Form 10QSB
period 1996-06-30
INTERSCIENCE COMPUTER CORP /CA/
filed 1996-08-14
CIK 907686

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  FORM 10-QSB


           [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
                         COMMISSION FILE NUMBER 1-12312

                       INTERSCIENCE COMPUTER CORPORATION
       (Exact name of small business issuer as specified in its charter)

                 CALIFORNIA                                  95-3880130
         (State of incorporation)                         (I.R.S. Employer
                                                         Identification No.)

                      5171 CLARETON DRIVE
                   AGOURA HILLS, CALIFORNIA                      91301
            (Address of principal executive offices)           (Zip Code)


                                 (818) 707-2000
                (Issuer's telephone number, including area code)

         Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES    X          NO
                                -------         -------

    Number of shares outstanding of each of the issuer's classes of common stock, as of August 10, 1994: 2,541,666 shares of common stock, no par value.

                 Transitional Small Business Disclosure Format:

                            YES              NO    X
                                --------        --------
===============================================================================
         This report contains 12 sequentially numbered pages.

                       INTERSCIENCE COMPUTER CORPORATION




                                     INDEX


                                                                         PAGE
                                                                         ----
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated  Balance Sheets as of June 30, 1996
         and September 30, 1995 . . . . . . . . . . . . . . . . . . . . .  3

Condensed Consolidated Statement of Operations
         for the Three Months Ended June 30, 1996 and 1995  . . . . . . .  5

Condensed Consolidated  Statement of Operations
         for the Nine Months Ended June 30, 1996 and 1995 . . . . . . . .  6

Condensed Consolidated  Statement of Cash Flows
         for the Nine Months Ended June 30, 1996 and 1995 . . . . . . . .  7

Notes to the Condensed Consolidated Financial Statements  . . . . . . . .  8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . .  9

PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . .  12


                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               INTERSCIENCE COMPUTER CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                     September 30,                 June 30,
                                                                          1995                       1996
                                                                 ---------------------        ------------------
                                                                                                 (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents    . . . . . . . . . . . . .           $ 2,046,017                $   646,398
     Accounts receivable, net of allowance    . . . . . . .             1,779,788                  1,810,048
     Inventories    . . . . . . . . . . . . . . . . . . . .             2,505,444                  4,529,482
     Prepaid expenses and other receivables   . . . . . . .               145,473                     60,525
     Current portion of notes receivable  . . . . . . . . .                62,500                     62,500
     Current portion of net investment in equipment
      contracts receivables   . . . . . . . . . . . . . . .               136,998                     55,146
     Deferred income taxes    . . . . . . . . . . . . . . .                99,000                     99,000
                                                                      -----------                -----------
           TOTAL CURRENT ASSETS   . . . . . . . . . . . . .             6,775,220                  7,263,099

   REPLACEMENT PARTS INVENTORY  . . . . . . . . . . . . . .             3,286,907                  4,100,799
   PROPERTY AND EQUIPMENT, net  . . . . . . . . . . . . . .               756,900                    697,340
   OTHER ASSETS
       Net investment in equipment contracts receivable
         less current portion   . . . . . . . . . . . . . .               405,438                    -
       Notes receivable   . . . . . . . . . . . . . . . . .               187,500                    -
       Patent, net of accumulated amortization  . . . . . .               366,695                    395,352
       Goodwill, net of accumulated amortization  . . . . .             1,262,975                  1,429,935
       Deferred income taxes  . . . . . . . . . . . . . . .               378,000                    378,000
       Deposits and other   . . . . . . . . . . . . . . . .               187,853                    180,575
                                                                      -----------                -----------
       TOTAL OTHER ASSETS   . . . . . . . . . . . . . . . .             2,788,461                  2,383,862
                                                                      -----------                -----------
                                                                      $13,607,488                $14,445,101
                                                                      ===========                ===========


See accompanying Notes to Condensed Financial Statements.

               INTERSCIENCE COMPUTER CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                      September 30,                June 30,
                                                                          1995                       1996
                                                                  --------------------        ------------------
                                                                                                 (Unaudited)
   CURRENT LIABILITIES
       Note payable to bank   . . . . . . . . . . . . . . .           $   200,000               $ 1,400,000
       Current portion of long-term debt    . . . . . . . .             1,271,088                   473,748
       Accounts payable and accrued expenses    . . . . . .             1,482,920                   937,902
       Deferred revenue   . . . . . . . . . . . . . . . . .                47,002                    83,841
       Income taxes payable   . . . . . . . . . . . . . . .               852,692                   650,464
                                                                      -----------               -----------
           TOTAL CURRENT LIABILITIES    . . . . . . . . . .             3,853,702                 3,545,955

   LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL
     LEASE, net of current portion  . . . . . . . . . . . .               479,731                 1,317,506
                                                                      -----------               -----------
         TOTAL LIABILITIES  . . . . . . . . . . . . . . . .             4,333,433                 4,863,461
                                                                      -----------               -----------

   SHAREHOLDERS' EQUITY
       Preferred stock, no par value; 1,000,000
        shares; issued and outstanding 36,000 shares
        (1995), 40,000 shares (1996) . . . . . . . . . . .              3,200,000                 3,600,000

     Common stock, no par value; authorized 10,000,000
      shares; issued and outstanding 2,541,666 shares   . .             4,241,748                 4,241,748

       Retained earnings    . . . . . . . . . . . . . . . .             1,832,307                 1,739,892
                                                                      -----------               -----------
             TOTAL SHAREHOLDERS' EQUITY   . . . . . . . . .             9,274,055                 9,581,640
                                                                      -----------               -----------
                                                                      $13,607,488               $14,445,101
                                                                      ===========               ===========





See accompanying Notes to Condensed Financial Statements.

               INTERSCIENCE COMPUTER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)


                                                                               Three  Months Ended
                                                                                    June 30,
                                                                 -----------------------------------------------
                                                                          1995                      1996
                                                                 --------------------       --------------------
SALES . . . . . . . . . . . . . . . . . . . . . . . . . . .            $2,208,112                $2,388,768
COST OF SALES   . . . . . . . . . . . . . . . . . . . . . .             1,260,500                 1,745,752
                                                                       ----------                ----------

  GROSS PROFIT  . . . . . . . . . . . . . . . . . . . . . .               947,612                   643,016
                                                                       ----------                ----------
OPERATING EXPENSES
  Sales and administrative  . . . . . . . . . . . . . . . .               472,044                 1,277,147
  Development   . . . . . . . . . . . . . . . . . . . . . .               304,343                    (1,221)
  Depreciation and amortization . . . . . . . . . . . . . .                35,300                    74,846
  Interest expense (income) . . . . . . . . . . . . . . . .               (14,095)                   40,960
                                                                       ----------                ----------
      TOTAL OPERATING EXPENSES    . . . . . . . . . . . . .               797,592                 1,391,732
                                                                       ----------                ----------
INCOME (LOSS) BEFORE TAX  . . . . . . . . . . . . . . . . .               150,020                  (748,716)
INCOME TAX  (BENEFIT) . . . . . . . . . . . . . . . . . . .                25,000                  (302,425)
                                                                       ----------                ----------
  NET INCOME (LOSS)  . . . . .  . . . . . . . . . . . . . .            $  125,020                $ (446,292)
                                                                       ==========                ==========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING  . . . . . . . . . . . . . . . . . . .             2,541,666                 2,541,666
                                                                       ----------                ----------
NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . . . .            $      .05                $     (.18)
                                                                       ==========                ==========





See accompanying Notes to Condensed Financial Statements.

               INTERSCIENCE COMPUTER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)


                                                                                Nine  Months Ended
                                                                                    June 30,

                                                                 -----------------------------------------------
                                                                          1995                       1996
                                                                 ----------------------     --------------------
SALES . . . . . . . . . . . . . . . . . . . . . . . . . . .            $6,919,111                $8,300,918
COST OF SALES   . . . . . . . . . . . . . . . . . . . . . .             3,918,033                 5,199,753
                                                                       ----------                ----------
  GROSS PROFIT  . . . . . . . . . . . . . . . . . . . . . .             3,001,078                 3,101,165
                                                                       ----------                ----------
OPERATING EXPENSES
  Sales and administrative  . . . . . . . . . . . . . . . .             1,370,746                 2,726,838
  Development   . . . . . . . . . . . . . . . . . . . . . .               802,492                    65,377
  Depreciation and amortization . . . . . . . . . . . . . .                98,865                   200,154
  Interest expense (income) . . . . . . . . . . . . . . . .               (56,086)                    9,390
                                                                       ----------                ----------
      TOTAL OPERATING EXPENSES    . . . . . . . . . . . . .             2,216,017                 3,001,759
INCOME BEFORE TAX   . . . . . . . . . . . . . . . . . . . .               785,061                    99,406
INCOME TAX  . . . . . . . . . . . . . . . . . . . . . . . .               279,000                   (18,425)
                                                                       ----------                ----------
  NET INCOME  . . . . . . . . . . . . . . . . . . . . . . .            $  506,061                $  117,831
                                                                       ==========                ==========
WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING   . . . . . . . . . . . . . . . . .             2,541,666                 2,541,666
                                                                       ----------                ----------
EARNINGS PER COMMON SHARE
                                                                       ----------                ----------
          NET INCOME  . . . . . . . . . . . . . . . . . . .            $      .20                $      .05
                                                                       ==========                ==========





See accompanying Notes to Condensed Financial Statements.

               INTERSCIENCE COMPUTER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                               Nine Months Ended
                                                                                    June 30,
                                                                               ------------------
                                                                        1995                       1996
                                                                   -----------------          -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income  . . . . . . . . . . . . . . . . . . . . . .            $  506,061                 $  117,831
   Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
   Depreciation and Amortization  . . . . . . . . . . . . .                98,865                    213,556
   Loss from rescission of asset sale . . . . .  . . . . . .                                          61,927

   Changes in operating assets and liabilities:
     Accounts receivable    . . . . . . . . . . . . . . . .              (721,353)                    96,646
     Inventory    . . . . . . . . . . . . . . . . . . . . .              (669,499)                (1,831,047)
     Prepaid expenses   . . . . . . . . . . . . . . . . . .              (116,011)                    22,448
    Deposits and other    . . . . . . . . . . . . . . . . .                10,600                      7,278
       Accounts payable  and accrued expenses   . . . . .                  68,248                   (685,031)
       Deferred revenue   . . . . . . . . . . . . . . . .                  10,295                     36,839
     Income taxes payable   . . . . . . . . . . . . . . .                (436,000)                  (202,228)
                                                                       ----------                 ----------
        NET CASH PROVIDED (USED) BY
          OPERATING ACTIVITIES    . . . . . . . . . . . . .            (1,248,794)                (2,161,781)
                                                                       ----------                 ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in subsidiary  . . . . . . . . . . . . . . .              (210,091)                  (238,951)
    Rescission of asset sale . . . . . . . . . . . . . . . . .                                        51,809
    Sale of assets . . . . . . . . . . . . . . . . . . . . . .                                         7,499
    Investment in equipment contracts receivable  . . . . .               143,362                    487,290
    Patent acquisition costs  . . . . . . . . . . . . . . .              (136,356)                   (72,849)
   Purchase of property and equipment   . . . . . . . . . .               (73,186)                   (27,616)
                                                                       ----------                 ----------
       NET CASH PROVIDED (USED) BY
           INVESTING ACTIVITIES   . . . . . . . . . . . . .              (276,271)                   207,182
                                                                       ----------                 ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Principal reductions of short-term
      and long-term obligations . . . . . . . . . . . . . .               (18,000)                (1,034,774)
   Proceeds of bank borrowings . . . . . . . . . . . . . . .                -                       1,400,000
   Proceeds from preferred offering . . . . . . . . . . . . .                                         400,000
      Preferred stock dividends paid  . . . . . . . . . . .              (202,500)                  (210,246)
                                                                       ----------                 ----------
      NET CASH PROVIDED (USED) BY
          FINANCING ACTIVITIES  . . . . . . . . . . . . . .              (220,500)                   554,980
                                                                       ----------                 ----------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . . .            (1,745,565)                (1,399,619)
CASH AND CASH EQUIVALENTS, Beginning of period  . . . . . .             3,405,590                  2,046,017
                                                                       ----------                 ----------

CASH AND CASH EQUIVALENTS, End of period  . . . . . . . . .            $1,660,025                 $  646,398
                                                                       ----------                 ----------



See accompanying Notes to Condensed Financial Statements.

               INTERSCIENCE COMPUTER CORPORATION AND SUBSIDIARIES
                         NOTES TO  CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.  Introduction

         The accompanying condensed consolidated financial statements of Interscience Computer Corporation (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's latest Annual Report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1996, and the statements of its operations and its cash flows for the nine month periods ended June 30, 1996 and 1995 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year.

    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:

         Overview: The revenues of Interscience Computer Corporation (the "Company") are primarily derived from the following three interrelated activities: 1) Providing maintenance services for data centers that contain mainframe computer systems and/or related peripheral equipment, particularly high speed production printers; 2) The distribution of proprietary consumable products, such as fusing agents and toners, that are used by the high speed production printers that are maintained by the Company; 3) The sale of computer equipment maintained by the Company, primarily through third party leases.
Most of the Company's consumable sales, and a major portion of the Company's revenues are derived from the sale of the Company's patented fusing agent (the "Fusing Agent").

         The Company has attempted to increase its geographic and equipment maintenance base through various acquisitions, including the January 1994 acquisition of J.C. Alltime Computer Service, Inc., a regional third-party maintenance company; the July 1995 acquisition of Laser Support & Engineering, Inc. ("LSE"), a regional third-party Xerox maintenance company; the acquisition in October 1995 of the Page Printing Division ("PPD") of Miltope Business Products, Inc., a third-party maintenance business for Delphax and Olympus page printers; and the June 1996 acquisition of certain Xerox maintenance contracts and equipment from Banctec, Inc. (the "BancTec Transaction").

         The Company also established a subsidiary in 1993 in the United Kingdom to market the Fusing Agent. Although a patent was issued on the Fusing Agent in the U.S. in July 1994, no patents on the Fusing Agent were issued in Europe until January 1996. Due to the lack of patent protection in Europe, the operations of the Company's United Kingdom subsidiary, Interscience PLC, did not live up to the Company's expectations, and the Company in 1995 elected to sell the operations of Interscience PLC to an affiliate of one of the Company's directors. However, after the sale of Interscience PLC, the Company received a patent for the Fusing Agent in England. Accordingly, the Company and the purchaser agreed to unwind the sale of Interscience PLC and to reinstate the operations of Interscience PLC. The Company incurred a loss of approximately $60,000 due to the reversal of the sale. For the nine-month period ending June 30, 1996, Interscience PLC has generated $1,040,000 of gross revenues and $145,000 of net income.

         Comparison of the Three Months Ended June 30, 1996 and June 30, 1995:

Revenues of the Company for the three-month period ended June 30, 1996 (the "Current Quarter") increased by $181,000, or 9%, over revenues for the three-month period ended June 30, 1995 (the "Prior Quarter") to approximately $2,389,000 from $2,208,000, respectively. The increase in revenue is attributable to a 112% increase in maintenance revenue, which increase was partly offset by a 50% decline in the sale of consumable products. The increase in maintenance revenues is primarily due to the additional revenues generated by LSE and PPD, which acquisitions were consummated after the close of the Prior Quarter. In addition, maintenance revenues increased due to the additional revenues generated under a major maintenance agreement the Company entered into a March 1996 with Business Mailing Express, Inc. ("BME"). The
BME maintenance agreement provided that the Company would take over the multi-state maintenance operations in stages. The Company anticipates that its maintenance revenues will increase in the future as the revenues from the BME agreement are fully realized and as maintenance revenues from the BancTec Transaction are recorded.

         The decrease in consumable sales is primarily due to a decrease in sales of Fusing Agent to Siemens Nixdorf Printing Systems ("Siemens"). The Company attributes the decrease to the timing of orders by Siemens and to certain issues regarding the Company's obligations to sell the Fusing Agent to Siemens, which issues are currently being resolved. The Company anticipates that orders for Fusing Agent from Siemens will increase in the future.

         Cost of sales for the Current Quarter exceeded the cost of sales of the Prior Quarter by $485,000, or a 39% increase. The principal reasons for the increase in the cost of sales are (i) a material increase in parts acquired and consumed during the Current Quarter by LSE and other expenses incurred by LSE, and (ii) the additional expenses related to opening and maintaining additional offices to service the assets acquired in the BancTec Transaction and, to a lesser extent, to service the BME agreement. Revenues attributable to the additional costs related to the BancTec Transaction and BME agreement did not match the costs incurred because of the staged phase-in of the BME agreement and BancTec Transaction. Revenues from these transactions are, however, expected to increase in the future. In addition, cost of sales for LSE during the Current Quarter were $447,000 on sales of $465,000. The Company believes that this imbalance in costs can be corrected. In order to control LSE's costs and to properly manage LSE's operations, the Company recently replaced the President of LSE and is currently considering merging the operations of LSE with the Company's other operations.

         Operating expenses for the Current Quarter increased by $594,000, or 75% over the Prior Quarter. The increase is attributable to the following one-time adjustments and on-going matters.

         - As mentioned above, the Company reacquired Interscience PLC after the Company's patent application for its Fusing Agent was approved in England. As a result of the reacquisition, the Company recognized a one-time $60,000 charge, which charge is reflected in the Current Quarter.

         - In March 1996 the Company sold equipment to one of its maintenance clients for $150,000, which sale was reflected in the Company's sales for the fiscal quarter ended March 31, 1996. During the Current Quarter, the buyer of the equipment notified the Company that it would not be able to consummate the equipment purchase this year, if ever. Accordingly, the Company has reversed the equipment sale, which reversal is reflected in the Current Quarter.

         - The Company has also incurred significant costs related to the BancTec Transaction. In order to service the new maintenance contracts acquired in the BancTec Transaction, the Company has established six additional field maintenance offices. Furthermore, due to the PPD acquisition and the additional Xerox maintenance contracts the Company has recently obtained, the Company undertook a significant training program for its field engineers. The travel, lodging and training expenses related to the training program were incurred primarily in the Current Quarter.

         The extraordinary expenses described above were partially offset by the decrease in development expenses. During the Prior Quarter, the Company expended significant amounts in developing some of the toner products it now has in pre-production negotiations with potential manufacturers. The initial development of the new products has been terminated, resulting in the decrease in development expenses.

         As a result of the decrease in Fusing Agent sales and of the adjustments made to reflect the Interscience PLC reacquisition, the reversal of the $150,000 equipment sale, the extraordinary expenses incurred by the Company in completing and supporting the recent BME agreement and BancTec Transaction, and the significant losses by LSE, the Company had a loss of $749,000 before tax during the Current Quarter compared to income of $150,000 for the Prior Quarter. Due to the loss in the Current Quarter, the Company had a $302,000 tax benefit that reduced the net loss to $446,000 for the Current Quarter.

Comparison of the Nine Months Ended June 30, 1996 and 1995:

         Revenues of the Company for the nine month-period ended June 30, 1996 (the "Current Period"), increased by $1,381,807 over revenues for the nine month-period ended June 30, 1995 (the "Prior Period"), to approximately $8,301,000, from $6,919,000, respectively. Revenue from annual maintenance contracts increased by approximately 74%, or $1,410,000, to $3,321,000 from $1,911,000. The increase in revenue from maintenance contracts is a result of the addition of PPD and LSE during the Current Period. Consumable products revenue decreased by 28% or $1,035,000, due to a reduction in sales of

Fusing Agent to Siemens of $1,234,760 in the Current Period compared to the Prior Period. However, sales of consumables to other distributors and the Company's end user maintenance base has increased by $200,000, or 10%, for the Current Period. During the Current Period, the Company also recognized revenues of $1,100,000 primarily from non-recurring sales of parts. Equipment sales decreased by about $120,000 or 21%, to $457,000 from $579,000 for the comparable nine month periods ended June 30, 1996 and 1995, respectively. Since equipment sales are typically individually structured, revenues from equipment sales can fluctuate from period to period.

         Gross profits for the nine-month period ended June 30, 1996 increased to $3,101,000 or 38% of total revenue, from $3,001,000, or 43% of total revenue. The decrease in the Company's gross profit ratio was due to the Company's lower gross margins on maintenance revenues and from reduced sales of higher margin consumable products.

         Sales and administrative expenses increased in the Current Period by $1,356,000, or 99%, due primarily to costs associated with expanding sales and field service capabilities during the Current Period and to the additional costs of maintaining the PPD and Xerox product lines. The Company has expanded its service capabilities to the cities of Denver, Sacramento, Chicago, Charlotte, Tampa and Hartford. In addition, the Company's expenses for the Current Period also increased due to the extraordinary expenses described in "Comparison of the Three Months Ended June 30, 1996 and 1995," above.

         Development investment for the nine months ended June 30, 1996 decreased by $737,000, to $65,000 from $802,000, or 92%, as a result of completing the initial development expense for the Company's new product lines intended to support both high speed color and black and white production printing.

         Income before tax and extraordinary items decreased by $686,000, or 88%, during the nine month period ended June 30, 1996, to $99,000, from $785,000, from the comparable 1995 period, as a direct result of the Company's expansion of maintenance capabilities. The large increase in sales and administrative expenses and a 103% or $101,000 increase in depreciation and amortization expense were also contributing factors.

Liquidity and Capital Resources:

         The Company's cash and cash equivalents, on June 30, 1996, decreased by approximately $1,400,000 from September 30, 1995. The decline was due to (i) the $800,000 payment made in January 1996 as part of the purchase price of the LSE acquisition and (ii) the increased investment in replacement parts inventory of $2,024,000 that was necessary due to the Company's acquisitions of BancTec inventory and its increase in maintenance capabilities. These uses of cash were partially funded from short term bank borrowings in the amount of $1,400,000 and the sale of 4,000 shares of the Company's Series B Preferred Stock for $400,000.

         On June 30, 1996, the Company's working capital and current ratio were $3,717,000, and 2:1 compared with $4,395,000, and 3.6:1 on June 30, 1995, and further compared to working capital of $2,922,000, and a current ratio of 1.76:1 on September 30, 1995.

         The Company's principal long-term obligations consist of its dividend obligations under its outstanding series of preferred stock and its obligation to pay BancTec a total of $950,000 in installments of $31,666.67 per month for 30 months. The Company believes that its cash flow from operations and its credit facility of $3,000,000 with Sanwa Bank of California will be sufficient to fund the Company's anticipated working capital needs for the foreseeable future.

                                    PART II

                               OTHER INFORMATION

ITEM 6. EXHIBITS REPORTS ON FORM 8-K

         (a)     27.  Financial Data Schedule.

         (b) No reports on Form 8-K were filed during the quarter for which this report is filed.




                                   SIGNATURE

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           INTERSCIENCE COMPUTER CORPORATION



Date: August 14, 1996                      _________________________
                                           Frank J. LaChapelle,
                                           Chief Executive Officer