Form 10KSB
period 1996-09-30
INTERSCIENCE COMPUTER CORP /CA/
filed 1997-01-13
CIK 907686

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-KSB

                                ----------------


    [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
          THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996.
                                       or
    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
        For the transition period from _______________ to_______________.

                         COMMISSION FILE NUMBER 1-12312

                        INTERSCIENCE COMPUTER CORPORATION
                 (Name of small business issuer in its charter)



       CALIFORNIA                                      95-3880130
 (State of incorporation)                 (I.R.S. Employer Identification No.)

               5171 CLARETON DRIVE, AGOURA HILLS, CALIFORNIA 91301 (Address of principal executive offices) (zip code)

                    Issuer's telephone number: (818) 707-2000


Securities to be registered pursuant to Section 12(b) of the Act:   NONE


Securities to be registered pursuant to Section 12(g) of the Act:   COMMON STOCK


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
YES  X   NO
    ---    ----

     Check mark indicates that disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for its most recent fiscal year were $11,253,383.

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 27, 1996 was approximately $7,625,000.

     There were 2,541,666 shares outstanding of registrant's common stock as of December 27, 1996.

     The following documents are incorporated by reference into this report:
Portions of registrant's Proxy Statement for its 1997 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the close of registrant's fiscal year, are incorporated herein by reference in Part III of this Annual Report.


================================================================================

FORWARD-LOOKING STATEMENTS

         In addition to historical information, this Annual Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Interscience Computer Corporation undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in 1997 and any Current Reports on Form 8-K by the Company.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

OVERVIEW

         Interscience Computer Corporation (the "Company") is an established, national, independent service and maintenance provider for high-speed production printers, computers, and other computer-driven equipment. During the fiscal year ended September 30, 1996 (the "1996 Fiscal Year"), the Company's principal sources of revenues were (i) fees from the maintenance and support of large data center equipment, particularly the high-speed production printers manufactured by Siemens AG ("Siemens") and by Xerox Corporation ("Xerox"), and (ii) the distribution and sale, to the Company's maintenance clients and to others, of consumable products used by high-speed production printers (such as fusing agent, toner and developer).

         Until the end of June 1995, the principal focus of the Company's maintenance operations was on the Siemens Model 2200 Laser Printer (the "Model 2200 Siemens Printer"), and the Company's consumable product sales efforts were directed almost exclusively at the distribution and sale of the Company's patented fusing agent that is used in Model 2200 Siemens Printers. Since June 30, 1995, the Company has significantly expanded its business and scope of operations, primarily through four acquisitions, to include (i) maintenance and support services for the Xerox high-speed production printers and, to a lesser extent, for the Delphax and Olympus page printers, and (ii) the distribution and sale of consumable products for the Xerox, Delphax and Olympus printers. The foregoing acquisitions have provided the Company with the expertise, equipment, inventory, remanufacturing capabilities, personnel and customer base to effectively compete nationally in the Xerox high-speed production printer maintenance and support market. The U.S. Xerox high-speed printer market is significantly larger than the U.S. Siemens high-speed printer market.

         As a result of the foregoing acquisitions, the Company on September 30, 1996 had a total of nine offices and warehouses located in seven states throughout the United States. In order to consolidate and integrate the operations of the various businesses that the Company has acquired during the past 18 months, and in order to reduce operating costs, the Company (i) recently commenced a company-wide reorganization and (ii) is currently completing the installation of a new intra-company computer network that will link and update all of the Company's communications, inventory, billing and accounting systems. The Company expects to consolidate four of its existing offices and warehouses in its reorganization, and anticipates that its new computer network will be fully operational by the end of the fiscal quarter ended March 31, 1997. The Company believes that its reorganization and the new computer network will enable it to reduce its overhead costs, reduce and/or reallocate its overall inventory levels, and improve its billing and customer service procedures.

         The Company also has operations in Europe. Interscience PLC, a wholly-owned subsidiary that the Company established in the United Kingdom in 1993, is primarily engaged in the distribution and sale of the Company's patented fusing agent, and Interscience GmbH, the Company's new German wholly-owned subsidiary, in October 1996 commenced providing maintenance services in Germany for Xerox production printers. During the 1996 Fiscal Year, Interscience PLC generated approximately 9% of the Company's gross revenues. The

Company expects that revenues from its two European subsidiaries will constitute an increased percentage of the Company's total revenues in the future.

         To date, the Company's principal consumable product has been a liquid fusing agent (the "Fusing Agent") used by the Model 2200 Siemens Printer. The U.S. Patent and Trademark Office issued a U.S. patent to the Company for the use of the Fusing Agent as a fusing agent in the cold or vapor fusion laser printing process in July 1994. The Company currently sells the Fusing Agent directly to its maintenance clients and distributes the Fusing Agent to other operators of the Model 2200 Siemens Printer through a five-year supply agreement that the Company recently entered into with OCE Printing Systems USA, Inc. ("OCE"), the successor to Siemens Nixdorf Printing Systems. The Company also sells the Fusing Agent to NCR Corporation, StorageTek, and the Bradshaw Group. During the 1996 Fiscal Year, sales of Fusing Agent constituted 41% of the Company's total revenues. The Company expects that U.S. sales of the Fusing Agent will decrease in the future as the Model 2200 Siemens Printer is gradually replaced by newer models of printers that do not use the Fusing Agent. However, as a result of a patent on the Fusing Agent that was issued in the United Kingdom to Interscience PLC in January 1996, sales of the Fusing Agent by Interscience PLC have increased significantly and are expected to continue to represent an additional source of revenue in the near future.

         Interscience Computer Company was organized in 1983 to be a third-party provider of maintenance services for computer hardware and related peripheral equipment. Unless otherwise specified herein, all references to the "Company" shall mean Interscience Computer Corporation and all of its subsidiaries. On September 15, 1993, the Company effected an initial public offering (the "Public Offering") of units, each of which consisted of one share of common stock and a warrant to purchase an additional share of common stock. The warrants expired in September 1996. The Company's principal executive offices are currently located in Agoura Hills, California, but are expected to be relocated to other facilities in Southern California during the fiscal quarter ended March 31, 1997 in connection with the on-going reorganization.

BUSINESS GOALS AND STRATEGY -- RECENT ACQUISITIONS

         The goal of the Company is to both increase its maintenance service customer base and to increase the amount of peripheral equipment parts and consumable products it develops, manufactures and/or sells. In addition to constituting a separate source of revenues, the Company believes that the consumable products that it develops, manufactures and/or sells will enable it to increase its maintenance service customer base.

         The Company plans to increase its maintenance service customer base by increasing its service capabilities to include printers manufactured by Xerox and, to a lesser extent, by others (including the new printers currently being sold by Siemens), and by developing and selling to its customers consumable products (such as fusing agents and toners) required to operate the equipment that the Company maintains. Since many of the Company's clients that operate high-speed production printers have more than one type of printer, by acquiring or developing additional maintenance capabilities to service such other machines, the Company believes it can increase revenues from its existing service base by maintaining more machines at each site. The Company also plans to increase its maintenance operations by expanding its operations into additional geographic locations. Since June 30, 1995, the Company has increased both the type of equipment it maintains and the geographic area in which it provides such maintenance services through the following four transactions:

         - Effective June 30, 1995, the Company acquired all of the outstanding shares of Laser Support & Engineering, Inc. ("LSE") for $1,678,000 in cash and promissory notes. LSE is a privately held company engaged in training Xerox printer field engineers and in providing maintenance services for Xerox high speed printers. The maintenance and training expertise acquired in the LSE acquisition has been used to train the Company's field engineers who were not qualified to maintain Xerox printers. Since all of LSE's maintenance contracts are located in Southern California, the acquisition provided the Company with Xerox maintenance contracts and capabilities throughout Southern California. The facilities of LSE and the Company's other Southern California operations are currently being consolidated in the on-going reorganization. See, "Item 2. Description of Property," and "Item 3. Legal Proceedings."

         - In October 1995, the Company acquired the Page Printing Division ("PPD") of Miltope Business Products, Inc. for approximately $260,000. PPD is a third-party maintenance provider for Delphax and Olympus page printers. The PPD operations are currently conducted solely in the Northeastern U.S., and the PPD facilities have been consolidated with the Company's New Jersey offices.

         - In June 1996, the Company acquired certain Xerox printer maintenance contracts, equipment and spare parts inventory from BancTec, Inc. for a purchase price of $2,050,000 in cash and a promissory note. The Company also hired some of BancTec's field engineers. The BancTec transaction provided the Company with Xerox printer maintenance operations in 11 states and the District of Columbia.

         - In October 1996, the Company acquired substantially all of the assets of Laser Printing Services, Inc. ("LPS") for $600,000 in cash and a promissory note. LPS is a Xerox laser printer maintenance provider based in Fairfax, Virginia. Although the acquisition of LPS has increased the Company's Xerox maintenance business and capabilities in the Northeastern U.S., LPS also has the capability of repairing and remanufacturing Xerox parts and equipment. The Company believes that this ability will reduce the Company's cost of parts for all of its Xerox maintenance operations. The Company intends to relocate its Maryland facilities to the Fairfax, Virginia facilities of LPS. See, "Item 2. Description of Property."

         The Company believes that manufacturers of high-speed production printers generally charge higher prices for the maintenance, spare parts and consumable products used by their equipment than the Company charges. The Company's strategy has been to provide maintenance services at a lower cost than that charged by the equipment manufacturers and to provide or sell, where possible, spare parts and consumable products to maintenance clients at costs below those typically charged by the equipment manufacturers. The Company is able to sell spare parts at a lower cost by remanufacturing parts in-house and by reselling the same toners, developers and other consumable products used by the equipment manufacturers under the Company's private label. In addition, the Company attempts to develop consumable products for printers that are either better or less expensive than the products sold by the equipment manufacturer. For example, the Company recently developed and commenced selling a toner for use with Delphax printers.

         The Company has targeted the Xerox printer market as the principal market for its expansion because the market is substantially larger than the Siemens market that the Company has previously focused on. In addition, the Company believes that opportunities exist in the Xerox maintenance market because of certain recent anti-trust lawsuits that were filed against Xerox and the elimination of certain factors that have previously restricted competition for Xerox maintenance business.

         Although the Company's goal is to develop, manufacture and sell consumable products for use with high-speed printers, the Company does not currently intend to manufacture most of such products in-house. Accordingly, to date, substantially all of the Fusing Agent, toner and developer sold by the Company has been manufactured and packaged for the Company by third party vendors.

HARDWARE SERVICES

         The Company provides third-party, multi-vendor computer hardware and peripheral equipment maintenance services primarily to private commercial and institutional enterprises and, to a lesser extent, to agencies of the U.S. government. The equipment currently maintained and serviced by the Company consists primarily of high-speed production printers and, to a lesser extent, other equipment located in large data or printing centers, including a wide range of peripheral subsystems (i.e. disk drives, tape drives and printers) and the mainframe, midrange and minicomputers on which such peripheral subsystems are dependent. The equipment maintained by the Company ranges from individual high-speed production printers to many printers, computers and pieces of equipment located in a mainframe computer room or printing facility.

           Most of the high-speed production printers currently maintained by the Company are manufactured by Xerox and Siemens. Additionally, the Company also maintains certain medium-speed printers manufactured by Delphax, Olympus, Dataproducts, and Printronix. The peripheral equipment currently serviced by the Company is manufactured by numerous companies.

         The computers maintained and serviced by the Company are primarily manufactured by International Business Machines Corp. ("IBM"), although the Company also provides such services for computers manufactured by certain other companies.

         Maintenance Services: The services provided by the Company consist primarily of scheduled preventive maintenance and emergency remedial services. Preventive maintenance includes inspections, diagnostic analysis, cleaning, adjustments, and replacement of components and parts. The Company also provides installation and deinstallation support, on-site operator training, and off-site repair of printers, computers and peripheral equipment.

         As of September 30, 1996, maintenance services were provided by the Company in the United States to clients located in 15 states and the District of Columbia. The Company's maintenance operations were coordinated through the Company's Agoura Hills, California, headquarters and through its two regional offices located at Anaheim, California and Lanham, Maryland. In addition to the regional offices, the Company maintained smaller, local offices at the facilities of certain of its clients. In connection with its on-going reorganization, the Company in November 1996 closed its Maryland facilities and moved the operations of the Maryland facilities to the Fairfax, Virginia, facilities that the Company acquired in its recent purchase of LPS. Accordingly, the Fairfax facility has now replaced the Lanham, Maryland, facility as the regional office for the Eastern U.S. In addition, the Company expects to consolidate four additional offices and warehouses and to relocate its principal executive offices. See "Item 2. Description of Property."

         The two regional offices are each responsible for maintaining all customer accounts, including providing all required field engineers and scheduling and performing all preventive or remedial maintenance, and for supporting the sale of consumable products to maintenance clients. The regional offices also maintain an inventory of spare parts and consumables commensurate with the maintenance needs of clients serviced from such offices. The Company's regional centers contain, in addition to a large inventory of new and remanufactured spare parts, an inventory of consumable products (such as toner and fusing agents used by printers). The centers also act as training facilities and provide depot repair services for equipment that cannot be repaired on site.

         As of September 30, 1996, the Company provided maintenance services to eight U.S. government agencies and approximately 225 nongovernment commercial and institutional accounts.

         Maintenance Contracts: The Company provides most of its services pursuant to maintenance contracts having terms of one or more years. With some exceptions, all of the Company's maintenance agreements with non-governmental organizations are one year contracts. The Company's standard maintenance contract provides that it is automatically renewed for an additional year unless canceled by either party within a 30-day period prior to the expiration of the contract.

         Most of the Company's maintenance contracts with agencies of the U.S. government are entered into as multi-year arrangements pursuant to which the Company is bound by the terms of the agreement during the entire multi-year term. However, since the procuring governmental agencies are only funded on a year-to-year basis, all such maintenance contracts expire each year unless renewed at the agency's option. Revenues from governmental agencies for future periods are therefore dependent upon the renewal of the agreement. Although government contracts expire annually by their terms, the Company's past experience with such contracts is that such agreements normally are renewed annually until the expiration of the specified multi-year term. Less than five percent of the Company's annual maintenance revenues for the 1996 Fiscal Year were derived from contracts with the government.

         The Company, as a government contractor, is subject to various statutes and regulations governing governmental contracts generally, including provisions regarding periodic audits, limitations on the Company's ability to transact business with certain foreign or sanctioned persons, and the requirements imposed by the government's affirmative action/equal opportunity policies. In addition, certain of the Company's personnel are required to obtain and maintain security clearances.

         Substantially all of the Company's maintenance contracts are fixed-fee arrangements. Under such contracts, the client agrees to pay a fixed amount, normally payable monthly, and the Company agrees to provide all parts (other than expendable parts and consumables) and labor necessary to maintain or repair the equipment during the term of the contract, regardless of the actual costs incurred. Accordingly, the Company may incur losses under such fixed-fee agreements in the event that the equipment requires unanticipated repairs or maintenance. Occasionally, the Company provides services on a time-and-materials basis, where the client agrees to pay a specified rate for each particular service to be performed and to purchase any parts used.

         Since the amount of repair and maintenance that a printer will require depends, to a significant extent, on the amount that the printer is used, the Company's maintenance contracts for high-speed production printers also provide for a variable usage fee in addition to the fixed fee. The amount payable as a usage fee normally depends on the amount of materials printed by the printer. Although the Company may sell toner, developer, or Fusing Agent to its maintenance clients, maintenance contracts for high-speed production printers typically do not require the Company to provide the consumable items used by the printers, such as toner and fusing agents. However, at the request of one of the Company's major customers, the Company has recently implemented a billing arrangement under which all charges, including maintenance fees, per page fees, and consumable costs are covered by a single fixed monthly fee. The Company is considering making this arrangement available to its other customers.

         The Company in October, 1996 formed Interscience GmbH, a wholly-owned subsidiary established in Germany. Interscience GmbH was established for the purpose of providing third-party maintenance services for Xerox high-speed production printers in Germany. Initially, Interscience GmbH will provide all maintenance services to its customers through a subcontract with an unaffiliated service provider. Under Interscience GmbH's arrangement with the unaffiliated provider, Interscience GmbH will enter into the maintenance contract with Xerox operators in Germany, will provide all Xerox parts and equipment, and will provide all training and supervision to the provider's engineers. Interscience GmbH will pay the unaffiliated provider a percentage of all gross revenues that Interscience GmbH receives under the maintenance contracts. To date, Interscience GmbH has entered into seven Xerox maintenance agreements in Germany.

         The Company did not derive more than 10% of its annual maintenance revenues in the fiscal year ended September 30, 1996 from any single contract or customer.

         Other Services and Sources of Revenues: In addition to its regular maintenance services, the Company provides repair and remanufacturing services for computers and related peripheral equipment at its regional offices for companies that are not on-going maintenance clients of the Company. To date, such other services have included remanufacturing Siemens and Xerox printers and various components of those printers.

         In July 1994, the Company introduced and commenced test marketing a toner for use with the Model 2200 Siemens Printer. The toner is currently manufactured by an unaffiliated toner manufacturer pursuant to the Company's specifications and is being sold by the Company to its maintenance clients. During the 1996 Fiscal Year, the Company completed its development of a toner compatible with the Delphax line of high speed electron beam imaging systems ("EBI") and the Miltope Business Products line of page printer. The Company has recently commenced selling its EBI toner to its EBI maintenance clients. Both toners are currently marketed under the Company's label. Although revenues from these recently developed toners have, to date, been relatively small, the Company expects toner revenue to increase in 1997.

         During the past few years the Company has leased new or remanufactured equipment to certain of its maintenance clients. Such leases were entered into primarily as an accommodation to the Company's clients, and revenues from such arrangements have not constituted a material portion of the Company's gross revenues.

         Competition: The Company competes for equipment maintenance and service contracts with both manufacturers of computers and peripheral equipment, and with other third-party servicing companies. The manufacturers of the computers and peripheral equipment serviced by the Company, which include Xerox, Siemens, IBM and StorageTek, all have large maintenance divisions to support their respective product lines. In addition, there are many large, well-established national third-party service companies, including General Electric Computer Services Corp., AT&T, Bell Atlantic Business Systems, Inc. (formerly Sorbus, Inc.), and Grumman Corp. These companies, and most of the Company's other competitors, have substantially greater financial resources, including larger marketing budgets, and larger technical staffs than the Company. Most manufacturers of equipment also have the advantage of greater familiarity with their own equipment and have greater access to the buyers of such equipment. The Company also competes regionally with other third-party maintenance companies and with small specialty service companies.

         The Company believes that the principal factors of competition in the computer and peripheral equipment maintenance market are technical capability, name recognition and price. The Company believes that because it only undertakes to maintain certain equipment with which its field engineers are highly experienced, the Company is able to compete based on its technical capabilities in maintaining such equipment. The Company's overhead and cost structure also permit it to compete on the basis of price with many of its competitors. In addition, the Company has traditionally competed against the maintenance departments of equipment manufacturers on the basis of the Company's ability to provide "one-stop" services for the equipment of various manufacturers located at one site. However, the maintenance departments of certain equipment manufacturers have also commenced servicing equipment manufactured by other companies and, therefore, have become competitors of the Company.

         Research and Development: During the past two years, the Company has committed significant financial resources to various research and development projects. Most of these projects were related to the development of new consumable products for use in high speed production printers, including the development of toner products for use with both monochrome and color printers. Although the Company's research and development efforts have resulted in the development of products that the Company currently markets, including the Fusing Agent and two toners, the Company has decided to reduce its research and development activities in the near future and to concentrate its efforts on expanding its maintenance base and on selling its existing products.

FUSING AGENT

         In 1992, the Company commenced marketing the Fusing Agent for use with the Model 2200 Siemens Printer. Revenues realized by the Company from the sale of the Fusing Agent during the fiscal year ended September 30, 1995, and 1996, were approximately $4,980,000 and $4,668,000 or 53% and 41%, respectively, of the Company's total revenues. Although, the Company believes that its sales of the Fusing Agent, both in the U.S. and in Europe, will continue to constitute a major source of revenues for the Company in the future, revenues from Fusing Agent sales are expected to decline as the existing base of Siemens printers declines.

         Background: In 1984, the Siemens Printer was introduced in the U.S. The Model 2200 Siemens Printer is a computer-driven high-speed, non-impact production printing system. Typical uses for the Siemens Printer include printing labels, bank statements, checks, bar codes, and "junk mail". The Siemens Printer is the only commercially available printing system known to the Company that utilizes a cold fusion (chemical) process to fuse print to the printed materials. All other currently available high-speed production printers, including the printers manufactured by IBM and Xerox and other printers manufactured by Siemens, use heat and pressure to fuse print to the printed materials. Most printed materials can be printed using standard printers that rely on heat and pressure to fuse print and do not require cold fusion printing. The cold fusion process, however, has certain advantages over the heat fusion process, particularly when printing on plastic stocks (including credit cards), on heat sensitive materials, such as gummed labels and envelopes, and on preprinted color forms. The Model 2200 Siemens Printer can perform all standard printing functions and can also be used for printing purposes where heat and pressure fusion is inappropriate.

         The cold fusion process of the Siemens Printer was previously dependent on the use of CFC-113 (Freon), a fluorocarbon that has been identified as an ozone-depleting chemical. Title VI of the Clean Air Act Amendments of 1990 (the "Clean Air Act") established a comprehensive regime for phasing out ozone-depleting substances, including CFC-113 and other chlorofluorocarbons ("CFCs") by the year 2000. As a result of these environmental regulations, the Fusing Agent has effectively replaced the prior CFC-based fusing agent used in the Siemens printers. Although the Fusing Agent, a halogenated hydrocarbon
(HCFC), does not use CFC-113, it is classified by the EPA as an ozone-depleting substance. However, because HCFCs deplete the stratospheric ozone to a much lesser extent than CFCs, the production of HCFCs is currently not required to be phased out until January 1, 2015.

         Product; Market. The Fusing Agent has been accepted and recommended by Siemens as a substitute for the CFC-113-based fusing agent for the Model 2200 Siemens Printer. Independent tests have confirmed that the Fusing Agent meets commercial standards of toxicity and safety. Tests performed by the Company indicate that the Fusing Agent can be substituted for CFC-113 in the Siemens Printer fusing process without any loss of printing efficiency or quality. Until the Company introduced the Fusing Agent, all Model 2200 Siemens Printers used the CFC-113 fusing agent that was sold exclusively by Siemens.

         The Company believes that there are approximately 800 printers currently in use in the U.S., including the Model 2200 Siemens Printers that were sold by StorageTek as the StorageTek Model 6100 Laser Printer and Model 2200 Siemens Printers that were incorporated into a printing system that was packaged and sold by Datagraphics. However, the number of Siemens Printers in service is declining and is not expected to increase due to the election by Siemens AG to cease manufacturing the Model 2200 Siemens Printer. Accordingly, the potential market for the Fusing Agent is expected to decline over the long term as the existing Siemens Printers are withdrawn from use.

         The Company formed Interscience PLC in the United Kingdom, in part, to sell Fusing Agent in the United Kingdom and, possibly, in the rest of Western Europe. In order to increase its marketing strength in Europe, the Company has filed patent applications for the use of the Fusing Agent in the cold fusion printing process with (i) the patent offices of the United Kingdom and Belgium, and (ii) the European Patent Office. The Company's patent applications for the United Kingdom and Belgium were approved in 1996. As a result, sales of Fusing Agent by Interscience PLC increased from $382,000 and $666,000 during the fiscal years ended September 30, 1994 and 1995, respectively, to $960,000 for the 1996 Fiscal Year. The increase in sale of the Fusing Agent during the 1996 Fiscal Year is attributable primarily to sales made after the receipt of the United Kingdom patent in January 1996. The Company expects that sale of the Fusing Agent by Interscience PLC in the coming fiscal year will continue to increase due to the grant of the patent. Although the Company has received a patent in the United Kingdom and in Belgium, the Company's patent position with respect to its pending European patent applications is subject to numerous uncertainties that involve complex legal, factual and scientific issues, and, therefore, no assurance can be given that the Company's claims in its European patent applications will eventually issue as patents.

         Sales and Marketing. The Company initiated sales of the Fusing Agent in 1992 to its existing maintenance customers under the Company's label. Since February 1993, the Company has also been selling the Fusing Agent to both its maintenance clients and to other distributors, including Siemens' U.S. printer division, as "Siemens Fusing Agent, Part Number 888."

         In July 1993, the Company entered into a purchase agreement with Siemens Nixdorf Printing Systems pursuant to which the Company agreed to sell to Siemens such amounts of the Fusing Agent as Siemens ordered from time to time during the term of the agreement. Siemens resold the Fusing Agent to its maintenance customers and to others for use in the Model 2200 Siemens Printer. The initial agreement has expired, and in September 1996, the Company entered into a new product purchase agreement (the "Supply Agreement") with OCE Printing Systems USA, Inc.("OCE"), the company that acquired Siemens Nixdorf. Pursuant to the Supply Agreement, OCE has agreed to purchase its Fusing Agent from the Company and the Company has agreed to sell to OCE such amounts of Fusing
Agent as OCE may from time to time order. The price for the Fusing Agent is a fixed price, which price escalates annually after the first year. The fixed price may also be increased by the amount of any increase in the Company's cost of Fusing Agent raw materials if the cost of such raw materials increases for the Company by more that 10%. The Company has agreed not to solicit any new distributors of the Fusing Agent during the term of the agreement, provided that OCE purchases no less than 12,000 cartons of Fusing Agent during any 12-month period. The Supply Agreement has a term of five years and may be extended by OCE at its discretion for an additional year. Since the execution of the Supply Agreement, OCE has placed orders for a total of 11,500 cartons of the Fusing Agent.

         The Company has agreed to transfer to OCE all of the Company's rights, including its patent rights, its expertise and information pertaining to the use of the Fusing Agent compound in the cold fusion printing process if and when the Company (i) ceases to produce, distribute and sell the Fusing Agent and no longer has any business activities relating to the Fusing Agent, or (ii) if the quality of the Fusing Agent delivered by the Company is not sufficient for OCE's requirements. Disputes regarding the quality of the Fusing Agent are required to be resolved between the parties through binding arbitration.

         The Company also sells the Fusing Agent to NCR Corporation, an owner and operator of a significant number of the Siemens printers, and to the Bradshaw Group, a third party maintenance provider. The Company allows these purchasers to resell the Fusing Agent under their own private labels.

         Sources of Supply: The Company has entered into a supply contact with AlliedSignal, Inc. ("AlliedSignal") for the purchase of the HCFC compound that is used as the Fusing Agent. The supply contract obligates the Company to purchase from AlliedSignal and obligates AlliedSignal to sell to the Company, subject to the terms of the agreement, all of the HCFC compound the Company domestically needs for the Fusing Agent during the period ending on December 31, 1996. The Company believes that there are several other domestic or foreign companies that can provide the Company with the HCFC that it expects to need in the future. The Company has initiated discussions with AlliedSignal and such other suppliers regarding future purchases of HCFC and will decide on who its future supplier will be based on price and other considerations. The Company does not currently believe that the expiration of the supply agreement with AlliedSignal will adversely affect its ability to obtain HCFC at competitive prices.

         The Company's United Kingdom subsidiary currently purchases the Fusing Agent compound from a European supplier.

         The Fusing Agent sold by the Company is dispensed into the Model 2200 Siemens Printer from a specially designed reusable canister capped with a valve designed by the Company. The canister and valve are manufactured for the Company by unaffiliated manufacturers. Although the manufacturers of the canister and the valve are currently the Company's only sources for such components, the Company believes that it could find alternate manufacturers for the valve and canisters. Since the canisters are re-usable, any temporary delay in the manufacture of such canisters would not be expected to have an immediate impact on its ability to supply the Fusing Agent to its clients. Nevertheless, any extended delay or disruption in the production of these components by the current manufacturers could delay the Company's Fusing Agent shipments and could have an adverse effect on the Company's Fusing Agent sales.

         The Company currently purchases the various other products that it sells for use with high-speed printers, including its proprietary toners, the non-proprietary toners, and the developers, from various third-party independent manufacturers. The terms under which these other products are manufactured, packaged and shipped for the Company vary depending on the product and the Company's needs.

PATENTS

         On July 26, 1994, the United States Patent and Trademark Office (the "Patent Office") issued a U.S. patent (the "Patent") to the Company for the use of the Fusing Agent as an alternative fusing agent in the cold printing process. A patent for the use of the Fusing Agent as a fusing agent in the cold printing process has also been issued to the Company in the United Kingdom and in Belgium, and the Company has applied for similar patent rights with the European Patent Office. Although the Company has been awarded a patent in the United Kingdom and Belgium, no assurance can be given that any of the claims in the Company's patent applications will eventually issue as patents in the European Patent Office.

         On October 16, 1995 the Patent Office issued a notice to the Company that an unnamed party had copied a claim of the Patent for purposes of instituting an Interference Proceedings to determine priority of invention. As of the date of this filing, the Company is waiting for the Patent Office to determine whether or not an Interference will be declared. See "Item 3 - Legal Proceedings." In addition, the Fusing Agent patent that was issued to the Company in the United Kingdom has been challenged by a third party distributor of the Fusing Agent. The Company does not believe that the challenge has any merit and is vigorously defending the patent. However, should the Company's United Kingdom patent be invalidated, the ability of Interscience PLC to continue to distribute Fusing Agent in the United Kingdom would be severely limited.

         Although the Company believes that the Fusing Agent was independently developed and does not infringe on patents of others, third parties can claim that the Company's Fusing Agent infringes on the rights of others. If it were determined that the Fusing Agent does infringe on the property rights of third parties, the Company may be required to modify the formula of the Fusing Agent or obtain a license from such third party. No assurance can be given that the Company will be able to do so in a timely manner or on acceptable terms and conditions; and the failure to do either could have a material adverse effect on the Company's business. The Company, in the past, has initiated litigation against a number of companies that have sold the Fusing Agent without the Company's permission, and the Company will continue to defend its rights in the Patent.

         The Company has also filed several other patent applications with the Patent Office regarding the cold fusion process and consumable products used by printers, including an application related to dry toners which may advantageously be used in color imaging, security document imaging, magnetic ink character recognition printing and other specialized imaging applications with an electrophotographic, electrographic, or magnetographic imaging systems designed for solvent vapor fixing. To date, no other patents have been issued to the Company, and no assurance can be given that any additional patents will be granted.

EMPLOYEES

         As of September 30, 1996, the Company had 84 full-time employees, including four executive officers, 60 field engineers, one salesman, eight persons employed in administration, and eleven persons engaged in in-house engineering and logistics. The Company also retains numerous technical consultants and maintenance engineers, on a case by case or when needed basis. The Company's field engineers are highly trained with substantial experience. None of the Company's employees are represented by a union, and the Company believes that its employee relations are good.

ITEM 2.  DESCRIPTION OF PROPERTY.

         As of September 30, 1996, the Company maintained its U.S. offices in seven cities. In addition, Interscience PLC, the Company's U.K. subsidiary, also leased an office in Ashford, England. All of the Company's leases were entered into with unaffiliated third parties. The following is a summary of the Company's office leases as of September 30, 1996:


                                                     Base                     Lease                   Approx.
                                                    Monthly                 Expiration                Square
Location                                             Rent                      Date                    Feet
--------                                            ------                    ------                  -----
Agoura Hills, CA                                        $7,350            month-to-month               10,572
Lanham, MD                                              $5,000            month-to-month               15,000
Hackensack, NJ                                          $3,399            March 31, 2000                6,300
Anaheim, CA ("LSE")                                     $6,035           October 31, 1998              13,120
Dallas, TX                                              $  800            month-to-month                2,000
Bethel, CT                                              $  700          February 28, 1998               1,000
Anaheim, CA  (the "Company")                            $3,321            month-to-month                7,723
Ashford, Middlesex, England               pound sterling 1,000            month-to-month                1,000


         As of September 30, 1996, the Company also leased storage space for parts and inventory in Anaheim, California, and in Mill Valley, California.

         As part of the Company's recently initiated company-wide reorganization, the Company has decided to consolidate and/or to relocate certain of its facilities in order to reduce the Company's rental expenses and in order to more efficiently organize the Company's operations. Accordingly, since September 30, 1996, the Company has (i) closed the Lanham, Maryland facility and moved it to the Fairfax, Virginia, facility that the Company acquired in its acquisition of LPS in October 1996, and (ii) relocated the Hackensack, New Jersey, and Bethel, Connecticut, facilities to a new facility in Carlstadt, New Jersey. The new Carlstadt facility is a 9,000 square-foot facility that is leased under a five-year lease that expires on November 1, 2001. The monthly rental payment for the Carlstadt offices is $4,875. The Fairfax facility is a 7,000 square-foot office and warehouse facility that is leased under a lease that expires on September 30, 1997. The monthly rent for the Fairfax facility currently is $5,950. Also, the Company has informed the landlord of its Agoura Hills executive offices and warehouse that it will move out of this building during the next few months. The Company intends to move the Agoura Hills warehouse to the Anaheim facility and to relocate the executive offices to smaller office space in the greater Los Angeles, California area. The Company does not believe that it will have any difficulty in obtaining suitable office space for its executive offices. In addition, the Company intends to close the Anaheim, California offices and warehouse of LSE and intends to move these facilities to the Company's Anaheim warehouse. The Anaheim warehouse is being expanded to accommodate the LSE offices and warehouse and the Company's Agoura Hills warehouse, both of which are being moved to the expanded Anaheim facility. This expanded Anaheim facility is leased pursuant to a five-year lease at an initial cost of $7,569 per month.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is the assignee of the entire right, title and interest in and to U.S. Patent No. 5,333,042 (the "Patent") directed to a method for using fusing agent in cold fusion laser printers. On October 16, 1995, the Patent Office issued a notice to the Company that an unnamed party had copied a claim of the Patent for purposes of instituting an Interference Proceedings under 35 U.S.C. 135 to determine priority of invention. The Patent Office has not yet notified the Company whether or not an Interference will be declared, and the Company is unable to estimate when the Patent Office will issue its determination on the claim. If an Interference is declared by the Patent Office, the Patent Office will then institute formal proceedings to determine who was the first inventor of the copied claim. Such proceedings could take several years to resolve and be expensive to defend. The Company believes that it was the first inventor of the inventions claimed in the patent and that, accordingly, no Interference should be declared. However, if an Interference is declared, the Company will vigorously defend its rights to the Patent.

         Pursuant to that certain Agreement of Purchase and Sale of Shares, dated January 1996 and effective as of June, 30, 1995, Messrs. Greb, Lynn, Casey and Hively (collectively, the "Sellers") sold all of the stock of Laser Support & Engineering ("LSE") to the Company for $1,678,038. The purchase price was to be paid be a $800,000 cash payment plus the delivery of two equal installment payments pursuant to promissory notes secured by all of the LSE stock. Following the acquisition, the Company informed the Sellers that the Sellers had breached certain provisions of the Purchase Agreement. Until the matter was resolved the Company deposited the first installment ($438,018) due under the purchase price promissory notes in an interest-bearing account before the payment was due. The Sellers responded to the Company's claim that there was a breach of the representations and warranties by purportedly accelerating the notes, demanding late fees, and purportedly re-electing themselves as the LSE directors. The Sellers then sued the Company in the Superior Court of California, County of Orange, on August 2, 1996 to enjoin the Company from interfering with their management of LSE (John Greb, Barry N. Lynn, Dennis Casey, John G. Hively, v. Interscience Computer Corporation). The Company countersued the Sellers in the same court on August 6, 1996 (Interscience Computer Corporation vs. John Hively, Barry N. Lynn, Dennis Casey, John Greb, Laser Support & Engineering) for breach of contract, fraud and rescission. On September 5, 1996, the Company posted a $952,000 bond for the full amount of the unpaid principal balance of the promissory notes and the superior court accepted the parties' stipulation that the dispute would be resolved by arbitration. John Greb, Barry N. Lynn, Dennis Casey, and John G. Hively v. Interscience Computer Corporation, JAMS Arbitration Link No. 960-258-046. As of the date of this Annual Report, the Sellers are not involved in the operation of LSE and the Company is continuing to operate and manage LSE. The Company anticipates that the arbitration will commence in February 1997.

         On August 13, 1996, Thomas Zirnite ("Zirnite") filed an action against the Company for breach of contract and wrongful termination in Los Angeles County Superior Court, North District, Zirnite v. Interscience Computer Corporation, seeking unspecified damages. The Company has cross-complained for $1,000,000 of damages and $10,000,000 of punitive damages based on slander. In June 1995, the Company hired Zirnite as Vice President of Finance and Administration to assist Company's Chief Financial Officer. The Company subsequently terminated Zirnite's employment on December 7, 1995. Zirnite alleges that the termination was in retaliation for his refusal to perform accounting procedures which would have violated the law and generally accepted accounting procedures. Zirnite made such allegations to the third parties, for which the Company has filed a cross-complaint.

         On August 30, 1996, Julie Zuniga filed a lawsuit in Los Angeles County Superior Court alleging sexual harassment and naming Michael Brennan, the former President of the Company, and the Company as defendants. Mr. Brennan's five-year employment agreement expired in October 1996, and Mr. Brennan is no longer employed by the Company. The complaint alleges inappropriate sexual comments and conduct by Mr. Brennan and others on behalf of the Company. The complaint asks for an unspecified amount of actual and punitive damages.

         On September 23, 1996, Laura Brennan filed a complaint against the Company and Jim Mitchelli, Vice President of the Company, for employment discrimination and wrongful termination. The suit is pending in Los Angeles County Superior Court, Northwestern District, Case No. LC038584. Ms. Brennan alleges that she was terminated upon becoming pregnant. The complaint asks for an unspecified amount of actual and punitive damages.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of the security holders.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Common Stock is currently traded in the Nasdaq National Market under the symbol "INTR." The following table sets forth the high and low sales prices for the Common Stock, as reported by the Nasdaq Stock Market, during the two most recent fiscal years. The prices do not include retail mark-ups, mark-downs or fees.

                                                          Common Stock
                                                          Sales Prices
                                                     ----------------------
                                                     High               Low
                                                     ----               ---
 Year Ended September 30, 1995
  October 1, 1994 - December 31, 1994                $6.00             $5.00
  January 1, 1995 - March 31, 1995                   $5.25             $4.75
  April 1, 1995 - June 30, 1995                      $5.625            $4.75
  July 1, 1995 - September 30, 1995                  $5.75             $4.875

 Year Ended September 30, 1996
  October 1, 1995 - December 31, 1995                $5.50             $4.875
  January 1, 1996 - March 31, 1996                   $5.50             $4.687
  April 1, 1996 - June 30, 1996                      $5.125            $4.50
  July 1, 1996 - September 30, 1996                  $5.00             $3.625

         To date, the Company has not declared or paid any cash dividends with respect to its Common Stock, and the current policy of the Board of Directors is to retain earnings, if any, to provide for the growth of the Company. Consequently, no cash dividends are expected to be paid on the Common Stock in the foreseeable future. Further, there can be no assurance that the proposed operations of the Company will generate the revenues and cash flow needed to declare a cash dividend or that the Company will have legally available funds to pay dividends. Any dividends on the Common Stock would be subject to prior payment of dividends on the Series A Preferred Stock and Series B Preferred Stock.

         The Company is obligated to make quarterly dividend payments on its outstanding shares of Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") and Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock"). The dividends are payable quarterly on the fifteenth day of April, July, October and January of each year at a quarterly rate of $1.875 per share of Series A Preferred and Series B Preferred Stock, respectively (subject to adjustment under certain circumstances). The Company has timely paid the cash dividends required to be paid on the Series A Preferred Stock and Series B Preferred Stock since the initial issuance of such shares.

         On March 29, 1996, the Company sold 4,000 shares of its Series B Preferred Stock to Renaissance Capital Growth & Income Fund III, Inc. for $400,000. The shares of Series B Preferred Stock were sold without the use of an underwriter or placement agent pursuant to the private placement exemption available under Section 4(2) of the Securities Act of 1933, as amended.

         The Series B Preferred Stock bears dividends at an annual rate of 7.5% of the stated value, votes on an as-if-converted basis, and is convertible into shares of Common Stock at the option of the holder at a conversion price of $5.00 per share, subject to anti-dilution adjustments.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Annual Report.

OVERVIEW

         Since its organization, the Company's principal business has been providing maintenance services for computers and for a wide range of related peripheral equipment, including high-speed printers. During the past few years, the Company's maintenance activities were directed primarily at the Model 2200 Siemens Printer market. In 1992, the Company developed and commenced commercially marketing the Fusing Agent and, since February 1993, has been selling the Fusing Agent directly to end users and to unaffiliated distributors. Revenues realized by the Company from the sale of the Fusing Agent constituted 53% and 41% of the Company's total revenues for the fiscal years ended September 30, 1995 and 1996, respectively.

         During the past 18 months, the Company has been expanding its maintenance business to include maintenance services for the Xerox line of high-speed production printers and, to a lesser extent, other non-Siemens printers. Accordingly, during the past 18 months, the Company has made a number of acquisitions for the purpose of acquiring the parts and inventory, the technical expertise, and the maintenance contracts that are required to effectively compete in these other printer maintenance markets. These acquisitions have consisted of the purchase of LSE, PPD, LPS and of certain of the assets of BancTec, Inc. (collectively, the "Acquired Operations"). To date, the Company has paid a total of $2,308,000 in cash for the purchase of these assets and businesses, and has incurred $1,733,000 of additional indebtedness to the sellers of these assets and businesses. In addition, during the 1996 Fiscal Year, the Company incurred other expenses related to the acquisitions, including the general and administrative expenses of the acquired operations and the additional labor costs of employees of such operations. In order to fully integrate the acquisitions with the Company's existing operations, and in order to reduce redundant general and administrative expenses and excess labor expenses, the Company recently initiated a company-wide reorganization pursuant to which its labor force is being reduced to eliminate duplication, the offices and warehouses are being consolidated, and the financial, reporting and communications systems of the various operations are being connected by a new computer network. The Company believes that the reorganization will reduce the Company's operating expenses in the future.


RESULTS OF OPERATIONS

         Fiscal Years Ended September 30, 1995 and September 30, 1996.

         Sales for the fiscal year ended September 30, 1996 (the "1996 Fiscal Year") increased by $1,858,000, or 20%, over sales for the fiscal year ended September 30, 1995 ("Fiscal 1995"). The increase is attributable primarily to the additional maintenance revenues generated by the Acquired Operations. However, the increase in sales is also due, in part, to certain additional revenues generated by the Company's existing maintenance operations. The increase in maintenance revenues was partly offset by a $312,000 decrease in revenues from the sale of Fusing Agent. During the 1996 Fiscal Year, the Company generated $4,668,000 of sales revenues from the sale of Fusing Agent, compared to $4,980,000 derived during Fiscal 1995. The decrease in the sale of Fusing Agent is attributable to the decrease of Model 2200 Siemens Printers in use and to the amount of Fusing Agent that Siemens ordered from the Company. The Company believes that sales of the Fusing Agent during the fiscal year ending September 30, 1997 will increase slightly due to the new Supply Agreement that the Company entered into with OCE in September 1996 (see, "Item 1. Description of Business-Sales and Marketing") and to the patent that was issued to the Company in the United Kingdom in January 1996. The patent issued in the United Kingdom is expected to result in an increase in sales of Fusing Agent in the United Kingdom by the Company's United Kingdom subsidiary. However, over the longer term, sales of the Fusing Agent are expected to decrease.

         Gross profits increased by $428,000, from $3,898,000 in Fiscal 1995 to $4,326,000 in the 1996 Fiscal Year, due to the increase in sales. However, the 11% increase in the gross profits in the 1996 Fiscal Year over Fiscal 1995 is less than the 20% increase in sales due to the 26% increase in cost of sales. Cost of sales as a percentage of sales increased from 59% in Fiscal 1995 to 62% for the 1996 Fiscal Year due, in particular, to the additional costs attributable to the Acquired Operations. Such additional costs included redundant labor costs and the cost of acquiring the parts and equipment that are necessary to service the newly expanded operations. The Company increased its inventory levels during the past fiscal year (i) in order to enable it to expand its operations into the Xerox high-speed production printer market and (ii) in connection with the purchase of the Acquired Operations. As of September 30, 1995, the Company employed 40 field engineers. By September 30, 1996, the number of field engineers had increased to
60. Although the number of field engineers generally will increase as the Company's maintenance operations increase, the Company believes that certain labor redundancies existed due to its purchase of the Acquired Operations. Accordingly, the Company has, since September 30, 1996, reduced the number of its field engineers by ten in connection with its on-going reorganization.

         Sales and administrative expenses increased by $2,235,000, or by 92%, from Fiscal 1995 to the 1996 Fiscal Year. The increase is due primarily to the additional costs associated with the operations of the Acquired Operations. The Company expects to reduce a certain portion of these expenses in its currently on-going reorganization. In addition, the Company also incurred significant legal expenses related to the various lawsuits that the Company is currently defending, all of which were filed during the 1996 Fiscal Year. In addition to paying its own legal expenses, the Company is currently also paying the legal expenses of Mr. Brennan's separate counsel in the lawsuit that was filed against both the Company and Mr. Brennan. Mr. Brennan is the former President of the Company. See "Item 3. Legal Proceedings." Because the Company intends to vigorously defend each of the pending lawsuits, these fees are not expected to decrease in the near future. In addition, because of the expenses that the Company expects to incur in connection with the various lawsuits in which the Company is currently involved, the Company for the 1996 Fiscal Year reserved $200,000 as a loss contingency.

         The Company's development expenses decreased by $758,000 in the 1996 Fiscal Year as the development of certain consumable products was completed and the development of other consumable products was delayed. Although the Company intends to continue to develop consumable products in the future, the Company does not expect such development expenses to be as significant in the future as during Fiscal 1995.

         Depreciation and amortization increased by $113,000, or 72%, during the 1996 Fiscal Year over the past year due primarily to the significant increase in the amount of its equipment and amortization of Goodwill.

         As a result of the significant increase in the Company's sales and administrative expenses and the increase in the Company's cost of sales percentage, the Company posted a loss of $1,052,000 from its operations for the 1996 Fiscal Year compared to operating income of $469,000 during Fiscal 1995. As discussed elsewhere in this Annual Report on Form 10-KSB, the Company is currently attempting to reduce its sales and administrative expenses and is attempting to reduce its cost of sales. No assurance can be given that the Company will be able to reduce these and other costs in its reorganization or otherwise or that any such reduction will be sufficient to enable the Company in the future to generate a profit from operations.

         The Company's interest income decreased from $89,196 in Fiscal 1995 to $5,100 in the 1996 Fiscal Year due to the use of the Company's cash to pay portions of the purchase price of its acquisitions, to pay the additional expenses related to the acquisitions, to the maintenance of additional facilities, and to the increased level of litigation expenses. Likewise, the Company's interest expense increased from $9,020 in Fiscal 1995 to $228,000 in the 1996 Fiscal Year due to the indebtedness that the Company incurred in connection with the recent acquisitions and the accrual of interest related to unpaid income taxes. As of September 30, 1996, the Company owed the sellers of the various businesses that it had acquired a total of $1,733,000. In addition, the Company has borrowed $1,333,000 from its bank to fund the purchase of the Acquired Operations. Interest on this acquisition indebtedness will continue to accrue in the future until the indebtedness is repaid in full. Accordingly, the Company's interest expense is not expected to decrease significantly in the near future.

         For the 1996 Fiscal Year, the Company had an income tax benefit of $81,000. The amount of the income tax benefit was reduced due to certain tax expenses, including (i) an adjustment to the provision of the prior year's tax liability of $208,000, which amount is included in the current year's tax expenses, and (ii) a change in the valuation allowance of $69,000.

         Dividends paid on preferred stock increased in the 1996 Fiscal Year from dividends paid in Fiscal 1995 due to the issuance of additional shares of preferred stock. The additional shares, issued for $400,000, bear dividends at a rate of 7.5% per annum on stated value ($400,000) of the shares.

         Fiscal Years Ended September 30, 1994 and September 30, 1995

         Sales for Fiscal 1995 decreased by approximately $126,000, or 1%, to $9,396,000, from sales for the fiscal year ended September 30, 1994, ("Fiscal 1994") of $9,552,000. The $126,000 decrease in Fiscal 1995 revenues is attributable to a $2,384,000, decrease in the U.S. sales of the Fusing Agent to Siemens Nixdorf Printing Systems ("Siemens Nixdorf"), the predecessor of OCE. Additionally, there was a decline in revenues from equipment leasing activities by $414,000, or 56%, to $324,000, compared with Fiscal 1994 lease revenues of $738,000. However, the Company realized offsetting increases in maintenance revenues of $549,000, increased sales of the Fusing Agent in Europe by Interscience PLC, and $250,000 of revenue generated from the sale of spare parts, printers and other assets to an unaffiliated European based company. In Fiscal 1995, revenues from maintenance services constituted 40% of the Company's total revenues, compared with 30% for Fiscal 1994. Sales in the U.S. and abroad of the Fusing Agent and consumables constituted 58% of Fiscal 1995 revenues, compared with 62% of total revenues in Fiscal 1994. The increase in maintenance revenues is attributable to revenues generated by JCACS and LSE, the subsidiaries that were acquired during Fiscal 1994 and 1995, respectively. During Fiscal 1994, the Company realized revenues of $4,300,000, or 45% of total revenue, compared with Fiscal 1995 revenues of $1,916,000, or 20% of total revenue from the sale of Fusing Agent to Siemens Nixdorf.

         Gross profits increased by 2% in Fiscal 1995, from approximately $3,824,000 in Fiscal 1994 to approximately $3,898,000 in Fiscal 1995. The slight increase in gross margins is attributable to increased sales of Fusing Agent and consumable products by the Company directly to end-users, which realize higher prices than sales of those products to distributors.

         Sales and administrative expenses increased from $1,589,000 in Fiscal 1994 to $2,424,000 in Fiscal 1995, due primarily to the additional costs associated with the operations of JCACS and LSE. The increase in the amount of sales and administrative expenses, $809,000, relate to approximately $54,000 in management fees; $147,000 in bad debt expense from JCACS receivables from Fiscal 1994; $308,000, in direct sales and management wage expense; $120,000, in increased facility costs; $80,000, in professional fees; and $100,000, in miscellaneous expenses, including insurance, communications and travel. Such expenses as a percentage of total revenue substantially changed from 16.7%, in Fiscal 1994 to 25.8% in Fiscal 1995.

         During Fiscal 1995, the Company's research and development expenses increased by 300% from $248,000 to $826,000, or an increase of $578,000, due to the Company's increased research and development activities, which increase was primarily related to the development of new toners that take advantage of the Fusing Agent's properties for both monochrome and color printing, and the integration of a Company designed cold or vapor fusion system integrated with high speed print engines manufactured by Delphax Imaging Systems, Inc ("Delphax"). The first such product under development was a monochromatic toner compatible with the Delphax print engine and the vapor fusing system employing the Fusing Agent. Delphax (Canton, MA) is the leading worldwide supplier of high speed production printers employing electron beam imaging technology, which competes with electrophotographic technology employed in high speed printers manufactured by Xerox, IBM and Siemens.

         The Company's operating income for Fiscal 1995 decreased by $1,313,000, from $1,724,000 to $433,000. The rate of the decrease in operating income, on essentially level comparable revenues, can be attributed to the increases of $703,000 and $578,000, related to sales and administration, and development expenses, respectively, which together total $1,281,000.

         Net interest income in Fiscal 1995 was $90,000 compared to interest income of $22,000 in Fiscal 1994 due to the interest earned in fiscal 1995 by the Company on the net proceeds derived from the Public Offering.

         During December 1995, the Company arbitrated a contract dispute with a vendor for products to be delivered during Fiscal 1995 and 1996. The Company claimed approximately $400,000 with respect to the inability of the vendor to supply product under a supply agreement. The vendor's claim was for $639,000, based on the contention that the Company was in default in not purchasing agreed quantities of product. By direction of the American Arbitration Association, dated December 8, 1995, the vendor was awarded $194,000, and administration and Arbitrator fees. Consequently, the Company has expensed $200,000, related to the loss on the arbitration settlement.

         Income taxes for Fiscal 1995 decreased by $810,000 to an income tax benefit of $35,000, resulting from research and development tax credits, from $775,000 during the prior year. In October 1993, the Company effected a change in its accounting policies to conform to Statement of Financial Accounting Standards No. 109. The change in accounting policies resulted in a one-time income recognition of $242,000 during Fiscal 1994 and in the addition of $70,000 of deferred income taxes to the Company's assets on its September 30, 1994 balance sheet.

         As result of the Company's decreased operating income and the one-time $200,000 expense related to the arbitrated dispute, the net income for Fiscal 1995 decreased to $468,000 from Fiscal 1994 net income of $1,213,000.

LIQUIDITY AND CAPITAL RESOURCES

         During the 1996 Fiscal Year, the Company's liquidity decreased significantly due to the Company's purchase of the Acquired Operations. As of September 30, 1996, the Company's current ratio was 1.2:1 compared to a current ratio of 1.8:1 on as of September 30, 1995. Notwithstanding the foregoing decrease in the Company's liquidity, the Company believes that cash generated by its operations will be sufficient to fund the Company's anticipated working capital needs for the foreseeable future. However, the Company does not have the financial resources to make any additional acquisitions of businesses without obtaining additional financing and, accordingly, the Company's ability to grow through such acquisitions will be negatively impacted.

         During the 1996 Fiscal Year, the Company's cash position was reduced by $1,710,000, from $2,046,000 on September 30, 1995 to $336,000 on September 30,
1996. The reduction in cash was due to certain non-recurring expenditures, to certain expenses that the Company is attempting to reduce, and to the Company's operating loss during the past fiscal year. The non-recurring expenditures included approximately $593,000 paid by the Company to the sellers of the business recently acquired by the Company as part of the purchase price of the businesses/assets (including $498,000 paid at the closing and $95,000 paid as part of the deferred portion of the purchase prices), and the purchase of inventory and other equipment necessary to operate the Company's new Xerox maintenance operations. The Company also expended cash on rent of facilities of the Acquired Operations and on other general and administrative expenses related to these acquisitions, which expenses the Company believes will be reduced as it consolidates and reorganizes the businesses that it acquired.

         On July 30, 1996, the Company entered into a credit agreement (the "Credit Agreement") with Sanwa Bank of California (the "Bank") pursuant to which the Bank has agreed to make a revolving credit facility and a term loan facility available to the Company. Under the revolving credit facility, the Company is entitled to borrow, from time to time as requested by the Company, an amount not to exceed an aggregate of $1,000,000 at any time. The rate of interest on all borrowings under the line of credit facility is, at the Company's option, either a variable rate equal to the Bank's reference rate plus 1/2%, or a fixed rate equal to 2 3/4% over the Bank's cost of acquiring funds on the date that the fixed rate is set. The revolving credit facility expires on February 28, 1998. As of December 31, 1996, the Company had used approximately $997,000 of the amount available under the revolving credit facility. Of this amount, approximately $45,000 represented cash advances made to the Company and the balance, $952,000, represented a letter of credit that the Company obtained in order to secure the surety bond obtained by the Company in connection with the on-going litigation with the former shareholders of LSE. See, "Item 3. Legal Proceedings." All loans extended under the Credit Agreement are secured by a blanket lien on the Company's assets and by guarantees executed by Interscience PLC and by LSE.

         The Credit Agreement also provides the Company with a term loan facility pursuant to which, until August 30, 1996, the Company could borrow an amount up to $2,000,000 for the purposes of funding its corporate acquisitions. The Company initially borrowed a total of $800,000 under the term loan facility in connection with the

Company's acquisition of certain assets from BancTec, Inc. in June 1996 and $800,000 to pay part of the purchase price of LSE. As of December 1, 1996, the outstanding principal balance of the term loan made pursuant to the Credit Agreement was $1,267,000, and the interest rate on the term loan was 9%. The Company currently is required to make monthly payments of principal in the amount of $33,334, plus interest, under the term loan credit facility. The entire outstanding balance of the term loan is due and payable on February 28, 1998.

         As of September 30, 1996, the Company was not in compliance with certain of the covenants contained in the Credit Agreement. However, the Company has timely made all required payments under both the revolving line of credit and term loan facility, and the Bank has not yet declared the loans made under the Credit Facility to be in default. Pursuant to the terms of the Credit Facility, if the Company is in non-compliance with the covenants, the Bank is entitled to stop making additional advances to the Company under the revolving line of credit. In addition, should the Bank declare an event of default under the Credit Facility due to the Company's non-compliance with certain of the covenants, the loans would immediately become due and payable and, unless the loans are repaid, would entitle the Bank to foreclose on the Company's assets. Should the Bank accelerate the maturity dates of the loans due to the foregoing non-compliance, the Company would attempt to refinance the loans under the Credit Facility with another bank or would attempt to otherwise obtain sufficient debt or equity financing to repay the loans. The Bank has orally informed the Company that it does not intend to accelerate the loans and has also indicated that it is considering changing certain of the covenants so that the Company would be brought into compliance with the Credit Facility. However, no assurance can be given that the Bank will not declare the loans to be in default or, if the loans do become due and payable, that the Company could repay the loans before its assets are lost in foreclosure.

         The Company's liquidity will continue to be negatively impacted by the dividends that the Company is required to pay (at a rate of 7.5% per annum) on its currently outstanding shares of preferred stock (having an aggregate stated value of $4,000,000).

         The Company currently is a party to certain legal proceedings, including those listed in "Item 3. Legal Proceedings." The Company's liquidity will be affected by the legal fees that the Company will incur in defending and prosecuting the various matters. In addition, the Company may determine that it is more cost effective or otherwise in the Company's best interests to settle one or more of the pending proceedings. Any such potential settlement payment may also adversely affect the Company's liquidity.

BACKLOG

         The Company's total backlog as of September 30, 1996, was approximately $9,000,000. Total backlog consists of (i) the fixed amount of contract revenues remaining to be earned by the Company at a given time over the life of the contracts, plus (ii) management's estimate of the variable usage fees to be received from maintenance contracts for printers over the remaining life of the contract, plus (iii) the total amount of orders for products (such as the orders placed by distributors for the Fusing Agent) that remain to be filled. All of such backlog revenues are expected to be realized during the twelve-month period ending September 30, 1997.

ITEM 7.  FINANCIAL STATEMENTS.

         The following financial statements of Interscience Computer Corporation are included in this report:

         -        Consolidated Balance Sheets -- September 30, 1995 and 1996

         - Consolidated Statements of Operations -- Years ended September 30, 1995 and 1996

         - Consolidated Statement of Shareholders' Equity -- Years ended September 30, 1995 and 1996

         - Consolidated Statements of Cash Flows -- Years ended September 30, 1995 and 1996

         -        Notes to Consolidated Financial Statements

                         REPORT OF INDEPENDENT AUDITORS




To the Board of Directors and Shareholders
Interscience Computer Corporation



         We have audited the accompanying consolidated balance sheets of Interscience Computer Corporation and Subsidiaries as of September 30, 1995 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interscience Computer Corporation and Subsidiaries as of September 30, 1995 and 1996, and the consolidated results of operations, shareholders' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.




                                       HOLLANDER, GILBERT & CO.



Los Angeles, California
December 20, 1996

               INTERSCIENCE COMPUTER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 1995 AND 1996



                                                                                        1995           1996
                                                                                    -----------     -----------
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents ...................................................     $ 2,046,017     $   336,355
  Accounts receivable, net of allowance for doubtful accounts
   of $15,000 in 1995 and $265,000 in 1996 ....................................       1,776,254       2,020,399
  Due from officers, net of allowance of $104,134 in 1996 (Note 7) ............          88,534          30,000
  Inventories (Notes 2 and 4) .................................................       2,505,444       3,555,318
  Prepaid expenses and other receivables, net of allowance of $51,846 in 1996..         145,473          60,525
  Current portion of notes receivable (Note 7) ................................          62,500
  Current portion of net investment in equipment
    contracts receivable (Note 6) .............................................         136,998          55,146
  Deferred income taxes (Note 11) .............................................          99,000         424,000
                                                                                    -----------     -----------
     TOTAL CURRENT ASSETS .....................................................       6,860,220       6,481,743
REPLACEMENT PARTS INVENTORY (Note 4) ..........................................       3,286,907       5,648,261
PROPERTY AND EQUIPMENT, net (Notes 5 and 8) ...................................         756,900         434,086
OTHER ASSETS
  Net investment in equipment contracts receivable,
   less current portion (Note 6) ..............................................         405,438
  Notes receivable, net of current portion (Note 7) ...........................         187,500
  Patents, net of accumulated amortization of
   $36,323 in 1995 and $97,511 in 1996 ........................................         366,695         378,357
  Goodwill, net of accumulated amortization of
   $97,663 in 1995 and $196,414 in 1996 (Note 3) ..............................       1,262,975       1,191,862
  Deferred income taxes (Note 11) .............................................         378,000
  Deposits and other ..........................................................         102,853          96,272
                                                                                    -----------     -----------
     TOTAL OTHER ASSETS .......................................................       2,703,461       1,666,491
                                                                                    -----------     -----------
                                                                                    $13,607,488     $14,230,581
                                                                                    ===========     ===========




           See accompanying Notes to Consolidated Financial Statements

               INTERSCIENCE COMPUTER CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, CONTINUED
                           SEPTEMBER 30, 1995 AND 1996




                                                              1995           1996
                                                          -----------     -----------
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Note payable to bank (Note 8) .....................     $   200,000     $
  Current portion of long-term debt and obligations
   under capital leases (Notes 5 and 8) .............       1,271,088       2,645,056
  Accounts payable ..................................       1,180,998       1,486,000
  Accrued liabilities ...............................         101,922         480,068
  Accrued arbitration settlement (Note 12) ..........         200,000
  Deferred revenue ..................................          47,002         168,392
  Income taxes payable (Note 11) ....................         852,692         497,178
                                                          -----------     -----------
     TOTAL CURRENT LIABILITIES ......................       3,853,702       5,276,694
DEFERRED REVENUE ....................................                         157,285
LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL
 LEASES, net of current portion (Notes 5 and 8) .....         479,731         469,686
                                                          -----------     -----------
     TOTAL LIABILITIES ..............................       4,333,433       5,903,665
                                                          -----------     -----------
COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY (Note 10)
  Preferred stock, no par value; authorized 1,000,000
   shares; issued and outstanding 36,000 shares .....       3,200,000       3,590,000
   in 1995 and 40,000 shares in 1996
  Common stock, no par value; authorized 10,000,000
   shares; issued and outstanding 2,541,666 shares ..       4,241,748       4,241,748
  Retained earnings .................................       1,832,307         495,168
                                                          -----------     -----------
     TOTAL SHAREHOLDERS' EQUITY .....................       9,274,055       8,326,916
                                                          -----------     -----------
                                                          $13,607,488     $14,230,581
                                                          ===========     ===========




           See accompanying Notes to Consolidated Financial Statements

               INTERSCIENCE COMPUTER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED SEPTEMBER 30, 1995 AND 1996



                                                                                     1995                  1996
                                                                                     ----                  ----
SALES ........................................................................     $  9,395,934      $ 11,253,383
COST OF SALES ................................................................        5,497,821         6,927,149
                                                                                   ------------      ------------
GROSS PROFIT .................................................................        3,898,113         4,326,234
                                                                                   ------------      ------------
OPERATING EXPENSES
  Sales and administrative ...................................................        2,423,708         4,658,929
  Development ................................................................          825,563            67,799
  Depreciation and amortization ..............................................          157,782           270,343
                                                                                   ------------      ------------
     TOTAL OPERATING EXPENSES ................................................        3,407,053         4,997,071
                                                                                   ------------      ------------
                                                                                        491,060          (670,837)
                                                                                   ------------      ------------
OTHER INCOME (EXPENSE)
  Loss on arbitration settlement (Note 12) ...................................         (200,000)
  Loss contingency (Note 9) ..................................................                           (200,000)
  Gain (loss) on asset sale (Note 7) .........................................           61,929           (39,460)
  Interest income ............................................................           89,196             5,100
  Interest expense ...........................................................           (9,020)         (227,695)
                                                                                   ------------      ------------
                                                                                        (57,895)         (462,055)
                                                                                   ------------      ------------
INCOME (LOSS) BEFORE INCOME TAX ..............................................          433,165        (1,132,892)
INCOME TAX EXPENSE (BENEFIT) (Note 11) .......................................          (35,000)          (81,000)
                                                                                   ------------      ------------
NET INCOME (LOSS) ............................................................     $    468,165      $ (1,051,892)
                                                                                   ============      ============
LESS DIVIDENDS ON PREFERRED STOCK ............................................     $    276,750      $    285,247
                                                                                   ============      ============
INCOME (LOSS) APPLICABLE TO COMMON STOCK .....................................     $    191,415      $ (1,337,139)
                                                                                   ============      ============
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING ..........................................................        2,541,666         2,541,666
                                                                                   ============      ============
EARNINGS (LOSS) PER COMMON SHARE .............................................     $        .08      $       (.53)
                                                                                   ============      ============




           See accompanying Notes to Consolidated Financial Statements

               INTERSCIENCE COMPUTER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     YEARS ENDED SEPTEMBER 30, 1995 AND 1996




                                          Preferred Stock                  Common Stock
                                      -----------------------        -------------------------       Retained
                                      Shares         Amount           Shares          Amount         Earnings         Total
                                      ------      -----------        ---------     -----------       --------         -----
BALANCE, September 30, 1994           36,000      $ 3,200,000        2,541,666     $ 4,241,748     $ 1,640,892     $ 9,082,640
 Cash dividends paid on
   Preferred stock (Note 10)                                                                          (276,750)       (276,750)
 Net income                                                                                            468,165         468,165
                                      ------      -----------        ---------     -----------     -----------     -----------
BALANCE, September 30, 1995           36,000        3,200,000        2,541,666       4,241,748       1,832,307       9,274,055
 Private placement (Note 10)           4,000          390,000                                                          390,000
 Cash dividends paid on
   Preferred stock (Note 10)                                                                          (285,247)       (285,247)
 Net loss                                                                                           (1,051,892)     (1,051,892)
                                      ------      -----------        ---------     -----------     -----------     -----------
BALANCE, September 30,1996            40,000      $ 3,590,000        2,541,666     $ 4,241,748     $   495,168     $ 8,326,916
                                      ======      ===========        =========     ===========     ===========     ===========





           See accompanying Notes to Consolidated Financial Statements

               INTERSCIENCE COMPUTER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED SEPTEMBER 30, 1995 AND 1996



                                                                                       1995             1996
                                                                                   -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) ..........................................................     $   468,165      $(1,051,892)
  Adjustments to reconcile net income (loss) to net
   cash (used) by operating activities:
   Depreciation and amortization .............................................         157,782          270,343
   Provision for doubtful accounts ...........................................                          405,980
   Gain from asset sale ......................................................         (61,929)
   Loss from rescission of asset sale ........................................                           61,929
   Loss contingency ..........................................................                          200,000
  Changes in operating assets and liabilities:
      Accounts receivable ....................................................        (147,147)        (257,239)
      Inventories ............................................................      (1,198,485)      (2,549,345)
      Prepaid expenses and other receivables .................................         (10,373)          28,000
      Deposits and other .....................................................         (34,621)          (3,919)
      Accounts payable and accrued expenses ..................................         325,519          143,136
      Deferred revenue .......................................................           4,758           24,374
      Income taxes payable and deferred ......................................        (768,578)        (302,514)
                                                                                   -----------      -----------
     NET CASH USED BY OPERATING ACTIVITIES ...................................      (1,264,909)      (3,031,147)
                                                                                   -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in subsidiary ...................................................         145,361          (27,638)
  Rescission of asset sale ...................................................                           51,809
  Advance to officer .........................................................                          (30,000)
  Investment in equipment contracts receivable ...............................         195,981          487,290
  Sale of assets .............................................................         (51,809)         585,000
  Patent acquisition costs ...................................................        (120,652)         (72,849)
  Purchase of property and equipment .........................................         (49,289)         (65,594)
                                                                                   -----------      -----------
     NET CASH PROVIDED BY INVESTING ACTIVITIES ...............................         119,592          928,018
                                                                                   -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from bank loans ...................................................         200,000        3,645,000
  Principal reductions of short-term and long-term obligations ...............        (137,506)      (3,356,286)
  Proceeds of preferred stock placement ......................................                          390,000
  Cash dividend paid on preferred stock ......................................        (276,750)        (285,247)
                                                                                   -----------      -----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES .............................        (214,256)         393,467
                                                                                   -----------      -----------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS ..................................      (1,359,573)      (1,709,662)
CASH AND CASH EQUIVALENTS, Beginning of period ...............................       3,405,590        2,046,017
                                                                                   -----------      -----------
CASH AND CASH EQUIVALENTS, End of period .....................................     $ 2,046,017      $   336,355
                                                                                   ===========      ===========


           See accompanying Notes to Consolidated Financial Statements

               INTERSCIENCE COMPUTER CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                     YEARS ENDED SEPTEMBER 30, 1995 AND 1996



                                               1995          1996
                                             --------     --------
SUPPLEMENTAL CASH FLOW INFORMATION
  Interest received ....................     $ 89,196
                                             ========
  Interest paid ........................     $  9,020     $ 69,493
                                             ========     ========
  Income taxes paid ....................     $662,246     $212,988
                                             ========     ========
NON-CASH TRANSACTIONS
  Leases capitalized for the acquisition
   of equipment ........................     $ 38,143
                                             ========



           See accompanying Notes to Consolidated Financial Statements

               INTERSCIENCE COMPUTER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1995 AND 1996


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Description of Business and Nature of Operations. Interscience Computer Corporation (the "Company") was incorporated under the laws of the State of California on October 14, 1983, to be a third-party provider of maintenance services for computer hardware and related peripheral equipment. The Company currently provides technical support, training, spare parts resale and maintenance for the Siemens, Xerox and Delphax families of high speed production printers. In 1992, the Company introduced a non-chloroflurocarbon fusing agent, developed by the Company and patented on July 26, 1994, for use with certain high speed laser printers. Soon thereafter, the Company initiated a toner development program. As a result of the Company's development of the Fusing Agent and toner, gross revenues from these items constituted approximately 41% of Company revenues.

         Principles of Consolidation. The consolidated financial statements include the accounts of Interscience Computer Corporation and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions have been eliminated. The accompanying consolidated financial statements include the results of operations and cash flows of acquired subsidiaries from their respective dates of acquisition.

         Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         Cash and Cash Equivalents. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Such cash equivalents, at times, may exceed federally insured limits. The Company maintains its accounts with financial institutions with high credit ratings.

         Inventories. Inventories consist of consumables held for sale in the normal course of business and replacement parts. Consumables are recorded at the lower of cost, on a first-in/first-out basis, or market. The Company periodically reviews its components of replacement parts and establishes a provision for excess quantities and obsolescence.

         Sales Type Leases. Certain equipment leases to which the Company is the lessor have been classified as sales type leases.

         Property and Equipment. Property and equipment is stated at cost. Depreciation is computed on the straight-line method based upon the estimated useful life of the asset, substantially 5 years.

         Intangibles. Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the date of acquisition and is being amortized on the straight-line method over fifteen years.

         The cost of patents acquired are being amortized on the straight-line method over seven years.

         Impairment of Long-Lived Assets. The Company periodically assesses the recoverability of the carrying amounts of long-lived assets, including intangible assets. A loss is recognized when expected undiscounted future cash flows are less than the carrying amount of the asset. The impairment loss is the difference by which the carrying amount of the asset exceeds its fair value. The Company does not expect to have any significant losses resulting from its review of impairment of long-lived assets.

         Stock-Based Compensation. The Company plans to account for stock options under SFAS No. 123, which retains the original accounting prescribed by APB Opinion No. 25. As a result, options granted at fair value will not result in charges to earnings. Disclosures will be made, however, of compensation costs determined under SFAS No. 123's fair value methodology.

         Deferred Revenue. Service revenue is recognized ratably over the contract period. Deferred service revenue represents billings in advance of the service period. Included in the deferred revenue at September 30, 1996 is a deferred gain in the amount of $247,000 on a sale/leaseback of certain equipment which is being amortized over the term of the lease (3 years) on the straight-line method.

         Foreign Currency Translation. Results of operations for the Company's foreign subsidiary are translated using the average exchange rates during the period. Resulting translation adjustments are not material.

         Earnings (Loss) Per Share. Primary earnings (loss) per share are based upon the weighted average number of common shares outstanding during each year and the assumed exercise of dilutive stock options and warrants less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company's common stock. For earnings (loss) per share calculation purposes, net income (loss) per common share is based upon net income (loss) as reflected in the accompanying consolidated statement of operations, less dividends accrued on preferred shares. Earnings (loss) per common share, assuming full dilution, is considered to be the same as primary since the effect of the common stock equivalents would be antidilutive.

         Reclassification. Certain 1995 balances have been reclassified to conform with 1996 presentation.

2.       DISCLOSURE OF CERTAIN RISKS AND UNCERTAINTIES

         Liquidity. On September 30, 1996, the Company did not meet certain financial covenants contained in its existing credit facility provided by Sanwa Bank California. This agreement provides for a Revolving Line of Credit in the amount of $1,000,000, payable interest only and a Term Loan in the amount of $2,000,000, payable at $33,334 plus interest monthly, both facilities have maturity dates of February 28, 1998. The indebtedness under the agreement is collateralized by a Broad Form UCC filing on all corporate assets. The agreement contains various financial covenants, some of which the Company is in breach of. These principal covenants in default include (1) Requirement to maintain minimum Effective Tangible Net Worth of at least $8,000,000, and (2) A net profit after taxes of not less than $1.00 at the end of each fiscal quarter. If the Bank gives notice of the default to the Company, the Bank can demand payment of both facilities fifteen days after notice. The Company is in the process of negotiating with the Bank to restructure the credit facility to eliminate this default condition. Additionally, the Company is pursuing other banking relationships. The inability of the Company to resolve with its existing bank or to provide other credit facilities would create substantial cash problems. There is no assurance that the Company will be able to restructure its existing credit facility or negotiate a favorable credit facility with another bank.

         Patent. The Company is the assignee of the entire right, title and interest in and to U.S. Patent No. 5,333,042 (the "Patent") directed to a method for using fusing agent in cold fusion laser printers. The Fusing Agent represents approximately 41% of the Company's revenue for the fiscal year ended September 30, 1996. A loss of this Patent would have a material adverse effect on the business of the Company. On October 16, 1995, the Patent Office issued a notice to the Company that an unnamed party had copied a claim of the Patent for purposes of instituting an Interference Proceedings under 35 U.S.C. 135 to determine priority of invention. The Patent Office has not yet notified the Company of whether or not an interference will be declared, and the Company is unable to estimate when the Patent Office will issue its determination on the claim. If an Interference is declared by the Patent Office, the Patent Office will then institute formal proceedings to determine who was the first inventor of the copied claim. Such proceedings could take several years to resolve and be expensive to defend. The Company believes that it was the first inventor of the inventions claimed in the patent and that, accordingly, no Interference should be declared. However, if an Interference is declared, the Company will vigorously defend its rights to the Patent.

         Sources of Supply. The Company has entered into a supply contract with AlliedSignal, Inc. ("AlliedSignal") for the purchase of the HCFC compound that is used as the Fusing Agent. The supply contract obligates the Company to purchase from AlliedSignal and obligates AlliedSignal to sell to the Company, subject to the terms of the agreement, all of the HCFC compound the Company domestically needs for the Fusing Agent during the period ending on December 31, 1996. The Company believes that there are several other domestic or foreign companies that can provide the Company with the HCFC that it expects to need in the future. The Company has initiated discussions with AlliedSignal and such other suppliers regarding future purchases of HCFC and will decide on who its future supplier will be based on price and other considerations. The Company does not currently believe that the expiration of the supply agreement with AlliedSignal will adversely affect its ability to obtain HCFC at competitive prices.

         Customer Concentration. During 1995 and 1996, one customer accounted for approximately 20% and 15%, respectively of total sales.

         Inventory Concentration. In order to fulfill terms of the Company's maintenance agreements with customers, it is necessary for the Company to maintain significant levels of replacement parts inventory.

3.       ACQUISITIONS

         J.C. Alltime Computer Services, Inc. On March 10, 1994, the Company purchased all of the issued and outstanding capital stock of J.C. Alltime Computer Services, Inc. ("Alltime") effective January 1, 1994. Alltime is a computer service maintenance company that provides third-party computer maintenance services in Massachusetts, Connecticut, New York, New Jersey and Pennsylvania.

         The common stock purchase agreement, as amended in November, 1994, pursuant to which Alltime was acquired required the Company to pay a total of $300,000 to the shareholder of Alltime for 100% of the outstanding stock of Alltime. Additionally, the Company agreed to assume all obligations and liabilities of Alltime except for "unassumed liabilities" defined in that agreement.

         The transaction was accounted for as a purchase and resulted in an excess of purchase price over net assets acquired of $749,852. Amortization of such goodwill amounted to $49,990 in 1995 and 1996.

         Laser Support & Engineering, Inc. On January 9, 1996, the acquisition of all of the issued and outstanding stock of Laser Support & Engineering, Inc. ("LSE") closed, effective July 1, 1995. LSE provides technical support, training, spare parts resale and maintenance for the Xerox family of high speed production printers, primarily in the Southern California area.

          The purchase price of the LSE stock, as specified in the stock purchase agreement is $1,678,038, and is subject to adjustments related to any undisclosed tax liabilities, uncollected receivables and legal and accounting fees (see Notes 8 and 9).

         The transaction was accounted for as a purchase and resulted in an excess of purchase price over net assets of $610,786. Certain costs related to the acquisition of LSE of $27,638 was included in Goodwill.
Amortization of goodwill amounted to $10,180 in 1995 and $48,761 in 1996.

         BancTec USA, Inc. Effective June 1, 1996, the Company acquired certain Xerox maintenance agreements and inventories of BancTec USA, Inc. ("BancTec") for a total purchase price of $2,050,000 of which $1,100,000 was initially paid and the balance of $950,000 is payable in 30 equal monthly installments of $31,667. The total purchase price, net of imputed interest at 8% of $74,791 on the note payable, was allocated to inventories.

4.       INVENTORIES

         Inventories consist of the following at September 30, 1995 and 1996:



                                                    1995             1996
                                                -----------      -----------
Current Portion
  Consumables, equipment and parts for sale     $   356,921      $ 1,059,987
  Replacement parts .......................       2,148,523        2,495,331
                                                -----------      -----------
    Total Current Portion .................     $ 2,505,444      $ 3,555,318
                                                ===========      ===========
Non-Current Portion
  Replacement parts .......................     $ 4,114,476      $ 5,654,385
  Less: Provision for obsolescence ........        (827,569)          (6,124)
                                                -----------      -----------
    Net Non-Current Portion ...............     $ 3,286,907      $ 5,648,261
                                                ===========      ===========

        During the year ended September 30, 1996, the Company provided for additional obsolescence of $336,707 and wrote-off $1,158,152 of inventory against the provision for obsolescence.


5.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at September 30, 1995 and 1996:


                                          1995             1996
                                      -----------      -----------
Furniture and fixtures ..........     $    63,978      $    64,778
Test and training equipment .....       1,242,644          939,581
Transportation equipment ........          39,722           39,722
Leasehold equipment .............          60,910           60,910
                                      -----------      -----------
                                        1,407,254        1,104,991
Less accumulated depreciation and
 amortization ...................        (650,354)        (670,905)
                                      -----------      -----------
                                      $   756,900      $   434,086
                                      ===========      ===========

         Included above is test and training equipment under capital lease in the amount of $188,033 in 1995 and 1996.

6.       SALES TYPE LEASES

         The following is a summary of the Company's net investment in sales type leases for equipment at September 30, 1996:


Gross minimum lease payments receivable ........     $ 60,661
Less unearned interest income ..................       (5,515)
                                                     --------
Net investment in equipment contracts receivable       55,146
Less current portion ...........................      (55,146)
                                                     --------
                                                     $
                                                     ========

7.       RELATED PARTY TRANSACTION

         On January 4, 1996, the Company sold substantially all of the assets, consisting of inventory, spare parts, capital equipment and receivables, subject to certain related liabilities, of its foreign subsidiary, Interscience PLC, to N.B. Sales Limited, an entity controlled by an officer/director of the Company. The sale was effective September 30, 1995. The sale price of $250,000 resulted in a gain to the Company of $61,929, and is to be paid as follows:


Unsecured note receivable with interest at 6%, due $31,000 on January
31, 1996, with the balance due in four equal annual installments beginning September 30, 1996. The note is personally guaranteed by the
Officer/Director.                                                         $ 77,500

Secured notes receivable (2 notes) with interest at 6%, due in four
equal annual installments, beginning September 30, 1996.                   172,500
                                                                          --------
                                                                          $250,000
                                                                          ========


         During the year ended September 30, 1996, the Company received a patent for the Fusing Agent in England. Accordingly, the Company and N.B. Sales Limited agreed to rescind the sale of Interscience PLC and to reinstate the operations of Interscience PLC. The Company incurred a loss of approximately $62,000 due to the reversal of the sale.

         During the year ended September 30, 1995 and 1996, the Company paid management fees to N.B. Sales Limited of $136,400 and $137,950, respectively.

         As of September 30, 1996, the Company had outstanding receivables of $30,000 from its Chief Executive Officer, $85,000 plus accrued interest of $8,634 from its Vice President of Sales and Service, and $10,500 from its former President. During the year ended September 30, 1996, the Company classified $104,134 of these receivables as doubtful accounts. As of September 30, 1995, the Company had outstanding receivables of $85,000 plus accrued interest of $3,534 from its Vice President of Sales and Service.

8.       NOTE PAYABLE, LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES

         Note Payable to Bank. On April 12, 1995 the Company entered into a $500,000 unsecured revolving credit agreement with National Bank of California. The credit line was due January 31, 1996 and bore interest at the prime rate plus 1%. At September 30, 1995, direct borrowings under this agreement amounted to $200,000. On January 9, 1996, the credit line was increased to $1,000,000 and extended through July 1996. On April 15, 1996, the credit line was increased to $3,000,000 and was secured by all assets of the Company. During the year ended September 30, 1996, the Company borrowed an additional $1,400,000 and repaid $1,600,000. As of September 30, 1996, the Company had no outstanding balance and the revolving credit agreement had already expired.

         Long-Term Debt and Obligations Under Capital Leases. Long-term debt and obligations under capital leases consist of the following at September 30, 1995 and 1996:

                                                                                  1995             1996
                                                                              -----------       ----------
Obligations relating to the LSE stock acquisition:
  Cash paid on closing (January 9, 1996)                                      $   800,000        $
  Stock purchase notes payable (4 notes), due in
   two equal installments plus accrued interest at 6% on July 9, 1996 and
   January 9, 1997
   Secured by the common stock of LSE (see (a) Note 9)                            878,038          878,038
Term loan and revolving line of credit (a)                                                       1,378,332
Note payable on BancTec asset acquisition (see
   Note 3)                                                                                         797,195
Obligations under capital lease (b) .....................................          72,781           61,177
                                                                              -----------       ----------
    Total ...............................................................       1,750,819        3,114,742
Less current portion ....................................................      (1,271,088)      (2,645,056)
                                                                              -----------       ----------
                                                                              $   479,731       $  469,686
                                                                              ===========       ==========

       Annual maturities of the long-term debt, excluding obligations under capital leases are as follows:


                  Year Ending
                 September 30,
                 -------------
                      1997                              $   2,612,990
                      1998                                    357,680
                      1999                                     82,895
                                                        -------------
                                                        $   3,053,565
                                                        =============

         (a). On July 30, 1996, the Company entered into a credit agreement with Sanwa Bank California ("Sanwa"). On terms and conditions as set forth in the credit agreement, Sanwa agreed to make advances to the Company on a maximum line of credit of $1,000,000. Sanwa also agreed to make a term loan to the Company in the principal amount of $2,000,000 which can only be used for the purpose of funding the Company's cost of corporate acquisitions. The line of credit and term loan expire on February 28, 1998 and bear interest at a variable rate or the fixed rate at the Company's option. The principal balance of the term loan shall be paid in equal monthly payments of $33,334 and all unpaid principal and accrued interest are due on the expiration date. The line of credit and term loan are secured by all assets of the Company. As of September 30, 1996, the Company had outstanding balances on the line of credit and term loan of $45,000 and $1,333,332 with interest accruing at 8.75% and 9%, respectively. On September 5, 1996, the Company pledged as collateral an irrevocable letter of credit issued by Sanwa in favor of SAFECO Insurance Company ("Surety") in the amount of $952,000 to protect the Surety from all loss and expense by reason of the execution of the Bond issued to the Company (see Note 9). The letter of credit was issued under the Company's line of credit with Sanwa.

          The Company is also required to maintain certain financial covenants. As of September 30, 1996, the Company is not in compliance with these covenants. The credit agreement provides that if the noncompliance with the covenants continue for more than 15 days after written notice from Sanwa then the Company will be in default. In any Event of Default, Sanwa may, at its sole and absolute election, without demand and only upon such notice as may be required by law, exercise the remedies set forth in the credit agreement.

         (b). Minimum future lease payments under capital leases as of September 30, 1996 are as follows:


                Year Ending
               September 30,
               -------------
                   1997                                     $  41,967
                   1998                                         9,691
                   1999                                         9,691
                   2000                                         5,887
                                                            ---------
Total minimum lease payments                                   67,236
Less amount representing interest                              (6,059)
                                                            ---------
Present value of net minimum
  lease payment                                             $  61,177
                                                            =========

9.       COMMITMENTS AND CONTINGENCIES

         Operating Leases. The Company leases its facilities pursuant to various leases.

         Minimum annual lease payments required under noncancelable leases as of September 30, 1996 are as follows:


              Year Ending
             September 30,
             -------------
                  1997                                      $ 121,608
                  1998                                        115,708
                  1999                                         46,823
                  2000                                         30,591
                                                            ---------
                                                            $ 314,730
                                                            =========

         Total rent expense for the years ended September 30, 1995 and 1996 amounted to $162,005 and $311,608, respectively.

         Employment Agreements.

         In December 1994, the Company entered into a five-year employment agreement with James Mitchelli, the Company's Vice President of Sales and Service. Pursuant to the employment agreement Mr. Mitchelli is entitled to an annual salary of $140,000, and is entitled to participate in the Company's stock option plan.

         In August 1996, the Company entered into a three-year employment agreement with J. Kenneth Loewen, the Company's Vice President and Controller. Pursuant to the employment agreement Mr. Loewen is entitled to an annual salary of $75,000, and is entitled to participate in the Company's stock option plan.

         Tax-Qualified Savings Plan. The Company has adopted a tax-qualified savings plan (the "401(k) Plan") which is intended to qualify under Section 401(k) of the Internal Revenue Code. The Company pays the administrative expenses of the 401(k) Plan and currently matches 25% of an employee's contribution, up to 1% of an employee's salary, by making additional contributions to the plan. Generally, an employee becomes eligible for participation in the 401(k) Plan after six months of employment with the Company. Each employee may elect to contribute to the 401(k) Plan, through payroll deductions, up to the statutory limitation. Salary reduction contributions are immediately 100% vested. Company contributions vest 20% after two years of service and 20% each service year thereafter. As of September 30, 1996, 22 of the 48 eligible employees were enrolled in the 401(k) Plan.

         Legal Proceedings.

         Pursuant to that certain Agreement of Purchase and Sale of Shares, dated January 1996 and effective as of June 30, 1995, Messrs. Greb, Lynn, Casey and Hively (collectively, the "Sellers") sold all of the stock of Laser Support and Engineering, Inc. (LSE) to the Company for $1,678,038. The purchase price was to be paid by an $800,000 cash payment plus the delivery of two equal installment payments pursuant to promissory notes secured by all of the LSE stock. Following the acquisition, the Company informed the Sellers that the Sellers had breached certain provisions of the Purchase Agreement. Until the matter was resolved, the Company deposited the first installment ($438,018) due under the purchase price promissory notes in an interest-bearing account before the payment was due. The Sellers responded to the Company's action by purportedly accelerating the notes, demanding late fees, and purportedly re-electing themselves as the LSE directors. The Sellers then sued the Company in the Superior Court of California, County of Orange, on August 2, 1996 to enjoin the Company from interfering with their management of LSE. The Company countersued the Sellers in the same court on August 6, 1996 for breach of contract, fraud, and rescission. On September 5, 1996, the Company posted a $952,000 bond for the full amount of the unpaid principal balance of the promissory notes and the Superior Court accepted the parties' stipulation that the dispute would be resolved by arbitration. As of the date of this Annual Report, the Company is continuing to operate and manage LSE. The Company anticipates that the arbitration will commence in February 1997.

         On August 13, 1996, Thomas Zirnite ("Zirnite") filed an action against the Company for breach of contract and wrongful termination in the Los Angeles County Superior Court, North District, seeking unspecified damages. The Company has cross-complained for $1,000,000 of damages and $10,000,000 of punitive damages based on slander. In June 1995, Interscience hired Zirnite as Vice President of Finance and Administration to assist the Company's Chief Financial Officer. The Company subsequently terminated Zirnite's employment on December 7, 1995. Zirnite alleges that the termination was in retaliation for his refusal to perform accounting procedures that would violate the law and generally accepted accounting procedures. Zirnite made such allegations to the third parties, for which the Company has filed a cross-complaint.

         On August 30, 1996, Julie Zuniga filed a lawsuit in the Los Angeles County Superior Court alleging sexual harassment and naming Michael Brennan, the former President of the Company, and the Company as defendants. Michael Brennan is no longer employed by the Company. The complaint alleges inappropriate sexual comments and conduct by Mr. Brennan and others on behalf of the Company. The complaint asks for an unspecified amount of actual and punitive damages.

         On September 23, 1996, Laura Brennan filed a complaint against the Company and James Mitchelli, Vice President of the Company, for employment discrimination and wrongful termination. The suit is pending in Los Angeles Superior Court, Northwestern District, Case No. LC038584. Ms. Brennan alleges that she was terminated upon becoming pregnant. The complaint asks for an unspecific amount of actual and punitive damages.

         Included in the consolidated statements of operations for the fiscal year ended September 30, 1996 is a one-time pre-tax provision of $200,000 in connection with the above legal proceedings. Although the outcome of the cases cannot be predicted, the Company believes the provision is adequate to cover losses related to these proceedings.

10.      SHAREHOLDERS' EQUITY

         The authorized capital stock of the Company consists of 10,000,000 shares of common stock with no par value and 1,000,000 shares of preferred stock with no par value.

         Stock Option Plan. In June 1993, the Board of Directors approved the Company's 1993 Incentive Stock Option Plan (the "Option Plan"), which was subsequently approved by the Company's shareholders. The Option Plan provides for the grant of options to officers, directors and other key employees of the Company to purchase up to an aggregate of 200,000 shares of common stock. The Option Plan is administered by the Stock Option Committee of the Board of Directors, which has complete discretion to select the optionee and to establish the terms and conditions of each option, subject to the provisions of the Option Plan. Options granted under the Option Plan may be "incentive stock options" as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or nonqualified options, and will be designated as such.

         The exercise price of incentive stock options may not be less than 100% of the fair market value of the

Company's common stock as of the date of grant (110% of the fair market value if the grant is to an employee who owns more than 10% of the total combined voting power of all classes of capital stock of the Company). The Code currently limits to $100,000 the aggregate value of common stock that may be acquired in any one year pursuant to incentive stock options under the Option Plan or any other option plan adopted by the Company. Nonqualified options may be granted under the Option Plan at an exercise price less than the fair market value of the common stock on the date of grant. Nonqualified options also may be granted without regard to any restrictions on the amount of common stock that may be acquired pursuant to such options in any one year.

         In general, upon termination of employment of an optionee, all options granted to such person which were not exercisable on the date of such termination would immediately terminate, and any options that are exercisable would terminate 90 days (one year in the case of termination by reason of disability) following termination of employment except in the event of termination for cause. In the event of termination for cause, all unexercised options would terminate 30 days after termination.

         Options may not be exercised more than ten years after the grant (five years after the grant if the grant is an incentive stock options to any employee who owns more than 10% of the total combined voting power of all classes of capital stock of the Company). Options granted under the Option Plan are not transferable and may be exercised only by the respective grantees during their lifetime or by their heirs, executors or administrators in the event of death. Under the Option Plan, shares subject to canceled or terminated options are reserved for subsequently granted options. The number of options outstanding and the exercise price thereof are subject to adjustment in the case of certain transactions such as mergers, recapitalization, stock splits or stock dividends. The Option Plan is effective for ten years, unless sooner terminated or suspended. The following stock options, granted by the company's Stock Option Committee pursuant to the above described Stock Option Plan, were outstanding at September 30, 1996:


                           Exercise Price Per
   Number of Shares               Share            Date of Grant        Date Exercisable        Date of Expiration
   ----------------               -----            -------------        ----------------        ------------------
         6,666                    $5.00            Oct. 15, 1993           Oct. 15, 1994           Oct. 15, 2003
        16,668                    $5.00            Oct. 15, 1993           Oct. 15, 1995           Oct. 15, 2003
        16,666                    $5.00            Oct. 15, 1993           Oct. 15, 1996           Oct. 15, 2003
        13,636                    $5.50            Oct. 15, 1993           Oct. 15, 1994           Oct. 15, 2003
        17,273                    $5.00             Oct. 1, 1994            Oct. 1, 1995            Oct. 1, 2004
        20,000                    $5.00             Dec. 1, 1994            Dec. 1, 1995            Dec. 1, 2004
        20,000                    $5.00             June 1, 1995            June 1, 1996            June 1, 2005
         6,667                    $5.50           April 15, 1995          April 15, 1996          April 15, 2005
         6,667                    $5.50           April 15, 1995          April 15, 1997          April 15, 2005
         6,667                    $5.50           April 15, 1995          April 15, 1998          April 15, 2005
        -------
        130,910
        =======

         On September 7, 1995, the Company's Board of Directors granted options to purchase 100,000 shares and 200,000 shares of the Company's common stock to Frank LaChapelle and Michael Brennan, respectively, outside of the above Stock Option Plan. Such options became exercisable at $6.00 per share and expire on September 7, 2005.

         Private Placements of Preferred Stock. On September 22, 1994, the Company sold 36,000 shares of its Series A Cumulative Convertible Preferred Stock having a stated value of $100 per share. The preferred stock carries a dividend rate of 7.5% per annum and is payable quarterly. Additionally, it is convertible into shares of common stock at $6.00 per share, subject to anti-dilution adjustments, and is callable by the Company after five years at 115% of face value. The Company also consented to a monthly management consulting fee of $4,500 payable to the preferred shareholder for financial advisor services. Costs incurred in connection with the placement of preferred stock amounted to $400,000, including the issuance of 16,667 shares of the Company's common stock valued at $100,000. Net proceeds from the placement of the Company's Series A Cumulative Convertible Preferred Stock was $3,200,000.

         On March 28, 1996, the Company sold 4,000 shares of its Series B Cumulative Convertible Preferred Stock having a stated value of $100 per share. The preferred stock carries a dividend rate of 7.5% per annum and is payable quarterly. Additionally, it is convertible into shares of common stock at $5.00 per share, subject to anti-dilution adjustments, and is callable by the Company after September 23, 1999 at $115 per share. The Company also consented to a monthly management consulting fee of $500 payable to the preferred shareholder for financial advisor services. Costs incurred in connection with the placement of preferred stock amounted to $10,000. Net proceeds from the placement of the Company's Series B Cumulative Convertible Preferred Stock was $390,000.


11.      INCOME TAXES

         The components of income tax for the years ended September 30, 1995 and 1996, are as follows:


                                                       Foreign        Federal         State         Total
                                                      ---------      ---------      ---------      ---------
                          1995:
                          -----
          Current ...............................                    $ 181,000      $  52,000      $ 233,000
          Deferred ..............................                     (230,000)       (38,000)      (268,000)
                                                                     ---------      ---------      ---------
          Total .................................                    $ (49,000)     $  14,000      $ (35,000)
                                                                     =========      =========      =========
                          1996
                          ----
          Current ...............................     $  27,000      $ 187,000      $  28,000      $ 242,000
          Deferred ..............................                     (274,000)       (49,000)      (323,000)
                                                      ---------      ---------      ---------      ---------
          Total .................................     $  27,000      $ (87,000)     $ (21,000)     $ (81,000)
                                                      =========      =========      =========      =========



         The components of deferred tax assets are as follows at September 30, 1995 and 1996:


                                                     1995        1996
                                                  --------     --------
          Deferred tax assets:
            Net operating loss carry forwards     $ 92,000     $140,000
            Asset realizability reserves ....      358,000      172,000
            State income tax ................       92,000        1,000

            Employee benefit plans ............      32,000         31,000
            Capitalized inventory costs .......      31,000         72,000
            Goodwill amortization .............      26,000         69,000
            Cash basis tax reporting ..........                    154,000
            Valuation allowance ...............     (26,000)       (69,000)
                                                  ---------      ---------
              Total deferred tax assets .......     605,000        570,000
                                                  ---------      ---------
          Deferred tax liability:
            Depreciation ......................      89,000         99,000
            Cash basis tax reporting ..........      37,000
            Foreign operations ................       1,000         47,000
            Other .............................       1,000
                                                  ---------      ---------
              Total deferred tax liability ....     128,000        146,000
                                                  ---------      ---------
          Net deferred taxes ..................   $ 477,000      $ 424,000
                                                  =========      =========

         Income tax expense (benefit) amounted to $(35,000) in 1995 and $81,000 in 1996 (effective tax rates of (8%) and (7%), respectively). The actual tax expense differs from the expected tax expense (computed by applying the federal corporate tax rate of 34% to earnings before income taxes) as follows:


                                                                    1995             1996
                                                                 ----------       ----------
Expected statutory tax................................           $  147,000      $  (385,000)
State income tax, net of federal tax benefit..........                9,000          (14,000)
Research tax credit...................................              (55,000)
Penalties.............................................                                21,000
Entertainment expenses................................                                 9,000
Foreign taxes paid....................................                                27,000
Adjustment to provision for prior years'
  tax liability.......................................                               208,000
Change in valuation allowance.........................             (153,000)          69,000
Other.................................................               17,000          (16,000)
                                                                 ----------       ----------
Actual tax............................................           $  (35,000)      $  (81,000)
                                                                 ==========       ==========

         Income taxes payable consists of the following at September 30, 1996:

                                                                 Federal         State        Interest
                                                                 Income          Income          and
                                                                  Taxes          Taxes        Penalties       Total
                                                                ---------      ---------      ---------     ---------
          Obligation of LSE for calendar year 1994 in
          existence at the time of its acquisition. LSE had
          previously arranged with the Internal Revenue
          Service for this obligation to be extinguished
          at the rate of $10,000 per month, subject to
          periodic review by the Service. A lien against
          the assets of LSE has been filed with respect
          to this obligation                                    $ 223,194      $              $  79,002     $ 302,196
          Obligations of LSE for the period January 1, 1995
          through the date of its acquisition by the
          Company                                                  98,467         25,533         37,032       161,032
          Obligations of the Company for the period
          October 1, 1993 through September 30, 1994                              28,987          2,365        31,352
          Obligations of the Company for the period
          October 1, 1994 through September 30, 1995              257,980         70,468         46,150       374,598
          Obligations of the Company for the period
          October 1, 1995 through September 30, 1996                               3,000                        3,000
                                                                ---------      ---------      ---------     ---------
                                                                  579,641        127,988        164,549       872,178
          Less income taxes refundable as a result
          of net operating loss carryback from fiscal
          year ended September 30, 1996                          (375,000)                                   (375,000)
                                                                ---------      ---------      ---------     ---------
                                                                $ 204,641      $ 127,988      $ 164,549     $ 497,178
                                                                =========      =========      =========     =========

         As of December 20, 1996, the Company's federal income tax return for the year ended September 30, 1994 and its California state income tax return for the year ended September 30, 1993 were under examination by the respective taxing authorities. Furthermore, the Company was delinquent with respect to the filing of its various state returns for the year ended September 30, 1995.


12.      ARBITRATION SETTLEMENT

         On December 7, 1995, the American Arbitration Association ruled against the Company in a matter involving the performance of a certain vendor with respect to the Company. The amount of the arbitrators award was $193,560. The Company estimates that the award plus related costs was approximately $200,000. During the year ended September 30, 1996, the Company paid the full amount of the settlement.

13.      FOURTH QUARTER ADJUSTMENTS

         During the quarter ended September 30, 1996, the Company made the following adjustments pertaining to prior quarters:


-       Reversal of legal and accounting fees previously capitalized
        to Goodwill                                                      $ 217,000
-       Adjustment to estimates of prior years' tax liability              208,000
-       Accrual of penalties and interest on income taxes                  111,000
-       Other, net                                                         (12,800)
                                                                         ---------
                                                                         $ 523,200
                                                                         =========

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The Company intends to file with the Securities and Exchange Commission a definitive proxy statement (the "Proxy Statement") pursuant to Regulation 14A in connection with the Annual Meeting of Shareholders expected to be held in March 1997, which will involve the election of directors, within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-KSB. Information regarding directors and executive officers of the Company will be in the Proxy Statement and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

         Information regarding executive compensation will be in the Proxy Statement and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information regarding security ownership of certain beneficial owners and management will be in the Proxy Statement and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits.

  Exhibit
    No.               Description of Exhibit
    ---               ----------------------

    3.1       Amended and Restated Articles of Incorporation of the Company. (1)

    3.2       Bylaws of the Company. (1)

    3.3       First Amendment to Restated Bylaws of the Company. (1)

    4.1       Form of Common Stock certificate. (1)

    4.2       Certificate of Determination for the Series A Preferred Stock. (2)

    4.3       Certificate of Determination for the Series B Preferred Stock. (3)

   10.1       Interscience Computer Corporation 1993 Incentive Stock Option
              Plan. (1)

   10.2       Agreement for Purchase and Sale of All of the Shares of Laser
              Support & Engineering, Inc. (4)

   10.3       Product Purchase Agreement between OCE Printing Systems USA, Inc.
              and the Company.

   21         List of subsidiaries.

   27         Financial Data Schedule


--------------

(1) Previously filed as exhibits to the Company's Registration Statement on Form SB-2, Registration No. 33- 65434-LA, and incorporated herein by reference.

(2) Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated October 6, 1994, and incorporated herein by reference.

(3) Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated September 23, 1994, and incorporated herein by reference.

(4) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB filed for the period ending March 31, 1996, and incorporated herein by reference.


         (b)  Reports on Form 8-K.

         No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this report.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       INTERSCIENCE COMPUTER CORPORATION



December 27, 1996                      By  /s/ FRANK J. LaCHAPELLE
                                         ---------------------------------
                                               Frank J. LaChapelle
                                             Chief Executive Officer




           In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             Signature                                        Capacity                                Date
             ---------                                        --------                                ----

/s/ FRANK L. LaCHAPELLE                          Chief Executive Officer and                   December 27, 1996
----------------------------------             Chairman of the Board (Principal
    Frank J. LaChapelle                               Executive Officer)


/s/ J. KENNETH LOEWEN                         Vice President, Controller and                   December 27, 1996
-----------------------------------            Principal Accounting Officer
    J. Kenneth Loewen


/s/ JOSEPH R. MANCUSO                                       Director                           December 27, 1996
-----------------------------------
    Joseph R. Mancuso


/s/ GEORGE O. HARMON                                         Director                          December 27, 1996
-----------------------------------
    George O. Harmon


/s/ NORMAN BAKER                                             Director                          December 27, 1996
-----------------------------------
    Norman Baker

                                                   EXHIBIT INDEX

   Exhibit
     No.             Description of Exhibit
     ---             ----------------------
     3.1     Amended and Restated Articles of Incorporation of the Company. (1)

     3.2     Bylaws of the Company. (1)

     3.3     First Amendment to Restated Bylaws of the Company. (1)

     4.1     Form of Common Stock certificate. (1)

     4.2     Certificate of Determination for the Series A Preferred Stock. (2)

     4.3     Certificate of Determination for the Series B Preferred Stock. (3)

    10.1     Interscience Computer Corporation 1993 Incentive Stock Option
             Plan. (1)

    10.2     Agreement for Purchase and Sale of All of the Shares of Laser
             Support & Engineering, Inc. (4)

    10.3     Product Purchase Agreement between OCE Printing Systems USA, Inc.
             and the Company.

    21       List of subsidiaries.

    27       Financial Data Schedule

--------------

(1) Previously filed as exhibits to the Company's Registration Statement on Form SB-2, Registration No. 33-65434-LA, and incorporated herein by reference.

(2) Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated October 6, 1994, and incorporated herein by reference.

(3) Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated September 23, 1994, and incorporated herein by reference.

(4) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB filed for the period ending March 31, 1996, and incorporated herein by reference.