Form 10KSB/A
period 1996-09-30
INTERSCIENCE COMPUTER CORP /CA/
filed 1997-01-29
CIK 907686

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                              ___________________

                                 FORM 10-KSB/A

                                AMENDMENT NO. 1
                                       TO
                 [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                          THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                          FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996.
                                       or
                 [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       For the transition period from _______________ to _______________.

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


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90
days.     YES    X        NO
               -----         ------
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

   The following documents are incorporated by reference into this report:  None

================================================================================

ITEM 3. LEGAL PROCEEDINGS.

         The Company is the assignee of the entire right, title and interest in and to U.S. Patent No. 5,333,042 (the "Patent") directed to a method for using fusing agent in cold fusion laser printers. On October 16, 1995, the Patent Office issued a notice to the Company that an unnamed party had copied a claim of the Patent for purposes of instituting an Interference Proceeding under 35 U.S.C. 135 to determine priority of invention. The Patent Office has not yet notified the Company whether or not an Interference will be declared, and the Company is unable to estimate when the Patent Office will issue its determination on the claim. If an Interference is declared by the Patent Office, the Patent Office will then institute formal proceedings to determine who was the first inventor of the copied claim. Such proceedings could take several years to resolve and be expensive to defend. The Company believes that it was the first inventor of the inventions claimed in the patent and that, accordingly, no Interference should be declared. However, if an Interference is declared, the Company will vigorously defend its rights to the Patent.

         Pursuant to that certain Agreement of Purchase and Sale of Shares, dated January 1996 and effective as of June 30, 1995, Messrs. Greb, Lynn, Casey and Hively (collectively, the "Sellers") sold all of the stock of Laser Support & Engineering ("LSE") to the Company for $1,678,038. The purchase price was to be paid by an $800,000 cash payment plus the delivery of two equal installment payments pursuant to promissory notes secured by all of the LSE stock. Following the acquisition, the Company informed the Sellers that the Sellers had breached certain provisions of the Purchase Agreement. Until the matter was resolved the Company deposited the first installment ($438,018) due under the purchase price promissory notes in an interest-bearing account. The Sellers responded to the Company's claim that there was a breach of the representations and warranties by purportedly accelerating the notes, demanding late fees, and purportedly re-electing themselves as the LSE directors. The Sellers then sued the Company in the Superior Court of California, County of Orange, on August 2, 1996 to enjoin the Company from interfering with their management of LSE (John Greb, Barry N. Lynn, Dennis Casey, John G. Hively, v. Interscience Computer Corporation). The Company countersued the Sellers in the same court on August 6, 1996 (Interscience Computer Corporation vs. John Hively, Barry N. Lynn, Dennis Casey, John Greb, Laser Support & Engineering) for breach of contract, fraud and rescission. On September 5, 1996, the Company posted a $952,000 bond for the full amount of the unpaid principal balance of the promissory notes and the superior court accepted the parties' stipulation that the dispute would be resolved by arbitration. John Greb, Barry N. Lynn, Dennis Casey, and John G. Hively v. Interscience Computer Corporation, JAMS Arbitration Link No. 960-258-046. As of the date of this Annual Report, the Sellers are not involved in the operation of LSE and the Company is continuing to operate and manage LSE. The Company anticipates that the arbitration will commence in February 1997.

         On August 13, 1996, Thomas Zirnite ("Zirnite") filed an action against the Company for breach of contract and wrongful termination in Los Angeles County Superior Court, North District, Zirnite v. Interscience Computer Corporation, seeking unspecified damages. The Company has cross-complained for $1,000,000 of damages and $10,000,000 of punitive damages based on slander. In June 1995, the Company hired Zirnite as Vice President of Finance and Administration to assist Company's Chief Financial Officer. The Company subsequently terminated Zirnite's employment on December 7, 1995. Zirnite alleges that the termination was in retaliation for his refusal to perform accounting procedures which would have violated the law and generally accepted accounting procedures. Zirnite made such allegations to third parties, for which the Company has filed a cross-complaint.

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

         On September 23, 1996, Laura Brennan filed a complaint against the Company and Jim Mitchelli, Vice President of the Company, for employment discrimination and wrongful termination. The suit is pending in Los Angeles County Superior Court, Northwestern District, Case No. LC038584. Ms. Brennan alleges that she was terminated upon becoming pregnant. The complaint asks for an unspecified amount of actual and punitive damages. Ms. Brennan is not related to Mr. Michael Brennan, the former President of the Company.

         Michael Brennan, the former President and Chief Financial Officer of the Company, has filed a complaint against the Company, Frank LaChapelle, the Chief Executive Officer of the Company, Michael T. Wells, the Secretary and the general counsel of the Company, and certain lawyers and law firms formerly associated with Mr. Wells. The First Amended Complaint, which was filed in the Superior Court, Los Angeles County, on December 20, 1996 and was served on the Company on January 10, 1997, is a complaint for negligence, breach of fiduciary duty, and interference with contractual relations. During 1996, Mr. Wells, in his capacity as an independent attorney and not as the general counsel for the Company, represented Mr. Brennan as Mr. Brennan's personal attorney in a lawsuit filed against Mr. Brennan by a foreign bank (the "Bank Action"). Mr. Brennan's employment agreement with the Company expired on October 15, 1996 and was not renewed by the Company. Accordingly, Mr. Brennan's employment with the Company ended on October 15, 1996. In November 1996, a judgement for over $900,000 was entered against Mr. Brennan in the Bank Action. In his action against the Company, Mr. Wells and the other defendants, Mr. Brennan alleges that the defendants actively sought to have Mr. Brennan removed from the office of President of the Company and that the defendants conspired to cause him harm by, among other things, losing two motions for summary judgment in the Bank Action and causing an adverse judgment for over $900,000 to be entered against him. Mr. Brennan claims damages in the following amounts: $5,000,000 for general damages, $3,000,000 for special damages, and $50,000,000 as punitive damages. The Company has not yet filed an answer or otherwise responded to the action.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

MANAGEMENT OF THE COMPANY

         Set forth below is certain information with respect to all persons who, as of the date of the filing of this report, were the directors and executive officers of the Company:

              Name                 Age                      Position                        Director Since
              ----                 ---                      --------                        --------------
 Frank J. LaChapelle                56    Chairman of the Board, Chief Executive                 1983
                                          Officer and Director
 Joseph R. Mancuso, Ph.D.           55    Director                                               1993
 George O. Harmon                   73    Director                                               1993
 Norman Baker                       56    Director, Managing Director Interscience PLC           1995
 Stephen Crosson                    37    Vice President                                          --

         Frank J. LaChapelle is a founder of the Company and has served as the Chairman of the Board since the formation of the Company in 1983. Mr. LaChapelle served as President of the Company from 1983 until January 1991, and has served as the Company's Chief Executive Officer since September 1991. Mr.

LaChapelle was Vice President-Technical Director of Interscience Systems Inc., a publicly-held company principally engaged in manufacturing and marketing mainframe computer compatible peripheral subsystems, from 1973 until 1983. In 1983, Mr. LaChapelle and four other investors formed the Company to purchase the computer maintenance division of Interscience Systems, Inc. Mr. LaChapelle holds a Bachelor of Science degree in mathematics from the University of Washington.

         Dr. Joseph R. Mancuso became a director of the Company in September 1993 following the closing of the Company's initial public offering of its Common Stock. Since 1978, Dr. Mancuso has been the publisher of the Entrepreneurial Manager's Newsletter and the principal of both the Center for Entrepreneurial Management, Inc. and the Chief Executive Officers Club. He is director of the Globus Growth Group, a venture capital firm.

         George O. Harmon became a director of the Company in September 1993 following the closing of the Company's initial public offering. From March 1988 to the present, Mr. Harmon has been the Chairman of the Board and the Chief Executive Officer of Harmon Associates, and since March 1987 he has been the Chairman of the Board of Omnidata Corporation. Mr. Harmon is a director of Triad Systems Corp.

         Norman Baker, a U.K. National, joined the Company in January 1994 as Managing Director of Interscience PLC. Mr. Baker has for the past fifteen years been a director and associate of N.B. Direct Mail Ltd., a U.K. domiciled direct marketing, research and mailing operation. Mr. Baker was appointed to the Board on March 15, 1995.

         Stephen Crosson joined the Company in 1991 as the Company's Director of Operations, and in April 1995, Mr. Crosson became Vice President of Operations.


COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and certain of its officers, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than 10 percent shareholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file. The Company believes that all Section 16(a) forms were filed as required during the last fiscal year. However, the Company has no record of filings required to be made after the end of the last fiscal year by Mr. Brennan, the former President of the Company.

ITEM 10.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid by the Company for its fiscal years ended September 30, 1996, September 30, 1995 and September 30, 1994 to its Chief Executive Officer and all other executive officers (collectively, the "Named Executive Officers") whose total salary and bonus from the Company exceeded $100,000 in fiscal year ended September 30, 1996:



                                                                                                         LONG-TERM
                                                                   ANNUAL COMPENSATION(1)              COMPENSATION
                                                       --------------------------------------------   ----------------
                                                           FISCAL YEAR                                  SECURITIES
                                     NAME AND                 ENDED                                     UNDERLYING
                                PRINCIPAL POSITION        SEPTEMBER 30,      SALARY        BONUS          OPTIONS
                                ------------------       --------------   ------------ ------------    ---------------
                          Frank J. LaChapelle                 1996          $150,000          --                --
                           Chairman of the Board              1995           151,700          --           100,000
                           and Chief Executive Officer        1994           151,600          --                --

                          Michael W. Brennan(3)               1996           144,000          --                --
                           President and Chief                1995           144,000          --           200,000
                           Financial Officer                  1994           144,000     $50,000(2)             --

                          James Mitchelli(4)                  1996           140,000          --                --
                            Vice President                    1995           140,000          --            40,000


___________

(1) The compensation described in this table does not include medical insurance, retirement benefits and other benefits received by the foregoing executive officers which are available generally to all employees of the Company and certain perquisites and other personal benefits received by the foregoing executive officers of the Company, the value of which did not exceed the lesser of $50,000 or 10% of the executive officer's cash compensation in the table. Includes matching payments made under the 401(k) plan.

(2) In October 1993, the Board of Directors awarded Mr. Brennan a discretionary bonus of $50,000.

(3) Mr. Brennan's employment with the Company terminated upon the expiration of his employment contract with the Company on October 15, 1996. On November 14, 1996, Mr. Brennan resigned as a member of the Company's Board of Directors.

(4) Mr. Mitchelli's employment with the Company was terminated on January 31, 1997.

        The following table contains information concerning stock options exercised in the last fiscal year and stock options remaining unexercised on September 30, 1996 with respect to the Named Executives.


      AGGREGATED OPTION EXERCISES IN FISCAL YEAR ENDED SEPTEMBER 30, 1996
                        AND FISCAL YEAR-END OPTION VALUE


                                                                 NUMBER OF               VALUE OF UNEXERCISED
                                                           SECURITIES UNDERLYING       IN-THE-MONEY OPTIONS AT
                                                                 OPTIONS AT              FISCAL YEAR-END (1)
                                                              FISCAL YEAR-END          -------------------------
                                                         -------------------------
                           SHARES ACQUIRED    VALUE
           NAME              ON EXERCISE     REALIZED    EXERCISABLE    UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
------------------------    -------------  -----------  -------------   -------------   -------------  -------------
Frank J. LaChapelle               0             0            100,000           0             $0             $0
Michael W. Brennan                0             0            200,000           0             $0             $0
James Mitchelli                   0             0              0             40,000          $0             $0


------------------
(1) Value is determined by subtracting the exercise price from the fair market value (the closing price for the Company's Common Stock as reported on the Nasdaq National Market) as of September 30, 1996 ($3.625 per share) and multiplying the resulting number by the number of underlying shares of Common Stock.


EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

         The Company does not have any employment contracts, termination of employment or any change-in-control arrangements currently in effect with any of its Named Executive Officers.

DIRECTOR COMPENSATION

         Directors who are employees of the Company receive no compensation for serving on the Board of Directors. Outside directors are reimbursed for their out-of-pocket expenses in attending Board meetings and, from time to time, receive options to purchase Common Stock. In 1995, the Company granted to each of Mr. Mancuso and Mr. Harmon, the Company's independent directors, nonqualified options to purchase 10,000 shares of Common Stock exercisable at $5.00 per share. One-half of these options vested on October 15, 1995, and the balance vested on October 15, 1996. In addition, in April 1995, the Company granted Mr. Baker a non-qualified option to purchase 20,000 shares of Common Stock at an exercise price of $5.50 per share. These options vest and become exercisable in three equal annual installments, commencing in April 1996.

STOCK OPTION PLAN

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

         Options may not be exercised more than ten years after the grant (five years after the grant if the grant is an incentive stock option to any employee who owns more than 10% of the total combined voting power of all classes of capital stock of the Company). Options granted under the Option Plan are not transferable and may be exercised only by the respective grantees during their lifetime or by their heirs, executors or administrators in the event of death. Under the Option Plan, shares subject to cancelled or terminated options are reserved for subsequently granted options. The number of options outstanding and the exercise price thereof are subject to adjustment in the case of certain transactions such as mergers, recapitalizations, stock splits or stock dividends. The Option Plan is effective for ten years, unless sooner terminated or suspended.

         In addition to the options granted to certain of the Company's directors in 1995 (see, "Director Compensation," above), the Company also granted non-qualified options to purchase 200,000 shares and 100,000 shares to Mr. Brennan and Mr. LaChapelle, respectively. The foregoing options are exercisable at any time during the ten-year term of the options at an exercise price of $6.00 per share, which price exceeded the market price of the Common Stock on the date of grant. During fiscal 1995, the Company also granted options under the Option Plan to purchase a total of 57,273 shares to two of its employees. The options are exercisable at a price of $5.00 per share, the market price of the Common Stock at the time of grant.

401(K) PLAN

         The Company has adopted a tax-qualified savings plan (the "401(k) Plan") which is intended to qualify under Section 401(k) of the Code. The Company pays the administrative expenses of the 401(k) Plan and currently matches 25% of an employee's contribution, up to 1% of an employee's salary, by making additional contributions to the plan. Generally, an employee becomes eligible for participation in the 401(k) Plan after six months of employment with the Company. All employees may elect to contribute to the 401(k) Plan, through payroll deductions, up to the statutory limitation. Salary reduction contributions are immediately 100% vested. Company contributions vest 20% after two years of service and 20% each service year thereafter. Under Section 401(k) of the Code, the employee's contributions to the 401(k) Plan are not taxable to the employee until such amounts are distributed to the employee. As of September 30, 1996, 22 of the 48 eligible employees were enrolled in the 401(k) Plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                 The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 31, 1996 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock, Series A Preferred Stock or Series B Preferred Stock; (ii) each of the Company's directors; (iii) each of the Named Executive Officers; and (iv) officers and directors of the Company as a group:

                                                                          Series A                      Series B
                                         Common Stock(1)             Preferred Stock(1)            Preferred Stock(1)
                                  -----------------------------  --------------------------- ------------------------------

                                     Number of    Percentage of   Number of   Percentage of     Number of     Percentage of
Name and Address (2)                  Shares       Outstanding     Shares      Outstanding       Shares        Outstanding
--------------------------------- --------------- -------------  ----------- --------------- ----------------  -----------
Frank J. LaChapelle(3)  . . . .      938,889(4)       35.5%          --             --                 --          --
Michael W. Brennan  . . . . . .      552,444(5)       20.1%          --             --                 --          --

George O. Harmon  . . . . . . .       11,667(6)         *            --             --                 --          --
Joseph R. Mancuso . . . . . . .       11,667(6)         *            --             --                 --          --

Norman Baker  . . . . . . . . .        6,667(6)         *            --             --                 --          --

Stephen W. Crosson  . . . . . .       30,909           1.2%          --             --                 --          --
James Mitchelli . . . . . . . .       20,000            *            --             --                 --          --

Renaissance Capital Growth
& Income Fund III, Inc.(7)  . .      680,000(8)       21.1%      36,000(8)         100%             4,000(8)       100%
  8080 N. Central Expressway
  Suite 210
  Dallas, Texas 75206
All executive officers and
 directors as a group
 (7 persons). . . . . . . . . .    1,572,243(9)         --           --             --                 --          --
-----------------------
* Less than one percent.

(1) Nature of beneficial ownership of securities is direct and arises from sole voting power and sole investment power, subject to community property laws where applicable.
(2) The address of each person listed in the table without an address is c/o the Company at 5171 Clareton Drive, Agoura Hills, California 91301.
(3) The LaChapelle Family Trust owns 838,889 shares, with respect to which Frank J. LaChapelle exercises voting and investment power.
(4) Includes 100,000 shares subject to stock options currently exercisable or exercisable within 60 days.
(5) Includes 200,000 shares subject to stock options currently exercisable or exercisable within 60 days.
(6) Represents shares subject to stock options currently exercisable or exercisable within 60 days.
(7) According to a Schedule 13D, dated September 23, 1994, filed with the Commission, Renaissance Capital Group, Inc. is the investment advisor of Renaissance Capital Growth & Income Fund III, Inc.
(8) The 36,000 shares of Series A Preferred Stock are currently convertible into 600,000 shares of Common Stock and the 4,000 shares of Series B Preferred Stock are currently convertible into 80,000 shares of Common Stock, for a total of 680,000 shares of Common Stock.
(9) Includes all stock options currently exercisable or exercisable within 60 days that are owned by the Company's officers and directors.


         The Series A Preferred Stock is issued pursuant to a Certificate of Determination that requires the Company to pay the holders of the Series A Preferred Stock a cumulative dividend on a quarterly basis. If (i) the Company fails to pay in whole or in part four or more cumulative quarterly dividends on the Series A Preferred Stock, (ii) a default exists under the agreement pursuant to which the Series A Preferred Stock was issued, and such default remains uncured for 12 months, or (iii) the Company fails to redeem the shares of the Series A Preferred Stock at such times, or in the manner specified in the Certificate of Determination, the holders of the Series A Preferred Stock shall have the right to elect the smallest number of directors constituting a majority of the authorized number of directors of the Company, and the holders of the Common Stock shall have the right to elect the remaining directors.
Such right to elect a majority of the Board of

Directors shall continue until all cumulative dividends for all past dividend periods shall have been declared and paid, until the default under the stock purchase agreement has been cured, or until the Series A Preferred Stock is redeemed as required.

         The Series B Preferred Stock is issued pursuant to a Certificate of Determination that requires the Company to pay the holders of the Series B Preferred Stock a cumulative dividend on a quarterly basis. If (i) the Company fails to pay in whole or in part four or more cumulative quarterly dividends on the Series B Preferred Stock, (ii) a default exists under the agreement pursuant to which the Series B Preferred Stock was issued, and such default remains uncured for 12 months, or (iii) the Company fails to redeem the shares of the Series B Preferred Stock at such times, or in the manner specified in the Certificate of Determination, the holders of the Series B Preferred Stock shall have the right to elect the smallest number of directors constituting a majority of the authorized number of directors of the Company, and the holders of the Common Stock shall have the right to elect the remaining directors.
Such right to elect a majority of the Board of Directors shall continue until all cumulative dividends for all past dividend periods shall have been declared and paid, until the default under the stock purchase agreement has been cured, or until the Series B Preferred Stock is redeemed as required. Notwithstanding the foregoing, the Series B Preferred Stock voting rights upon default shall not be operative if the holders of the Series A Preferred Stock are exercising their default voting rights.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On January 9, 1996, the Company consummated the acquisition of all the issued and outstanding common stock of Laser Support & Engineering, Inc., a California corporation ("LSE"), pursuant to that certain Agreement of Purchase and Sale of Shares, dated January 9, 1996 (the "Agreement"), by and between the Company, LSE, and Barry N. Lynn, John G. Hively, Dennis Casey and John Greb, LSE's four shareholders (collectively, the "Sellers"). Pursuant to the Agreement, the purchase was effective as of June 30, 1995. The purchase price for all of the common stock of LSE was $1,678,038 and was payable by the Company delivering to the Sellers $800,000 in cash at the closing and by delivering to each of the Sellers a promissory note in the amount of $219,509. In connection with the acquisition, the Company elected John G. Hively as a Vice President of the Company responsible for the western regional operations of the Company. Mr. Hively received and will receive 25% of the consideration paid and payable by the Company pursuant to the terms of the Agreement. Mr. Hively's employment with the Company was terminated in July 1996. The
Company and the Sellers are currently in litigation regarding the Agreement. See, "Item 3. Legal Proceedings."

         On January 4, 1996, the Company sold substantially all of the assets, consisting of inventory, spare parts, capital equipment and receivables, subject to certain related liabilities, of its foreign subsidiary, Interscience PLC, for a sale price of $250,000 to N.B. Sales Limited, an entity controlled by Norman Baker, a director of the Company. In addition, during the year ended September 30, 1995, the Company paid a management fee of $136,400 to N.B. Sales Limited. In January 1996, a patent for the Company's fusing agent was issued to the Company in the United Kingdom. Following the receipt of the patent, the Company and N.B. Sales Limited agreed to reverse the sale.

         On March 29, 1996, the Company issued 4,000 shares of Series B Cumulative Convertible Preferred Stock, par value $100 ("Series B Preferred Stock"), to Renaissance Growth and Income Fund III, Inc. ("Renaissance") in exchange for $400,000. At the time, Renaissance owned approximately 24% of the Common Stock and 100% of the Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"). The holders of shares of Series B Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors of the Company, cumulative dividends at an annual rate of 7.5%. The holders of shares of Series B Preferred Stock shall vote with the holders of Common Stock as a single class, except such holders shall not vote for the election of directors absent a default, and shall have the number of votes equal to the number of shares of Common Stock into which such shares of Series B Preferred Stock are convertible. The shares of Series B Preferred Stock are convertible into shares of Common Stock at a conversion price of $5.00 per share. If the Company is not listed on a national stock exchange or quoted on the Nasdaq Small Cap System, the outstanding shares of Series B Preferred Stock will be subject to mandatory redemption at $111 per share prior to March 31, 1997, with an increasing redemption price after that time. Also on March 29, 1996, the Company and Renaissance executed a Waiver Agreement by which the parties agreed that the $5.00 conversion price of the Series B Preferred Stock would not cause a decrease in the $6.00 conversion price of the Series A Preferred Shares as would otherwise occur under the terms of the Certificate of Determination for the Series A Preferred Stock.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           INTERSCIENCE COMPUTER CORPORATION


Date:  January 29, 1997                    By:/s/ FRANK J. LaCHAPELLE Frank J.
                                              ---------------------------------
                                                  LaChapelle, Chief Executive
                                                  Officer