Form 10QSB
period 1996-12-31
INTERSCIENCE COMPUTER CORP /CA/
filed 1997-02-24
CIK 907686

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                       ----------------------------------

                                  FORM 10-QSB

                       ----------------------------------


             [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

                         COMMISSION FILE NUMBER 1-12312

                       INTERSCIENCE COMPUTER CORPORATION
       (Exact name of small business issuer as specified in its charter)


                  CALIFORNIA                                95-3880130
            (State of incorporation)                     (I.R.S. Employer
                                                        Identification No.)

              5171 Clareton Drive
            Agoura Hills, California                          91301
             (Address of principal                          (Zip Code)
               executive offices)

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

                            YES     X       NO
                                  ------         ------

         Number of shares outstanding of each of the issuer's classes of common stock, as of February 9, 1996: 2,541,666 shares of common stock, no par value.


================================================================================

                       INTERSCIENCE COMPUTER CORPORATION




                                     INDEX


                                                                         PAGE
                                                                         ----
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of December 31, 1996 and
     September 30, 1996 . . . . . . . . . . . . . . . . . . . . . . . .     3

Condensed Consolidated Statement of Operations
     for the Three Months Ended December 31, 1996 and 1995  . . . . . .     5

Condensed Consolidated  Statement of Cash Flows
     for the Three Months Ended December 31, 1996 and 1995  . . . . . .     6

Notes to the Condensed Consolidated Financial Statements  . . . . . . .     7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . .     8


PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . .    13

                                     PART I
                             FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.

               INTERSCIENCE COMPUTER CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                    ASSETS
                                                                            September 30,       December 31,
                                                                                 1996               1996
                                                                           ----------------   ----------------
                                                                                                 (Unaudited)
 CURRENT ASSETS
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .           $336,355            $291,087

   Accounts receivable, net of allowance
    for doubtful accounts  . . . . . . . . . . . . . . . . . . . . . .          2,020,399           2,291,506
  Due from officers, net of allowance of $104,134 in 1996 (Note 7).                30,000              30,000

  Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,555,318           3,745,389
   Prepaid expenses and other receivables  . . . . . . . . . . . . . .             60,525             121,410

   Current portion of net investment in equipment
    contracts receivable . . . . . . . . . . . . . . . . . . . . . . .             55,146              55,146
   Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . .            424,000             206,000
                                                                             ------------        ------------

      TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . . .          6,481,743           6,740,538


 REPLACEMENT PARTS INVENTORY   . . . . . . . . . . . . . . . . . . . .          5,648,261           5,620,561
 PROPERTY AND EQUIPMENT, net . . . . . . . . . . . . . . . . . . . . .            434,086             501,171


 OTHER ASSETS

   Patents, net of accumulated amortization of
    $97,511 in 1996  . . . . . . . . . . . . . . . . . . . . . . . . .            378,357             361,361
   Goodwill, net of accumulated amortization of
    $196,414 in 1996 . . . . . . . . . . . . . . . . . . . . . . . . .          1,191,862           1,361,772

   Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . .                                218,000
   Deposits and other  . . . . . . . . . . . . . . . . . . . . . . . .             96,272             128,160
                                                                             ------------        ------------
           TOTAL OTHER ASSETS  . . . . . . . . . . . . . . . . . . . .          1,666,491           2,069,293
                                                                             ------------        ------------

                                                                              $14,230,581         $14,931,563
                                                                             ============        ============

      See accompanying Note to Condensed Consolidated Financial Statements

               INTERSCIENCE COMPUTER CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                            September 30,       December 31,
                                                                                 1996               1996
                                                                           ----------------   ----------------
                                                                                                 (Unaudited)
 CURRENT LIABILITIES


   Current portion of long-term debt and obligations
    under capital leases   . . . . . . . . . . . . . . . . . . . . . .          2,645,056           3,174,365
   Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . .          1,480,000           1,762,692
   Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . .            480,068             787,348

   Deferred revenue  . . . . . . . . . . . . . . . . . . . . . . . . .            157,285             339,632
   Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . .            497,178             344,375
                                                                              -----------         -----------

           TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . .          5,276,694           6,408,412
 LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL
  LEASES, net of current portion   . . . . . . . . . . . . . . . . . .            469,686             353,811
                                                                              -----------         -----------

           TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . .          5,903,665           6,762,223
                                                                              -----------         -----------

 SHAREHOLDERS' EQUITY

   Preferred stock, no par value; authorized 1,000,000
    shares; issued and outstanding 36,000 shares . . . . . . . . . . .          3,590,000           3,590,000
   Common stock, no par value; authorized 10,000,000
    shares; issued and outstanding 2,541,666 shares  . . . . . . . . .          4,241,748           4,241,748

   Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . .            495,168             337,592
                                                                             ------------         -----------
           TOTAL SHAREHOLDERS' EQUITY  . . . . . . . . . . . . . . . .          8,326,916           8,169,340
                                                                             ------------         -----------
                                                                              $14,230,581         $14,931,563
                                                                             ============         ===========



     See accompanying Note to Condensed Consolidated Financial Statements.

               INTERSCIENCE COMPUTER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                                                Three Months Ended
                                                                                   December 31,
                                                                     -------------------------------------
                                                                         1995                     1996
                                                                     ------------             ------------
SALES . . . . . . . . . . . . . . . . . . . . . . . . . .             $ 2,898,203               $3,171,207
COST OF SALES   . . . . . . . . . . . . . . . . . . . . .               1,523,736                2,253,311
                                                                     ------------             ------------
GROSS PROFIT  . . . . . . . . . . . . . . . . . . . . . .               1,374,467                  917,896
                                                                     ------------             ------------
OPERATING EXPENSES
   Sales and administrative   . . . . . . . . . . . . . .                 880,872                  957,799
   Development    . . . . . . . . . . . . . . . . . . . .                  10,299                    4,233
   Depreciation and amortization  . . . . . . . . . . . .                  67,722                   62,018
                                                                     ------------             ------------
      TOTAL OPERATING EXPENSES    . . . . . . . . . . . .                 958,893                1,024,050
                                                                     ------------             ------------
OPERATING INCOME (LOSS)   . . . . . . . . . . . . . . . .                 415,574                 (106,154)
                                                                     ------------             ------------
OTHER INCOME
   Interest income  . . . . . . . . . . . . . . . . . . .                  26,279
   Interest expense   . . . . . . . . . . . . . . . . . .                  10,460                   51,363
                                                                     ------------             ------------
INCOME (LOSS) BEFORE TAX  . . . . . . . . . . . . . . . .                 431,393                 (157,517)
INCOME TAX  . . . . . . . . . . . . . . . . . . . . . . .                 159,000                  (74,942)
                                                                     ------------             ------------
NET INCOME (LOSS)   . . . . . . . . . . . . . . . . . . .            $    272,393             $    (82,575)
                                                                     ============             ============

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING   . . . . . . . . . . . . . . . . . .               2,541,666                2,541,666
                                                                     ============             ============
EARNINGS (LOSS) PER COMMON SHARE  . . . . . . . . . . . .
  INCOME BEFORE PREFERRED DIVIDEND  . . . . . . . . . . .            $        .11             $       (.03)

  PREFERRED DIVIDEND  . . . . . . . . . . . . . . . . . .                     .03                      .03
                                                                     ------------             ------------

NET INCOME (LOSS)   . . . . . . . . . . . . . . . . . . .            $        .08             $       (.06)
                                                                     ============             ============





     See accompanying Note to Condensed Consolidated Financial Statements.

               INTERSCIENCE COMPUTER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                               Three Months Ended
                                                                                  December 31,
                                                                    --------------------------------------
                                                                        1995                      1996
                                                                    -------------            -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)  . . . . . . . . . . . . . . . . . .           $     272,393            $     (82,575)
   Adjustments to reconcile net income (loss) to net cash
    provided (used) by operating activities:
   Depreciation and amortization  . . . . . . . . . . . .                  67,722                   61,071
   Gain from asset sale   . . . . . . . . . . . . . . . .
     Changes in operating assets and liabilities:
         Accounts receivable  . . . . . . . . . . . . . .                (722,645)                (149,993)
         Inventories  . . . . . . . . . . . . . . . . . .                 (21,856)                   7,207
         Prepaid expenses and other receivables   . . . .                  98,871                  (26,196)
         Deposits and other . . . . . . . . . . . . . . .                   5,171                  (22,398)
         Accounts payable and accrued expenses  . . . . .                  19,304                  444,140
         Deferred revenue . . . . . . . . . . . . . . . .                  32,805                   13,955
         Income taxes payable and deferred  . . . . . . .                  13,426                 (152,803)
                                                                    -------------            -------------
   NET CASH PROVIDED (USED) BY
    OPERATING ACTIVITIES    . . . . . . . . . . . . . . .                (236,809)                  92,408
                                                                    -------------            -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in subsidiary   . . . . . . . . . . . . . .                (118,780)                  24,165
   Investment in equipment contracts receivable   . . . .                  39,525
   Sale of assets   . . . . . . . . . . . . . . . . . . .                   7,499
   Patent acquisition costs   . . . . . . . . . . . . . .                 (37,515)
   Purchase of property and equipment   . . . . . . . . .                  (7,402)                 (57,872)
                                                                    -------------            -------------
         NET CASH PROVIDED (USED) BY
            INVESTING ACTIVITIES  . . . . . . . . . . . .                (116,673)                 (33,707)
                                                                    -------------            -------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds of bank loan  . . . . . . . . . . . . . . . .                                          346,435
   Principal reductions of other short-term and
    long-term obligations   . . . . . . . . . . . . . . .                                         (375,404)
   Preferred stock dividends paid   . . . . . . . . . . .                 (67,500)                 (75,000)
                                                                    -------------            -------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES  . . . .                (279,102)                (103,969)
                                                                    -------------            -------------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                        (632,584)                 (45,268)
CASH AND CASH EQUIVALENTS, Beginning of period                          2,046,017                  336,355
                                                                    -------------            -------------
CASH AND CASH EQUIVALENTS, End of period                            $   1,413,433            $     291,087
                                                                    =============            =============



     See accompanying Note to Condensed Consolidated Financial Statements.

                INTERSCIENCE COMPUTER CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1.  Introduction

         The accompanying condensed consolidated financial statements of Interscience Computer Corporation (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's latest Annual Report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 1996, and the statements of its operations and its cash flows for the three month periods ended December 31, 1996 and 1995 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year.

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

FORWARD-LOOKING STATEMENTS

         In addition to historical information contained herein, this Quarterly Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996, the Quarterly Reports on Form 10-Q filed by the Company in fiscal 1997 and any Current Reports on Form 8-K by the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto in this Quarterly Report.

OVERVIEW

         Since its organization, the principal business of Interscience Computer Corporation (the "Company") has been providing maintenance services for computers and for a wide range of related peripheral equipment, including high-speed printers. During the past few years, the Company's maintenance activities were directed primarily at the Model 2200 Siemens Printer market. In 1992, the Company developed and commenced commercially marketing the Fusing Agent and, since February 1993, has been selling the Fusing Agent directly to end users and to unaffiliated distributors. Revenues realized by the Company from the sale of the Fusing Agent constituted 40% and 31% of the Company's total revenues for the fiscal quarters ended December 31, 1995 and 1996, respectively.

         During the past 24 months, the Company has been expanding its maintenance business to include maintenance services for the Xerox line of high-speed production printers and, to a lesser extent, other non-Siemens printers. Accordingly, during the past 24 months, the Company has made a number of acquisitions for the purpose of acquiring the parts and inventory, the technical expertise, and the maintenance contracts that are required to effectively compete in these other printer maintenance markets. These acquisitions have consisted of the purchase of Laser Support & Engineering, Inc., the Page Printing Division of Miltope Business Products, Inc., Laser Printing Services, Inc. and of certain of the assets of BancTec, Inc. (collectively, the "Acquired Operations"). To date, the Company has paid a total of $2,308,000 in cash for the purchase of these assets and businesses, and has incurred $1,733,000 of additional indebtedness to the sellers of these assets and businesses. In addition, the Company incurred other expenses related to these acquisitions, including the general and administrative expenses of the acquired operations and the additional labor costs of employees of such operations. In order to fully integrate the acquisitions with the Company's existing operations, and in order to reduce redundant general and administrative expenses and excess labor expenses, during the fiscal quarter ended December 31, 1996 (the "Current Quarter") the Company initiated a company-wide reorganization pursuant to which its labor force is being reduced to eliminate duplication, the offices and warehouses are being consolidated, and the finan-cial, reporting and communications systems of the various operations are being connected by a new computer network.

RESULTS OF OPERATIONS

         Fiscal Quarter Ended December 31, 1995 and December 31, 1996.

         Sales for the Current Quarter increased by $273,000 or 9% over sales for the fiscal quarter ended December 31, 1995 (the "Prior Quarter"). The increase is attributable to the additional maintenance generated by the Acquired Operations, which increase was partly offset by a decrease in sales revenues derived from the sales of Fusing Agent. During the Current Quarter, the Company generated $976,000 of sales revenues from the sale of Fusing Agent, compared to $1,153,000 derived during the Prior Quarter.
The sales of Fusing Agent during the Current Quarter are the result of orders placed by OCE Printing Systems USA, Inc. pursuant to the new Supply Agreement that the Company entered into in September 1996.

         Cost of sales increased by $729,000, or 48%, from $1,524,000 during the Prior Quarter to $2,253,000 in the Current Quarter. The substantial increase in cost of sales is primarily attributable to the additional labor costs and additional costs of parts and equipment incurred in connection with the Acquired Operations. During the Current Quarter, the Company has reduced the number of its field engineers by 10 in connection with its on-going reorganization. The reduction of its field engineers is expected to reduce the Company's cost of sales in the future. In addition, as part of its acquisition of the Acquired Operations, the Company acquired a company that remanufactures Xerox parts. By using such remanufactured parts, the Company believes that it will able to further reduce its cost of sales in the future.

         Sales and administrative expenses increased by $77,000, or by 9%, from the Prior Quarter to the Current Quarter. The increase is primarily due to the additional costs associated with the operations of the Acquired Operations. During the Current Quarter, the Company took steps to reduce its sales and administrative expenses by reducing its office staff and by consolidating eight offices/facilities into six offices/facilities. However, the savings resulting from the staff reductions and office consolidations were offset by the one-time costs incurred by the Company in connection with such layoffs and consolidations. The Company expects to further consolidate its facilities. The Company believes that its reorganization efforts will reduce its sales and administrative expenses in the future. The Company's efforts to reduce its sales and administrative expenses were further offset by a significant increase in legal fees related to the six lawsuits the Company is currently defending. Because the Company intends to vigorously defend each of the pending lawsuits, these fees are not expected to decrease in the near future and are expected to continue to adversely effect the Company's sales and administrative expenses.

         As a result of the $457,000 decrease in gross profit and the $65,000 increase in total operating expenses, the Company posted a loss of $106,000 from its operations for the Current Quarter compared to operating income of $416,000 during the Prior Quarter. Although the Company is currently attempting to reduce its operating expenses and its cost of sales, no assurance can be given that the Company will be able to further reduce these expenses or other costs or that any future reductions will be sufficient to enable the Company to prevent the Company from incurring loss from future operations.

         During the Current Quarter, the Company generated no interest income compared to $26,000 of interest income during the prior quarter. The elimination of interest income is due to the reduction in the Company's cash balances in the Current Quarter compared to the Prior Quarter. Interest expense increased by $41,000, or 410%, from $10,000 in the Prior Quarter to $51,000 in the Current Quarter due to the additional indebtedness incurred by the Company in connection with the acquisition of the Acquired Operations. As of December 31, 1996, the Company owed the sellers or the various businesses that it had acquired a total of $1,786,000. In addition, the Company had borrowed a total of $1,644,000 from its bank under its credit facility, which amount it had borrowed to purchase the Acquired Operations. Interest on this acquisition indebtedness will continue to accrue in the future until the indebtedness is repaid in full. Accordingly, the Company's interest expense is not expected to decrease significantly in the near future.

         As a result of the Company's net loss Current Quarter, the Company had an income tax benefit of approximately $80,000.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1996, the Company's current ratio was 1.05:1 compared to a current ratio of 1.2:1 as of September 30, 1996. The decrease in the Company's working capital is due to the operating loss incurred by the Company during the Current Quarter.

         Although the Company's balance sheet indicates that the Company's current assets exceed its current liabilities, the Company is currently experiencing a significant liquidity difficulties. As of the date of this Quarterly Report, the Company is unable to fund its monthly cash outlays from its monthly cash receipts. To date, the Company has funded its monthly negative cash flow from its existing cash reserves. However, the Company's cash reserves have been substantially depleted (in part because the Company used over $2.3 million of its cash to fund a portion of the combined price of the Acquired Operations), and the Company is attempting to take additional emergency steps to remedy its cash flow difficulties.

         During the past two years, the Company purchased the Acquired Operations with the expectation that it would reduce certain of the redundant expenses (such as duplicative personnel and unneeded facilities) that it inherited as part of the acquisitions. In addition, the Company expected that the synergies created by combining the operations and abilities of the Acquired Operations with those of the Company would increase the Company's cash flow and profitability. At a minimum, the Company expected that the combined operations of the Company and the Acquired Operations would produce sufficient cash flow to enable the Company to make the monthly payments on the additional indebtedness that the Company incurred in order to pay the purchase price of the Acquired Operations. Although some of the synergistic benefits of the Acquired Operations are being recognized, the benefits have not been of the magnitude that the Company expected and the Company has, to date, not been able to materially reduce the expenses associated with its new operations. Accordingly, the combination of the lower than expected benefits from the Acquired Operations and the increase debt service obligations of the Company, the Company's monthly cash outlays have significantly exceeded cash it generates from operations.

         During the Current Quarter, the Company took steps that will reduce its monthly operating expenses by approximately $100,000. As part of its plan of reorganization, the Company also is implementing reductions in its labor and rental expenses that will further reduce future monthly operating expenses. In addition, the Company may close or sell certain field offices that it acquired as part of the Acquired Operations that it has determined operate at a loss and that are not expected to become profitable in the near future. The Company also intends to implement procedures that are intended to reduce the Company's cost of parts and inventory and to more efficiently use its inventory.

         Over the longer term, the Company expects that the foregoing reorganization will enable the Company to reduce its costs to a level that it can fund from operating revenues. However, the Company does not expect that benefits of the reorganization will be realized in time to remedy the Company's short term cash needs. Because the Company has no cash reserves from which to fund its monthly negative cash flow until the foregoing cost reductions and other steps are fully implemented, the Company has determined that it will take some or all of the following actions: (i) The Company plans to attempt to restructure its existing indebtedness with certain of its major creditors and to possibly convert some of such indebtedness into Common Stock of the Company; (ii) The Company has held discussions with the holder of its currently outstanding preferred stock regarding the conversion of the preferred stock into Common Stock, which conversion, if agreed to by the holder, would reduce the Company's dividend obligations; (iii) Raising additional capital through the sale of the Company's securities. Unless the Company is able to obtain significant concessions from its creditors and/or able to raise capital through the sale of securities in the next few months, the company will have to reorganize under the protection of the federal bankruptcy laws. No assurance can be given that the Company will be able to effect any of the foregoing emergency actions, or that if such actions are taken, that the actions will be sufficient to prevent the Company from having to file for protection under the bankruptcy laws.

         On July 30, 1996, the Company entered into a credit agreement (the "Credit Agreement") with Sanwa Bank of California (the "Bank") pursuant to which the Bank has agreed to make a revolving credit facility and a term loan facility available to the Company. Under the revolving credit facility, the Company is entitled to borrow, from time to time as requested by the Company, an amount not to exceed an aggregate of $1,000,000 at any time. The rate of interest on all borrowings under the line of credit facility is, at the Company's option, either a variable rate equal to the Bank's reference rate plus 1/2%, or a fixed rate equal to 2 3/4% over the Bank's cost of acquiring funds on the date that the fixed rate is set. The revolving credit facility expires on February 28, 1998. As of the date of this Quarterly Report, the Company had used approximately $997,000 of the amount available under the revolving credit facility. Of this amount, approximately $45,000 represented cash advances made to the Company and the balance, $952,000, represented a letter of credit that the Company obtained in order to secure the surety bond obtained by the Company in connection with the on-going litigation with the former shareholders of Laser Support & Engineering, Inc. The arbitration proceeding with Laser Support & Engineering, Inc. commenced on February 24, 1997. After the arbitration, the foregoing surely bond will be extinguished and will become a loan that will accrue additional interest. The size of the loan will depend on the outcome of the arbitration and cannot currently be estimated. All loans extended under the Credit Agreement are secured by a blanket lien on the Company's assets and by guarantees executed by Interscience PLC and by Laser Support & Engineering, Inc.

         The Credit Agreement also provides the Company with a term loan facility pursuant to which, until August 30, 1996, the Company could borrow an amount up to $2,000,000 for the purposes of funding its corporate acquisitions. The Company initially borrowed a total of $800,000 under the term loan facility in connection with the Company's acquisition of certain assets from BancTec, Inc. in June 1996 and $800,000 to pay part of the purchase price of Laser Support & Engineering, Inc. As of February 1, 1997, the outstanding principal balance of the term loan made pursuant to the Credit Agreement was $1,267,000, and the interest rate on the term loan was 9%. The Company currently is required to make monthly payments of principal in the amount of $33,334, plus interest, under the term loan credit facility. The entire outstanding balance of the term loan is due and payable on February 28, 1998.

         As of the date of this Quarterly Report, the Company was not in compliance with certain of the covenants contained in the Credit Agreement. However, the Company has timely made all required payments under both the revolving line of credit and term loan facility, and the Bank has not yet declared the loans made under the Credit Facility to be in default. Pursuant to the terms of the Credit Facility, if the Company is in non-compliance with the covenants, the Bank is entitled to stop making additional advances to the Company under the revolving line of credit. in addition, should the Bank declare an event of default under the Credit Facility due to the Company's non-compliance with certain of the covenants, the loans would immediately become due and payable and, unless the loans are repaid, would entitle the Bank to foreclose on the Company's assets. Should the Bank accelerate the maturity dates of the loans due to the foregoing non-compliance, the Company would attempt to refinance the loans under the Credit Facility with another bank or would attempt to otherwise obtain sufficient debt or equity financing to repay the loans. The Bank has orally informed the Company that it does not intend to accelerate the loans and has also indicated that it is considering changing certain of the covenants so that the Company would be brought into compliance with the Credit Facility. However, no assurance can be given that the Bank will not declare the loans to be in default or, if the loans do become due and payable, that the Company could repay the loans before its assets are lost in foreclosure.

                                    PART II

                               OTHER INFORMATION


ITEM 6.  REPORTS ON FORM 8-K

         (a)     27.  Financial Date Schedule.

         (b) No reports on Form 8-K were filed during the quarter for which this report is filed.



                                   SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        INTERSCIENCE COMPUTER CORPORATION



Date: February 24, 1997                  /s/ FRANK J. LACHAPELLE
                                        ---------------------------------------
                                        Frank J. LaChapelle,
                                        Chief Executive Officer