Form 10QSB
period 1997-03-31
INTERSCIENCE COMPUTER CORP /CA/
filed 1997-07-10
CIK 907686

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

                                 ---------------

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

                              YES [X]          NO [ ]

        Number of shares outstanding of each of the issuer's classes of common stock, as of May 2, 1996: 2,541,666 shares of common stock, no par value.

                 Transitional Small Business Disclosure Format:

                              YES [ ]          NO [X]

================================================================================

     This report contains 12 sequentially numbered pages.

                        INTERSCIENCE COMPUTER CORPORATION

                                      INDEX


                                                                           PAGE
                                                                           ----
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of March 31, 1997
  and September 30, 1996..............................................     3

Condensed Consolidated Statement of Operations for the Three
 Months Ended March 31, 1997 and 1996.................................     5

Condensed Consolidated Statement of Operations for the Six
 Months Ended March 31, 1997 and 1996.................................     6

Condensed Consolidated Statement of Cash Flows for the Six
 Months Ended March 31, 1997 and 1996.................................     7

Notes to the Condensed Financial Statements...........................     8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........................     9


PART II - OTHER INFORMATION...........................................    12

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                        INTERSCIENCE COMPUTER CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                       September 30,     March 31,
                                                           1996            1997
                                                        -----------     -----------
                                                                        (Unaudited)

 CURRENT ASSETS
  Cash and cash equivalents .......................     $   336,355     $   605,565
  Accounts receivable, net of allowance ...........       2,020,399       1,978,774
  Inventories .....................................       3,555,318       3,744,848
  Prepaid expenses and other receivables ..........          60,525          43,607
  Due from officers, net of allowance of $104,134 .          30,000          30,000
  Current portion of net investment in equipment
   contracts receivables ..........................          55,146
    Deferred income taxes .........................         424,000         206,000
                                                        -----------     -----------
        TOTAL CURRENT ASSETS ......................       6,481,743       6,608,794

REPLACEMENT PARTS INVENTORY .......................       5,648,261       5,516,394
PROPERTY AND EQUIPMENT, net .......................         434,086         484,517
OTHER ASSETS
  Net investment in equipment contracts receivable,
   less current portion
  Notes receivable ................................         135,486
  Patent, net of accumulated amortization .........         378,357         344,366
  Goodwill, net of accumulated amortization .......       1,191,862       1,461,078
  Deferred income taxes ...........................         218,000
  Deposits and other ..............................          96,272          34,955
                                                        -----------     -----------
        TOTAL OTHER ASSETS ........................       1,666,491       2,193,885
                                                        -----------     -----------
                                                        $14,230,581     $14,803,590
                                                        ===========     ===========


See accompanying Notes to Condensed Financial Statements.

                        INTERSCIENCE COMPUTER CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                              September 30,       March 31,
                                                                 1996               1997
                                                              -----------       ------------
                                                                                (Unaudited)
   CURRENT LIABILITIES

  Current portion of long-term debt ......................     $ 2,645,056     $  3,304,807
  Accounts Payable .......................................       1,486,000        2,294,641
    Accrued Liabilities ..................................         480,068          855,262
    Deferred revenue .....................................         325,677          351,193
    Income taxes payable .................................         497,178          392,455
                                                               -----------     ------------
        TOTAL CURRENT LIABILITIES ........................       5,433,979        7,198,358
LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL
  LEASE, net of current portion ..........................         469,686           54,174
                                                               -----------     ------------

      TOTAL LIABILITIES ..................................       5,903,665        7,252,532
                                                               -----------     ------------
SHAREHOLDERS' EQUITY
  Series A cumulative convertible preferred stock,
  $100 stated value; 36,000
    authorized, issued
       and outstanding ...................................       3,200,000        3,200,000

  Series B cumulative convertible preferred stock,
      $100 stated value; 4,000 authorized, issued
       and outstanding ...................................         390,000          390,000

Common stock, no par value;  authorized 10,000,000 shares;
    issued and outstanding 2,541,666 shares ..............       4,241,748        4,241,748
    Retained earnings ....................................         495,168         (280,690)
        TOTAL SHAREHOLDERS' EQUITY .......................       8,326,916        7,551,058
                                                               -----------     ------------
                                                               $14,230,581     $ 14,803,590
                                                               ===========     ============




See accompanying Notes to Condensed Financial Statements.

                        INTERSCIENCE COMPUTER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                 Three  Months Ended
                                                     March 31,
                                           -----------------------------
                                              1996               1997
                                           ----------        -----------
SALES .............................        $3,013,947        $ 3,260,136
COST OF SALES .....................         1,930,265          2,516,531
                                           ----------        -----------
GROSS PROFIT ......................         1,083,682            743,605
                                           ----------        -----------
OPERATING EXPENSES AND OTHER
   Sales and administrative .......           626,404          1,264,505
   Development ....................            56,299              3,262
                                           ----------        -----------
TOTAL OPERATING EXPENSES ..........           682,703          1,267,767
OPERATING INCOME ..................           400,979           (524,162)
                                           ----------        -----------
OTHER INCOME
   Interest income, net ...........            15,751            (16,361)
                                           ----------        -----------
INCOME BEFORE TAX .................           416,730           (540,523)
INCOME TAX ........................           125,000            149,382
                                           ----------        -----------
NET INCOME ........................        $  291,730        $  (689,905)
                                           ==========        ===========
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING .............         2,541,666          2,541,666
                                           ==========        ===========
EARNINGS PER COMMON SHARE
   INCOME BEFORE PREFERRED DIVIDEND        $     0.11        $     (0.27)
   PREFERRED DIVIDEND .............               .03                .03
                                           ----------        -----------
NET INCOME ........................        $     0.08        $     (0.30)
                                           ==========        ===========









See accompanying Notes to Condensed Financial Statements.

                        INTERSCIENCE COMPUTER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                Six Months Ended
                                                    March 31,
                                                ----------------
                                              1996               1997
                                           ----------        -----------
SALES ............................        $5,912,150        $ 6,431,546
COST OF SALES ....................         3,454,001          4,769,841
                                          ----------        -----------
GROSS PROFIT .....................         2,458,149          1,661,705
                                          ----------        -----------
OPERATING EXPENSES AND OTHER
  Sales and administrative .......         1,574,998          2,284,322
  Development ....................            66,598              7,496
                                          ----------        -----------
      TOTAL OPERATING EXPENSES ...         1,641,596          2,291,818
                                          ----------        -----------
OPERATING INCOME .................           816,553           (630,113)
                                          ----------        -----------
OTHER INCOME
  Interest income ................            31,570            (67,724)
                                          ----------        -----------
INCOME BEFORE TAX ................           848,123           (697,837)
INCOME TAX .......................           284,000              5,667
                                          ----------        -----------
NET INCOME .......................        $  564,123        $  (703,504)
                                          ==========        ===========
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING .............         2,541,666          2,541,666
                                          ==========        ===========
EARNINGS PER COMMON SHARE
  INCOME BEFORE PREFERRED DIVIDEND        $     0.22        $     (0.28)
  PREFERRED DIVIDEND .............               .06                .06
                                          ----------        -----------
NET INCOME .......................        $     0.16        $     (0.34)
                                          ==========        ===========






See accompanying Notes to Condensed Financial Statements.

                        INTERSCIENCE COMPUTER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                    Six Months Ended
                                                                         March 31,
                                                                    ----------------
                                                                1996                1997
                                                             -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income ....................................        $   564,123         $  (703,504)
     Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
     Depreciation and amortization .................            140,639              97,366
     Changes in operating assets and liabilities:
       Accounts receivable .........................           (328,279)            158,504
       Inventory ...................................           (715,859)            111,915
       Prepaid expenses ............................             86,950              55,841
       Deposits and other ..........................             63,897              (9,789)
       Deferred income tax
       Accounts payable and accrued expenses .......             24,383           1,044,003
       Deferred revenue ............................             44,586              25,516
       Income taxes payable ........................           (206,156)           (104,723)
                                                            -----------         -----------
        NET CASH PROVIDED (USED) BY
         OPERATING ACTIVITIES ......................           (325,716)            675,129
                                                            -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in subsidiary ......................           (214,951)           (189,289)
     Sale of assets ................................              7,499             (57,872)
     Investment in equipment contracts receivable ..            487,290              55,146
     Patent acquisition costs ......................            (65,766)
     Purchase of property and equipment ............            (60,848)
                                                            -----------
      NET CASH PROVIDED (USED) BY
       INVESTING ACTIVITIES ........................            153,224            (192,015)
                                                            -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal reductions of short-term
      and long-term obligations ....................         (1,008,941)           (485,339)
     Proceeds from bank loan .......................            400,000             346,435
     Proceeds from preferred offering ..............            400,000
     Preferred stock dividends paid ................           (135,000)            (75,000)
                                                            -----------         -----------
      NET CASH PROVIDED (USED) BY
       FINANCING ACTIVITIES ........................           (343,941)           (213,904)
                                                            -----------         -----------
NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS ..............................           (516,433)            269,210

CASH AND CASH EQUIVALENTS, Beginning of period .....          2,046,017             336,355
                                                            -----------         -----------

CASH AND CASH EQUIVALENTS, End of period ...........        $ 1,529,584         $   605,565
                                                            ===========         ===========




See accompanying Notes to Condensed Financial Statements.

                        INTERSCIENCE COMPUTER CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.   Introduction

        The accompanying condensed consolidated financial statements of Interscience Computer Corporation (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's latest Annual Report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1997, and the statements of its operations and its cash flows for the six month periods ended March 31, 1997 and 1996 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS.

        The following discussion and analysis should be read in conjunction with the financial statements and notes thereto in this Quarterly Report.

Overview

        Since its organization, the principal business of Interscience Computer Corporation (the "Company") has been providing maintenance services for computers and for a wide range of related peripheral equipment including high-speed printers. During the past few years, the Company's maintenance activities were directed primarily at the Model 2200 Siemens Printer market. In 1992, the Company developed and commenced commercially marketing a fusing agent for use in specific printers manufactured by Siemens. The Company applied for a usage patent for the fusing agent and such patent was issued in 1994. Since February 1993, the Company has been selling the Fusing Agent directly to end users and to unaffiliated distributors. Revenues realized by the Company from the sale of the Fusing Agent constituted 40% and 31% of the Company's total revenues for the fiscal quarters ended March 31, 1996 and 1997, respectively.

        During the past 24 months, the Company has been expanding its maintenance business to include maintenance services for the Xerox line of high-speed production printers and, to a lesser extent, other non- Siemens printers. In this connection, between June 1995 and January 1997 the Company made a number of acquisitions for the purpose of acquiring the parts and inventory, the technical expertise, and the maintenance contracts that are required to effectively compete in these other printer maintenance markets. These acquisitions have consisted of the purchase of Laser Support & Engineering, Inc. ("LSE"), the Page Printing Division of Miltope Business Products, Inc., Laser Printing Services, Inc. ("LPS") and certain of the assets of BancTec, Inc. (Collectively, the "Acquired Operations"). To date, the Company has paid a total of $2,308,000 in cash for the purchase of these assets and businesses, and has incurred over $2,000,000 of additional indebtedness to the sellers and creditors of these assets and businesses. In addition, the Company incurred other additional on-going expenses related to these acquisitions, including the general and administrative expenses of the acquired operations and the additional labor costs of employees of such operations. On March 6, 1997 the Company filed for protection under Chapter 11 of the US Bankruptcy Code. The filing was made to allow the Company time to reorganize its operations and to conserve its cash position in view of the negative cash flow from the Acquired Operations (See - "Liquidity and Capital Resources").

Results of Operations

        Six Months Ended March 31, 1997 and March 31, 1996.

        The Company's revenues, for the six-month period ended March 31, 1997 increased by $519,000, or 9 percent when compared with revenues for the six-month period ended March 31, 1996 primarily as a result of an increase in maintenance revenue from annual contracted service contracts. Other sources of revenue were down from the comparable six month period in 1996 as consumable sales decreased by 20% due to some of the older machines being replaced.

        Revenues from annual maintenance contracts of $3,659,000 for the six-month period ended March 31, 1997, increased by $1,491,000 from $2,168,000 for the comparable six-month period ended March 31, 1996. The Company's growth in maintenance revenues was achieved by expanding the capability to maintain a wider variety of high speed production printers. During the comparable period ended March 31, 1996, the Company's high speed laser printer maintenance capability was augmented with the acquisition of LSE. This added Xerox laser printer service capability to the Company's service division. The Company's service capability was more recently expanded with the acquisitions of certain assets of BancTec in June of 1996 and LPS in October of 1996. These acquisitions substantially increased the Xerox contracted maintenance revenue. The Company's maintenance revenue for this six-month reporting period was 57 percent of total revenue, as compared with 37 percent for the prior period.

        Revenues from the sales of consumable products during the six-month period ended March 31, 1997 was $2,368,000, which included $2,122,000 of the Company's patented fusing agent for certain Siemens printers, and the balance of $246,000, consisting of toners for Siemens and Xerox printers. The Company's consumable product revenue during the current six month reporting period was 37 percent of total revenue, as compared with 49 percent for the prior period.

        Gross profits for the six-month period ended March 31, 1997 decreased to $1,662,000 from $2,458,000, or 32 percent, from the corresponding prior year's period. Gross profit as a percentage of revenues decreased from 43 percent to 26 percent. The decrease in the Company's gross profits was due to the Company's increased emphasis on Xerox maintenance revenues which require increased replacement parts and labor expense and decreased sales of consumable products which have higher gross profits.

        Sales and administrative expenses for the six-month period ended March 31, 1997 increased by $709,000, or 45 percent from the prior year's six month period. The increased G&A expense was primarily due to the increased administrative costs associated with managing the Company's expanded business that relates to the BancTec acquisition and LPS purchase. Management is undertaking to reduce G&A expenses by consolidating operations and eliminating redundant facilities and personnel. The total G & A expenses included $609,000 in consulting, legal and accounting fees which doubled from the comparable period last year. The increased revenues from maintenance as compared to consumables resulted in higher selling and administrative expenses. The enlarged maintenance operation covers 11 states and requires more supervision and sales costs. The net loss is due to significantly higher expenses as detailed above.



 Comparison of the Three Months Ended March 31, 1997 and March 31, 1996:

        Revenues for the three-month period ended March 31, 1997 increased by $246,000, or 8% over revenues for the three-month period ended March 31, 1996. The growth in revenues was attributable to increased maintenance revenue from the Acquired Operations. Revenue from contracted maintenance for the three-month period was $1,698,000 or 52 percent of total revenue. Sale of consumables for the period was $1,212,000 or 37 percent of total revenue.

        Gross profits for the three-month period ended March 31, 1997 decreased by $340,000, from $1,084,000 to $744,000, or 31 percent, from the corresponding prior year's period. Gross profit as a percentage of revenues decreased to 23 percent from 36 percent during the comparable period. The decrease in the Company's gross profits was due to the expenses related to providing continued cross- training for the Company's field engineering staff on certain Xerox and Siemens production printers, as maintenance capabilities for Xerox and Siemens printers are required in all eleven states that the Company currently serves. The decrease in the percentage of higher gross profit consumable sales during this quarter has also resulted in lower gross profits.

        Sales and administrative expenses increased for the three-month period ended March 31, 1997, by $638,000 or 102 percent from the prior year's three month period. The increased G&A expense, as previously discussed, is a current target by the Company's management for reduction and is primarily due to the increased administrative costs associated with managing the Company's expanded business that relates to the Acquired Operations. The total operating expenses for the three-month period include $432,000 in consulting, legal and accounting fees. The increase also includes $143,000 in sales and administrative expense from the Company's UK and Germany subsidiaries which was an increase of $83,000 or 138 percent from the same period last year. This is due to the increased expense from the start up of the Company's German subsidiary Interscience GmbH

Liquidity and Capital Resources:

        Prior to filing for Chapter 11 protection the Company was unable to fund its monthly cash outlays from cash receipts. This negative cash flow had been reported for the past two years and the Company no longer had any cash reserves to make up this shortage.

        During the past two years, the Company purchased the Acquired Operations with the expectation that it would be able to reduce certain of the redundant expenses (such as duplicative personnel and unneeded facilities) that it inherited as part of the acquisitions. In addition, the Company expected that the synergies created by combining the operations and abilities of the Acquired Operations with those of the Company would increase the Company's cash flow and profitability. At a minimum, the Company expected that the combined operations of the Company and the Acquired Operations would produce sufficient cash flow to enable the Company to make the monthly payments on the additional indebtedness that the Company incurred in order to pay the purchase price of the Acquired Operations. Although some of the synergistic benefits of the Acquired Operations are being recognized, the benefits have not been of the magnitude that the Company expected and the Company has, to date, not been able to materially reduce the expenses associated with its new operations. Accordingly, the combination of the lower than expected benefits from the Acquired Operations and the increase debt service obligations of the Company resulted in continued negative cash flow. The monthly cash outlays have significantly exceeded the cash it generates from operations. The Company expects to substantially address these problems while operating under protection of Chapter 11.

        On July 30, 1996, the Company entered into a credit agreement (the "Credit Agreement") with Sanwa Bank of California (the "Bank") pursuant to which the Bank agreed to make a revolving credit facility and a term loan facility available to the Company. Under the revolving credit facility, the Company is entitled to borrow, from time to time as requested by the Company, an amount not to exceed an aggregate of $1,000,000 at any time. The rate of interest on all borrowings under the line of credit facility is, at the Company's option, either a variable rate equal to the Bank's reference rate plus 1/2%, or a fixed rate equal to 2 3/4% over the Bank's cost of acquiring funds on the date that the fixed rate is set. The revolving credit facility expires on February 28, 1998. As of the date of this Quarterly Report, the Company had used approximately $997,000 of the amount available under the revolving credit facility. Of this amount, approximately $45,000 represented cash advances made to the Company and the balance, $952,000, represented a letter of credit that the Company obtained in order to secure the surety bond obtained by the Company in connection with the litigation with the former shareholders of LSE. The letter of credit will expire on September 5, 1997 and the amount used under the revolving credit facility will be $45,000 as of that time. All loans extended under the Credit Agreement are secured by a blanket lien on the Company's assets and by guarantees executed by Interscience PLC and by LSE.

        The Credit Agreement also provides the Company with a term loan facility pursuant to which, until August 30, 1996, the Company could borrow an amount up to $2,000,000 for the purposes of funding its corporate acquisitions. The Company initially borrowed a total of $800,000 under the term loan facility in connection with the Company's acquisition of certain assets from BancTec, Inc. In June 1996 and $800,000 to pay part of the purchase price of LSE. As of March 6, 1997, the outstanding principal balance of the term loan made pursuant to the Credit Agreement was $1,466,662, and the interest rate on the term loan was 9%. The Company currently is required to make monthly payments of principal in the amount of $33,334, plus interest, under the term loan credit facility. The entire outstanding balance of the term loan is due and payable on February 28, 1998.

        The Company is attempting to reorganize its business and restructure its indebtedness while under protection of Chapter 11. There can be no assurance that the Company will be successful in this effort.

        Cash and cash equivalents of the Company on March 31, 1997 increased by approximately $269,000 or 80 percent over September 30, 1996. This increase relates to the initial success during the first three weeks of reorganization under Chapter 11. Although Company is paying COD or in advance for parts and services, a concerted effort to collect receivables and a reduction in overhead and outside services as part of the reorganization has made the cash increase possible.

        The Company has been granted the use of cash collateral on an interim basis through September 30, 1997. A final cash collateral hearing will be held on September 26, 1997 to determine further use of cash collateral.

        The Company plans to sell or dispose of assets not essential to the business, eliminate areas of operations that are unprofitable, and compromise or restructure its present payment obligations while under Chapter 11 to correct the negative cash flow. By consolidating efforts in profitable areas and rescheduling debts, the Company's plan is to emerge from Chapter 11 as a profitable enterprise with a positive cash flow.





                                     PART II

                                OTHER INFORMATION



ITEM 3. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Financial Data Schedule

        (b)    Form 8-K Filed March 10, 1997, Announcement of filing Chapter 11.

                                    SIGNATURE

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             INTERSCIENCE COMPUTER CORPORATION

Date: June 23, 1997          /s/ Frank J. LaChapelle
                             ----------------------
                             Frank J. LaChapelle,
                             Chief Executive Officer