Form 10QSB
period 1997-06-30
INTERSCIENCE COMPUTER CORP /CA/
filed 1997-08-13
CIK 907686

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  --------------------------------------------

                                   FORM 10-QSB

                  --------------------------------------------


           [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                         COMMISSION FILE NUMBER 1-12312

                        INTERSCIENCE COMPUTER CORPORATION
        (Exact name of small business issuer as specified in its charter)

               CALIFORNIA                            95-3880130
        (State of incorporation)        (I.R.S. Employer Identification No.)

     5236 COLODNY DRIVE, SUITE 100
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

                              YES   X      NO
                                  -----        -----

    Number of shares outstanding of each of the issuer's classes of common stock, as of August 10, 1997: 2,541,666 shares of common stock, no par value.

                 Transitional Small Business Disclosure Format:

                              YES          NO    X
                                  -----        -----

================================================================================

              This report contains 12 sequentially numbered pages.

                        INTERSCIENCE COMPUTER CORPORATION

                                      INDEX

                                                                                  PAGE
                                                                                  ----
 PART I - FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

 Condensed Consolidated  Balance Sheets as of June 30, 1997 and September 30, 1996..3

 Condensed Consolidated Statement of Operations
            for the Three Months Ended June 30, 1997 and 1996.......................5

 Condensed Consolidated  Statement of Operations
            for the Nine Months Ended June 30, 1997 and 1996........................6

 Condensed Consolidated  Statement of Cash Flows
            for the Nine Months Ended June 30, 1997 and 1996........................7

 Notes to the Condensed Consolidated Financial Statements...........................8

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
            OF OPERATION............................................................9

PART II - OTHER INFORMATION.........................................................12

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                INTERSCIENCE COMPUTER CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                           September 30,       June 30,
                                                               1996              1997
                                                           -------------    -------------
                                                                             (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents ........................    $     336,355  $     571,147
     Accounts receivable, net of allowance ............        2,020,399      1,829,542
     Inventories ......................................        3,555,318      3,651,760
     Prepaid expenses and other receivables ...........           60,525         90,780
     Due from officers, net of allowance of $104,134 ..           30,000         30,000
     Current portion of net investment in equipment
      contracts receivables ...........................           55,146
     Deferred income taxes ............................          424,000        206,000
                                                           -------------  -------------
           TOTAL CURRENT ASSETS .......................        6,481,743      6,379,229

   REPLACEMENT PARTS INVENTORY ........................        5,648,261      5,412,227

   PROPERTY AND EQUIPMENT, net ........................          434,086        406,820

   OTHER ASSETS
       Net investment in equipment contracts receivable
         less current portion .........................                              --
       Notes receivable ...............................                              --
       Patent, net of accumulated amortization ........          378,357        327,371
       Goodwill, net of accumulated amortization ......        1,191,862      1,434,318
       Deferred income taxes ..........................                         218,000
       Deposits and other .............................           96,272         77,504
                                                           -------------  -------------
       TOTAL OTHER ASSETS .............................        1,666,491      2,057,193
                                                           -------------  -------------
                                                           $  14,230,581  $  14,255,469
                                                           =============  =============


See accompanying Notes to Condensed Financial Statements.

                INTERSCIENCE COMPUTER CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                            September 30,        June 30,
                                                                1996               1997
                                                           --------------    --------------
                                                                              (Unaudited)
CURRENT LIABILITIES
    Current portion of long-term debt .................         2,645,056         3,304,807
    Accounts payable ..................................         1,486,000         2,570,721
    Accrued liabilities ...............................           480,068           406,931
    Deferred revenue ..................................           325,677           355,973
    Income taxes payable ..............................           497,178           272,558
                                                           --------------    --------------
        TOTAL CURRENT LIABILITIES .....................         5,433,979         6,910,990
LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL
  LEASE, net of current portion .......................           469,686            52,901
                                                           --------------    --------------
      TOTAL LIABILITIES ...............................         5,903,665         6,963,891
                                                           --------------    --------------

SHAREHOLDERS' EQUITY
    Series A cumulative convertible preferred
     stock, $100 stated value;
     36,000 authorized, issued
     and outstanding ..................................         3,200,000         3,200,000

    Series B cumulative convertible preferred
     stock, $100 stated value; 4,000
     authorized, issued and outstanding ...............           390,000           390,000

  Common stock, no par value; authorized 10,000,000
   shares; issued and outstanding 2,541,666 shares ....         4,241,748         4,241,748

    Retained earnings .................................           495,168          (540,170)
                                                           --------------    --------------
          TOTAL SHAREHOLDERS' EQUITY ..................         8,326,916         7,291,578
                                                           --------------    --------------
                                                           $   14,230,581    $   14,255,469
                                                           ==============    ==============


See accompanying Notes to Condensed Financial Statements.

                INTERSCIENCE COMPUTER CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                        Three  Months Ended
                                                              June 30,
                                                  ---------------------------------
                                                      1996                 1997
                                                  -------------       -------------
SALES ......................................      $   2,388,768       $   2,683,200
COST OF SALES ..............................          1,745,752           2,382,684
                                                  -------------       -------------
GROSS PROFIT ...............................            643,016             300,516
                                                  -------------       -------------
OPERATING EXPENSES
  Sales and administrative .................          1,277,147             477,648
  Development ..............................             (1,221)              3,493
  Depreciation and amortization ............             74,846              65,536
  Interest expense (income) ................             40,960              33,553
                                                  -------------       -------------
      TOTAL OPERATING EXPENSES .............          1,391,732             580,230
                                                  -------------       -------------
INCOME BEFORE TAX ..........................           (748,716)           (279,714)
INCOME TAX .................................           (302,424)                 --
                                                  -------------       -------------
  NET INCOME ...............................      $    (446,292)      $    (279,714)
                                                  =============       =============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING .......................          2,541,666           2,541,666
                                                  -------------       -------------
NET INCOME .................................      $        (.18)      $        (.11)
                                                  =============       =============


See accompanying Notes to Condensed Financial Statements.

                INTERSCIENCE COMPUTER CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                    Nine  Months Ended
                                                         June 30,
                                             ---------------------------------
                                                  1996                1997
                                             -------------       -------------
SALES .................................      $   8,300,918       $   9,114,746
COST OF SALES .........................          5,199,753           7,152,526
                                             -------------       -------------
  GROSS PROFIT ........................          3,101,165           1,962,220
                                             -------------       -------------
OPERATING EXPENSES
  Sales and administrative ............          2,726,838           2,634,414
  Development .........................             65,377              10,989
  Depreciation and amortization .......            200,154             193,091
  Interest expense (income) ...........              9,390             101,276
                                             -------------       -------------
      TOTAL OPERATING EXPENSES ........          3,001,759           2,939,770

INCOME BEFORE TAX .....................             99,406            (977,550)
                                             -------------       -------------

INCOME TAX ............................            (18,425)              1,233
                                             -------------       -------------

NET INCOME ............................      $     117,831       $    (978,783)
                                             =============       =============

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING ...............          2,541,666           2,541,666
                                             -------------       -------------
EARNINGS PER COMMON SHARE .............      $         .20       $        (.39)
                                             =============       =============



See accompanying Notes to Condensed Financial Statements.

                INTERSCIENCE COMPUTER CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                 Nine Months Ended
                                                                      June 30,
                                                           -------------------------------
                                                               1996               1997
                                                           ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income .......................................      $    117,831       $   (978,784)
   Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
   Depreciation and Amortization ....................           213,556            177,497
   Loss from rescission of asset sale ...............            61,927                 --
   Changes in operating assets and liabilities:
     Accounts receivable ............................            96,646            307,736
     Inventory ......................................        (1,831,047)           309,170
     Prepaid expenses ...............................            22,448              8,668
     Deposits and other .............................             7,278            (12,115)
       Accounts payable  and accrued expenses .......          (685,031)           871,752
       Deferred revenue .............................            36,839             30,296
     Income taxes payable ...........................          (202,228)          (224,620)
                                                           ------------       ------------
        NET CASH PROVIDED (USED) BY
          OPERATING ACTIVITIES ......................        (2,161,781)           489,600
                                                           ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in subsidiary .........................          (238,951)           (36,905)
   Rescission of asset sale .........................            51,809                 --
   Sale of assets ...................................             7,499            (57,872)
   Investment in equipment contracts receivable .....           487,290             55,146
   Patent acquisition costs .........................           (72,849)                --
   Purchase of property and equipment ...............           (27,616)                --
                                                           ------------       ------------
       NET CASH PROVIDED (USED) BY
           INVESTING ACTIVITIES .....................           207,182            (39,631)
                                                           ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal reductions of short-term
      and long-term obligations .....................        (1,034,774)          (486,612)
    Proceeds of public offering .....................         1,400,000                 --
    Proceeds from bank loan .........................                --            346,435
    Proceeds from preferred offering ................           400,000                 --
    Preferred stock dividends paid ..................          (210,246)           (75,000)
                                                           ------------       ------------
      NET CASH PROVIDED (USED) BY
          FINANCING ACTIVITIES ......................           554,980           (215,177)
                                                           ------------       ------------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS ...................................        (1,399,619)           234,792

CASH AND CASH EQUIVALENTS, Beginning of period ......         2,046,017            336,355
                                                           ------------       ------------

CASH AND CASH EQUIVALENTS, End of period ............      $    646,398       $    571,147
                                                           ------------       ------------

See accompanying Notes to Condensed Financial Statements.

                INTERSCIENCE COMPUTER CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1. Introduction

        The accompanying condensed consolidated financial statements of Interscience Computer Corporation (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1997, and the statements of its operations and its cash flows for the nine month periods ended June 30, 1997 and 1996 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year.

    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

        The following discussion and analysis should be read in conjunction with the financial statements and notes thereto in this Quarterly Report.

Overview

        Since its organization, the principal business of Interscience Computer Corporation (the "Company") has been providing maintenance services for computers and for a wide range of related peripheral equipment including high-speed printers. Until 1992, the Company's maintenance activities were directed primarily at the Model 2200 Siemens Printer market. In 1992, the Company developed and commenced commercially marketing a fusing agent for use in specific printers manufactured by Siemens. The Company applied for a usage patent for the fusing agent and such patent was issued in 1994. Since February 1993, the Company has been selling the Fusing Agent directly to end users and to unaffiliated distributors.

        During the past 30 months, the Company has been expanding its maintenance business to include maintenance services for the Xerox line of high-speed production printers and, to a lesser extent, other non-Siemens printers. In this connection, between June 1995 and October 1996 the Company made a number of acquisitions for the purpose of acquiring the parts and inventory, the technical expertise, and the maintenance contracts that are required to effectively compete in these other printer maintenance markets. These acquisitions have consisted of the purchase of Laser Support & Engineering, Inc. ("LSE"), the Page Printing Division of Miltope Business Products, Inc., Laser Printing Services, Inc. ("LPS") and certain of the assets of BancTec, Inc. (Collectively, the "Acquired Operations"). To date, the Company has paid a total of $2,308,000 in cash for the purchase of these assets and businesses, and has incurred over $2,000,000 of additional indebtedness to the sellers and creditors of these assets and businesses. In addition, the Company incurred other additional on-going expenses related to these acquisitions, including the general and administrative expenses of the acquired operations and the additional labor costs of employees of such operations. On March 6, 1997 the Company filed for protection under Chapter 11 of the US Bankruptcy Code. The filing was made to allow the Company time to reorganize its operations and to conserve its cash position in view of the negative cash flow from the Acquired Operations (See - "Liquidity and Capital Resources").

Results of Operations

        Nine Months Ended June 30, 1997 and June 30, 1996

        The Company's revenue, for the nine-month period ended June 30, 1997 increased by $814,000, or 10 percent when compared with revenues for the nine-month period ended June 30, 1996 primarily as a result of an increase in maintenance revenue from annual contracted service contracts from the Acquired Operations. Consumable sales increased by $272,000 from the comparable nine month period in 1996.

        Revenues from annual maintenance contracts of $4,932,000 for the nine-month period ended June 30, 1997 increased by $1,611,000 from $3,321,000 for the comparable nine-month period ended June 30, 1996. The Company's growth in maintenance revenues is due to having a full nine months worth of added revenue from the BancTec and LPS Acquired Operations. The Company's maintenance revenue for this nine-month reporting period was 54 percent of total revenue, as compared with 40 percent for the prior period.

        Revenues from the sales of consumable products during the nine-month period ended June 30, 1997 was $3,420,000, which included $3,140,000 of the Company's patented fusing agent for certain Siemens printers, and the balance of $280,000, consisting of toners for Siemens and Xerox printers. The Company's consumable product revenue during the current nine-month reporting period was 38 percent of total revenue, as compared with 47 percent for the prior period.

        Gross profit for the nine-month period ended June 30, 1997 decreased to $1,962,000 from $3,101,000, or 37 percent, from the corresponding prior year's period. Gross profit as a percentage of revenues decreased from 37 percent to 22 percent. The decrease in the Company's gross profit was due to the Company's increased emphasis on the acquired maintenance revenue which require increased replacement parts and labor expense and decreased sales of consumable products which have higher gross profits.

        Sales and administrative expense for the nine-month period ended June 30, 1997 decreased by $92,000, or 3 percent from the prior year's nine month period. The decrease was achieved during a period when the sales and administrative expense for Interscience PLC, the Company's United Kingdom subsidiary, included in the nine-month period increased by $124,000 or 69 percent. This increase was due to the operating and closing of Interscience GmbH the Company's German subsidiary.

Comparison of the Three Months Ended June 30, 1997 and June 30, 1996

        Revenues for the three-month period ended June 30, 1997 increased by $294,000, or 12% over revenues for the three-month period ended June 30, 1996. The growth in revenues was attributable to increased maintenance revenue from the Acquired Operations. Revenue from contracted maintenance for the three-month period was $1,273,000 or 47 percent of total revenue. Sale of consumables for the period was $1,183,000 or 44 percent of total revenue.

        Gross profit for the three-month period ended June 30, 1997 decreased by $342,000 from $643,000 to $301,000, or 53 percent, from the corresponding prior year's period. Gross profit as a percentage of revenues decreased to 11 percent from 27 percent during the comparable period. The decrease in the Company's gross profit was due to the write off of the Interscience German subsidiary during the current quarter. This resulted in a decrease in the gross profit from Interscience PLC of $223,000 or 199 percent. Additionally the expenses related to the acquired multi state service operations are still high and result in lower gross profit than the sales of consumables.

        Sales and administrative expenses decreased for the three-month period ended June 30, 1997, by $799,000 or 63 percent from the prior year's three month period. The decreased G&A expense is a result of the initial phases of the Chapter 11 reorganization plan being implemented. Four leases have been rejected, the Company has withdrawn from Dallas, Denver, Norfolk and Charlotte and field staff has been decreased. As additional duplicated functions and multi state offices are consolidated into fewer locations, the Company expects continued reductions in G & A expenses.

Liquidity and Capital Resources:

        Prior to filing for Chapter 11 protection the Company was unable to fund its monthly cash outlays from cash receipts. This negative cash flow had been reported for the past two years, and the Company no longer had any cash reserves to make up this shortage.

        During the past two years, the Company purchased the Acquired Operations with the expectation that it would be able to reduce certain of the redundant expenses (such as duplicative personnel and unneeded facilities) that it inherited as part of the acquisitions. In addition, the Company expected that the synergies created by combining the operations and abilities of the Acquired Operations with those of the Company would increase the Company's cash flow and profitability. At a minimum, the Company expected that the combined operations of the Company and the Acquired Operations would produce sufficient cash flow to enable the Company to make the monthly payments on the additional indebtedness that the Company incurred in order to pay the purchase price of the Acquired Operations. Although some of the synergistic benefits of the Acquired Operations are being recognized, the benefits have not been of the magnitude that the Company expected and the Company has, to date, not been able to materially reduce the expenses associated with its new operations. Accordingly, the combination of the lower than expected benefits from the Acquired Operations and the increased debt service obligations of the Company resulted in continued negative cash flow. The monthly cash outlays have significantly exceeded the cash it generated from operations prior to bankruptcy. This has already been corrected since the filing. The Company expects to address these problems while operating under protection of Chapter 11.

        On July 30, 1996, the Company entered into a credit agreement (the "Credit Agreement") with Sanwa Bank of California (the "Bank") pursuant to which the Bank agreed to make a revolving credit facility and a term loan facility available to the Company. Under the revolving credit facility, the Company is entitled to borrow, from time to time as requested by the Company, an amount not to exceed an aggregate of $1,000,000 at any time. The rate of interest on all borrowings under the line of credit facility is, at the Company's option, either a variable rate equal to the Bank's reference rate plus 1/2%, or a fixed rate equal to 2 3/4% over the Bank's cost of acquiring funds on the date that the fixed rate is set. The revolving credit facility expires on February 28, 1998. As of the date of this Quarterly Report, the Company had used approximately $997,000 of the amount available under the revolving credit facility. Of this amount, approximately $45,000 represented cash advances made to the Company and the balance, $952,000, represented a letter of credit that the Company obtained in order to secure the surety bond obtained by the Company in connection with the litigation with the former shareholders of LSE. The letter of credit will expire on September 5, 1997. All loans extended under the Credit Agreement are secured by a blanket lien on the Company's assets and by guarantees executed by Interscience PLC and by LSE.

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

        Cash and cash equivalents of the Company on June 30, 1997 increased by approximately $235,000 or 70 percent over September 30, 1996. This increase has been achieved during a period when the Company receives little or no credit terms from suppliers. Although the total reorganization is still in process many of the overhead expense reduction actions have been enacted and are having immediate affect on the cash. Additional consolidation plans will be implemented during the forth quarter of the fiscal year to further increase the potential for cash retention.

        The Company has been granted the use of cash collateral on an interim basis through and including September 30, 1997, in accordance with certain agreed to stipulations.

        The Company plans to sell or dispose of assets not essential to the business, eliminate areas of operations that are unprofitable, and compromise or restructure its present payment obligations while under Chapter 11 to correct the negative cash flow. The Company moved its principal office to the address shown on the front of this report to effectuate a rent savings of approximately $60,000 per year. By consolidating efforts in profitable areas and rescheduling debts, the Company's plan is to emerge from Chapter 11 as a profitable enterprise with a positive cash flow during 1997.

                                     PART II

                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) 27. Financial Data Schedule.

        (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                    SIGNATURE

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        INTERSCIENCE COMPUTER CORPORATION



Date: August 12, 1997                   ----------------------------------------
                                        Frank J. LaChapelle,
                                        Chief Executive Officer