Form 10KSB
period 1997-09-30
INTERSCIENCE COMPUTER CORP /CA/
filed 1998-05-07
CIK 907686

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------

                                   FORM 10-KSB
                               -------------------

        [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended September 30, 1997
                                       or
        [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
               For the transition period from __________ to ___________

                         Commission file number 1-12312

                        INTERSCIENCE COMPUTER CORPORATION
                 (Name of small business issuer in its charter)

       California                                       95-3880130
(State of Incorporation)                    (I.R.S. Employer Identification No.)

         5236 Colodny Drive, Suite 100, Agoura Hills, California 91301
              (Address of principal executive offices) (zip code)

                    Issuer's telephone number: (818) 707-2000

     Securities to be registered pursuant to Section 12(b) of the Act: None

 Securities to be registered pursuant to Section 12(g) of the Act: Common Stock

        Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
Yes   X    No

        Check mark indicates that the disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        Issuer's revenues for its most recent fiscal year were $11,235,303.

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 20, 1998 was approximately $1,160,000.

        There were 2,541,666 shares outstanding of registrant's common stock as of April 20, 1998.

        The following documents are incorporated by reference into this report:
None.


================================================================================

FORWARD-LOOKING STATEMENTS

               In addition to historical information, this Annual Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis and Plan of Operation." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Interscience Computer Corporation undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed by the Company and any Current Reports on Form 8-K by the Company.

                                     PART I

ITEM 1.        DESCRIPTION OF BUSINESS.

OVERVIEW

               The Company was organized in 1983 to be a third-party provider of maintenance services for computer hardware and related peripheral equipment. Unless otherwise specified herein, all references to the "Company" shall mean Interscience Computer Corporation and all of its subsidiaries. On September 15, 1993, the Company effected an initial public offering of units, each of which consisted of one share of common stock and a warrant to purchase an additional share of common stock. The warrants expired in September 1996. The Company's principal executive offices are currently located in Agoura Hills, California.

               On March 6, 1997 the Company filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The bankruptcy filing was caused by several factors. The Company had made four acquisitions, and the cash flow of the Company was not sufficient to pay the operating expenses and the substantial debts assumed as part of the acquisitions. In addition, the Company was incurring substantial legal expense from six lawsuits which were then pending against the Company.

               The Company's business plan had been to expand its maintenance services through these acquisitions to include maintenance on Xerox machines as well as those manufactured by Siemens AG ("Siemens"). The Company was not able to operate the Xerox maintenance business on a profitable basis and it was sold effective November 1, 1997 with the approval of the Bankruptcy Court. The Company continues to maintain high speed production printers manufactured by Siemens but the majority of the

Company's revenues now are generated from the sale to the Company's maintenance clients and to others of consumable products used by high speed production printers.

               On April 1, 1998 a hearing was held in the Bankruptcy Court to consider confirmation of the Company's First Amended Plan of Reorganization (the "Plan"). After considering the evidence, the Bankruptcy Court ruled that the Plan should be and was in fact confirmed. As a result, the Company is revested with all of its assets. The Plan terms control all claims and equity interests which existed as of March 6, 1997, the date when the Company filed its Chapter 11 reorganization case. The Company can now conduct business as usual without the pre-requisite of obtaining Bankruptcy Court approval. Initial distributions to creditors, as required under the Plan, is expected to be completed by the end of May, 1998. There are several claims which will be the subject of claims objections. Once those objections are resolved, the Company will seek a final decree from the Bankruptcy Court closing the case.

               The Company's principal consumable product is a liquid fusing agent (the "Fusing Agent") used by the Model 2200 Siemens Printer. The Company currently sells the Fusing Agent directly to its maintenance clients and distributes the Fusing Agent to other operators of the Model 2200 Siemens Printer. The Company also sells the Fusing Agent to NCR Corporation, OCE Printing Systems, Inc. ("OCE") and the Bradshaw Group. During the 1997 Fiscal Year, sales of the Fusing Agent constituted approximately 38% of the Company's total revenue.

BUSINESS GOALS AND STRATEGY - RECENT DEVELOPMENTS

               As indicated, on April 1, 1998, the Bankruptcy Court confirmed the Plan. Pursuant to the Plan, the outstanding common shares will be increased from 2,541,666 to approximately 5,200,000 shares. The Company will issue to creditors approximately 675,000 shares of Common Stock on the basis of one share for every $5.00 of an approved unsecured claim and all pre-bankruptcy unsecured debts would be satisfied. The Company's only remaining obligations would be as follows:

                      1. A three-year loan from Sanwa Bank of approximately $1,000,000 to be amortized over 36 equal installments with interest at prime plus three percent.

                      2. A loan from Horizon Bank of $85,000 to be paid over three years in 36 equal installments.

                      3. An obligation to share the proceeds on the remaining unsold Xerox inventory with the unsecured creditors.

               As part of the Plan, the Company's Series A Cumulative Convertible Preferred Stock and Series B Cumulative Convertible Preferred Stock will be converted into 1,750,000 shares of Common Stock with two year warrants to purchase an additional

500,000 shares of Common Stock at $1.00 per share. All delinquent dividends will be forgiven. An additional 250,000 shares of Common Stock will be issued to management.

               As indicated above, the Xerox maintenance business was sold in November 1997 to Anacomp Corporation for $1,220,000 and a potential earnout to be paid in the 13th month of Anacomp's operation. As a result, the maintenance business is expected to provide only 20% of the Company's revenues, with the remainder expected to be from sales of the Fusing Agent.

               The following acquisitions by the Company in 1995 and 1996 (the "Acquisitions") are stated here for historical reasons only. All of these businesses were sold or closed during the bankruptcy proceedings.

               - In June 1995, the Company acquired all of the outstanding shares of Laser Support & Engineering, Inc. ("LSE") for $1,678,000 in cash and promissory notes. LSE was a privately held company engaged in training Xerox printer field engineers and in providing maintenance services for Xerox high speed printers.

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

                - In October 1996, the Company acquired substantially all of the assets of Laser Printing Services, Inc. ("LPS"), a Xerox laser printer maintenance provider, for $600,000 in cash and a promissory note.

FUSING AGENT

               In 1992, the Company commenced marketing the Fusing Agent for use with the Model 2200 Siemens Printer. Revenues realized by the Company from the sale of the Fusing Agent during the fiscal year ended September 30, 1996 and 1997 were approximately $4,668,000 and $4,270,000, respectively. Although, the Company believes that its sales of the Fusing Agent, both in the U.S. and in Europe, will continue to constitute a major source of revenues for the Company in the future, revenues from the Fusing Agent are expected to decline as the existing base of Siemens printers declines.

                Background: In 1984, the Siemens Printer was introduced in the United States. The Model 2200 Siemens Printer is a computer-driven high-speed, non-impact production printing system. Typical uses for the Siemens Printer include printing labels, bank statements, checks, bar codes, and "junk mail." The Siemens Printer is the only commercially available printing system known to the Company that utilizes a cold fusion (chemical) process to fuse print to the printed materials. All other currently available high-speed production printers, including the printers manufactured by IBM and Xerox and other printers manufactured by Siemens, use heat and pressure to fuse print to the printed materials. Most printed materials can be printed using standard printers that rely on heat and pressure to fuse print and do not require cold fusion printing. The cold fusion process, however, has certain advantages over the heat fusion process, particularly when printing on plastic stocks (including credit cards), on heat sensitive materials, such as gummed labels and envelopes, and on preprinted color forms. The Model 2200 Siemens Printer can perform all standard printing functions and can also be used for printing purposes where heat and pressure fusion is inappropriate.

               The cold fusion process of the Siemens Printer was previously dependent on the use of CFC-113 (Freon), a fluorocarbon that has been identified as an ozone-depleting chemical. Title VI of the Clean Air Amendments of 1990 (the "Clean Air Act") established a comprehensive regime for phasing out ozone-depleting substances, including CFC-113 and other chlorofluorocarbons ("CFCs") by the year 2000. As a result of these environmental regulations, the Fusing Agent has effectively replaced the prior CFC-based fusing agent used in the Siemens printers. Although the Fusing Agent, a halogenated hydrocarbon
(HCFC), does not use CFC-113, it is classified by the EPA as an ozone-depleting substance. However, because HCFCs deplete the stratospheric ozone to a much lesser extent than CFCs, the production of HCFCs is currently not required to be phased out until January 1, 2004. The use of the Fusing Agent will continue thereafter until the supply thereof has been depleted.

               Product; Market. The Fusing Agent has been accepted and recommended by Siemens as a substitute for the CFC-113 based fusing agent for the Model 2200 Siemens Printer. Independent tests have confirmed that the Fusing Agent meets commercial standards of toxicity and safety. Tests performed by the Company indicate that the Fusing Agent can be substituted for CFC-113 in the Siemens Printer fusing process without any loss of printing efficiency or quality. Until the Company introduced the Fusing Agent, all Model 2200 Siemens Printers used the CFC-113 fusing agent that was sold exclusively by Siemens.

               The Company believes that there are approximately 400 Model 2200 Siemens printers currently in use in the U.S., including printers that were sold by StorageTek under the StorageTek label and printers that were incorporated into a printing system that was packaged and sold by Datagraphics. However, the number of Siemens printers in service is declining and is not expected to increase due to the election by Siemens AG to cease manufacturing the Model 2200 Siemens printer. Accordingly, the potential market for the Fusing Agent is expected to decline over the long term as the existing Siemens printers are withdrawn from use.

               The Company formed Interscience PLC ("PLC") in the United Kingdom, in part, to sell Fusing Agent in the United Kingdom and, possibly, in the rest of Western Europe. However, the Company has never realized a profit from its investment in PLC. Effective April 1, 1998, the Company sold PLC to its Managing Director for $10,000 and entered into a license agreement with PLC requiring the payment by PLC of a royalty of $10 per case of Fusing Agent sold commencing April 1, 1999.

               Sales and Marketing. The Company initiated sales of the Fusing Agent in 1992 to its existing maintenance customers under the Company's label. Since February 1993, the Company has also been selling the Fusing Agent to both its maintenance clients and to other distributors, including OCE (the successor to Siemens Nixdorf Printing Systems), NCR Corporation, an owner and operator of a significant number of the Siemens printers, and to the Bradshaw Group, a third party maintenance provider. The Company allows these purchasers to resell the Fusing Agent under their own private labels.

SOURCES OF SUPPLY:

               The Company has numerous sources of supply. It has not entered into a specific contract but believes that there are several domestic or foreign companies that can provide the Company with HCFC that it expects to need in the future. The Company makes purchase decisions based on current economic conditions and does not believe that they will have any difficulty obtaining HCFC.

               The Fusing Agent sold by the Company is dispensed into the Model 2200 Siemens Printer from a specially designed reusable canister capped with a valve designed by the Company. The canister and valve are manufactured for the Company by unaffiliated manufacturers. Although the manufacturers of the canister and valve are currently the Company's only sources for such components, the Company believes that it could find alternate manufacturers for the valve and canisters. Since the canisters are re-usable, any temporary delay in the manufacture of such canisters would not be expected to have an immediate impact on its ability to supply the Fusing Agent to its clients. Nevertheless, any extended delay or disruption in the production of these components by the current manufacturers could delay the Company's Fusing Agent shipments and could have an adverse effect on the Company's Fusing Agent sales.

               The Company currently purchases the various other products that its sells for use with high-speed printers, including its proprietary toners, the non-proprietary toners, and the developers, from various third-party independent manufacturers. The terms under which these other products are manufactured, packaged and shipped for the Company vary depending on the product and the Company's needs.

OTHER SERVICES AND SOURCES OF REVENUE

               During the 1997 Fiscal Year, the Company completed development of a toner compatible with the Delphax line of high speed electron beam imaging systems ("EBI") and the Miltope Business Products line of page printer. The Company has recently commenced selling its EBI toner. Although revenues from the EBI toner have, to date, been relatively small, the Company expects toner revenue to increase in 1998.

PATENTS

               On July 26, 1994, the United States Patent and Trademark Office (the "Patent Office") issued a U.S. patent (the "Patent") to the Company for the use of the Fusing Agent as an alternative fusing agent in the cold printing process. A patent for the use of the Fusing Agent as a fusing agent in the cold printing process has also been issued to the Company in the United Kingdom and in Belgium. The Company also has applied for similar patent rights with the European Patent Office but such application has been denied.

               In October 1995, the Patent Office issued a notice to the Company that an unnamed party had copied a claim of the Patent for purposes of instituting an Interference Proceedings to determine priority of invention. In February 1997, the Patent Office declared Interference No. 103692 with a patent application filed in the name of Gerd Goldman (the "Goldman Application"). The Company understands that the Goldman Application is owned by OCE Printing Systems GmbH. The Patent is identified as the Junior Party in the Interference. In May 1997, pursuant to the Company's request, the Interference was stayed and the Company was ordered to notify the Administrative Patent Judge within fifteen days of the Company's discharge from bankruptcy. See Item 3, Legal Proceedings.

               Although the Company believes that the Fusing Agent was independently developed and does not infringe on patents of others, third parties can claim that the Company's Fusing Agent infringes on the rights of others. If it were determined that the Fusing Agent does infringe on the property rights of third parties, including any patent issued pursuant to the Goldman Application, the Company may be required to modify the formula of the Fusing Agent or obtain a license from such third party. No assurance can be given that the Company will be able to do so in a timely manner or on acceptable terms and conditions; and the failure to do either could have a material adverse effect on the Company's business. The Company, in the past, has initiated litigation against a number of companies that have sold the Fusing Agent without the Company's permission, and the Company will continue to defend its rights in the Patent.

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

COMPETITION

               Maintenance. The Company competes for equipment maintenance and service contracts with both manufacturers of computers and peripheral equipment, and with other third-party servicing companies. The manufacturers of the computers and peripheral equipment serviced by the Company, which include Xerox, Siemens, IBM and StorageTek, all have large maintenance divisions to support their respective product lines. In addition, there are many large, well-established national third-party service companies, including General Electric Computer Services Corp., AT&T, Bell Atlantic Business Systems, Inc. (formerly Sorbus, Inc.), and Grumman Corp. These companies, and most of the company's other competitors, have substantially greater financial resources, including larger marketing budgets, and larger technical staffs than the Company. Most manufacturers of equipment also have the advantage of greater familiarity with their own equipment and have greater access to the buyers of such equipment. The Company competes regionally with other third-party maintenance companies and with small specialty service companies.

               Fusing Agent. The Company believes that it is the only manufacturer of the Fusing Agent for the Model 2200 Siemens Printer.

EMPLOYEES

               As of April 15, 1998, the Company had 12 full-time employees, including two executive officers.


ITEM 2.        DESCRIPTION OF PROPERTY.

               As of April 15, 1998, the Company leases one warehouse in Los Angeles pursuant to a three-year lease expiring February 2001 at a rent of $4,700 per month, and one office facility in Agoura Hills, California pursuant to a one-year lease expiring December 1998 at a rental of $2,700 per month. The warehouse in Los Angeles has 10,000 square feet and the office in Agoura Hills has 2,362 square feet.

ITEM 3.        LEGAL PROCEEDINGS.

               The Company is the assignee of the entire right, title and interest in and to U.S. Patent No. 5,333,042 (the "Patent") directed to a method for using fusing agent in cold fusion laser printers. On October 16, 1995, the Patent Office issued a notice to the Company that an unnamed party had copied a claim of the Patent for purposes of instituting an Interference proceedings under 35 U.S.C. 135 to determine priority of invention. In February 1997, the Patent Office declared Interference No. 103692 with a patent application filed in the name of Gerd Goldman (the "Goldman Application"). The Company understands that the Goldman Application is owned by OCE Printing Systems GmbH. The Patent is identified as the Junior Party in the Interference. In May 1997, pursuant to the Company's request, the Interference was stayed and the Company was ordered to notify the Administrative Patent Judge within fifteen days of the Company's discharge from bankruptcy. Once notified of the discharge from bankruptcy, the Patent Office will continue the formal proceedings to determine who was the first inventor of the copied claim. Such proceedings could take several years to resolve and be expensive to defend. The Company intends to vigorously defend its rights to the Patent in the Interference Proceedings.

               Prior to the institution of the bankruptcy proceedings, the Company was a defendant in a number of lawsuits. Except for two, all of such lawsuits were settled during such proceedings. The Company is contesting the two lawsuits in the Bankruptcy Court, and believes that any recovery would be immaterial.

               The Company is a plaintiff in a class action suit against Siemens Nixdorf Printing Systems and NCR Corporation for antitrust violations. As of this date, the class of plaintiffs has not been certified. That case is entitled Mailers Data Services, Inc., et al., v. Siemens Nixdorf Printing Systems, L.P., et al. and is pending in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida and assigned case number 96-7077-CI-08.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY
               HOLDERS.

               No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of the security holders.

                                     PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS

               The Common Stock is currently traded in the OTC Electronic Bulletin Board under the symbol "INTR". The following table sets forth the high and low sales prices for the Common Stock during the two most recent fiscal years. The prices do not include retail mark-ups, mark-downs or fees.

                                                                             Common Stock
                                                                             Sales Prices
                                                                          ------------------
    Year Ended September 30, 1996                                         HIGH           LOW
    -----------------------------                                         ----           ---
    October 1, 1995 - December 31, 1995                                   $5.50         $4.875

    January 1, 1996 - March 31, 1996                                      $5.50         $4.687

    April 1, 1996 - June 30, 1996                                         $5.125        $4.50

    July 1, 1996 - September 30, 1996                                     $5.00         $3.625

    Year Ended September 30, 1997
    -----------------------------

    October 1, 1996 - December 31, 1996                                   $4.00         $3.00

    January 1, 1997 - March 31, 1997                                      $2.875        $ .25

    April 1, 1997 - June 30, 1997                                         $ .3125       $ .1875

    July 1, 1997 - September 30, 1997                                     $ .875        $ .375

    Year Ending September 30, 1998
    ------------------------------

    October 1, 1997 - December 31, 1997                                   $ .938        $ .563

    January 1, 1998 - March 31, 1998                                      $ .750        $ .281

           To date, the Company has not declared or paid any cash dividends with respect to its Common Stock, and the current policy of the Board of Directors is to retain earnings, if any, to provide for the growth of the Company. Consequently, no cash dividends are expected to be paid on the Common Stock in the foreseeable future.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

           The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Annual Report.

OVERVIEW

           The Company was organized in 1983 to be a third-party provider of maintenance services for computer hardware and related peripheral equipment. On September 15, 1993, the Company effected an initial public offering of units, each of which consisted of one share of common stock and a warrant to purchase an additional share of common stock. The warrants expired in September 1996. The Company's principal executive offices are currently located in Agoura Hills, California.

           On March 6, 1997 the Company filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The bankruptcy filing was caused by several factors. The Company had made four acquisitions, and the cash flow of the Company was not sufficient to pay the operating expenses and the substantial debts assumed as part of the acquisitions. In addition, the Company was incurring substantial legal expense from lawsuits which were then pending against the Company.

           The Company's business plan had been to expand its maintenance services through these acquisitions to include maintenance on Xerox machines as well as those manufactured by Siemens. The Company was not able to operate the Xerox maintenance business on a profitable basis and it was sold effective November 1, 1997 with the approval of the Bankruptcy Court. The Company continues to maintain high speed production printers manufactured by Siemens but the majority of the Company's revenues now are generated from the sale to the Company's maintenance clients and to others of consumable products used by high speed production printers.

           On April 1, 1998, the Bankruptcy Court ruled that the Company's Plan of Reorganization should be and was in fact confirmed. Initial distributions to creditors, as required under the Plan, are expected to be completed by the end of May, 1998.

           The Company's principal consumable product is a the Fusing Agent used by the Model 2200 Siemens Printer. In July 1994, the U.S. Patent and Trademark Office issued a patent to the Company for the use of the Fusing Agent in the cold or vapor fusion laser printing process. The Company currently sells the Fusing Agent directly to its maintenance clients and distributes the Fusing Agent to other operators of the Model 2200 Siemens Printer. The Company also sells the Fusing Agent to NCR Corporation, OCE, and the Bradshaw Group. During the 1997 Fiscal Year, sales of the Fusing Agent constituted approximately 38% of the Company's total revenue. The Company expects that U.S. sales of the Fusing Agent will decrease in the future as the

Model 2200 Siemens Printer is gradually replaced by newer models of printers that do not use the Fusing Agent.

RESULTS OF OPERATIONS

    FISCAL YEARS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

           Sales for the fiscal year ended September 30, 1997 were approximately the same as those for the fiscal year ended September 30, 1996. The 1997 sales consisted of 38% from the sale of the fusing agent and 62% from maintenance and other related activities. The 1996 results were 41% from the fusing agent and 59% from maintenance revenues. The Company believes that the decrease in sales of Fusing Agent from $4,668,000 in 1996 to $4,270,000 in 1997 was due to the Company's cash flow problems and inability to ship all orders. Additionally Fusing Agent sales by Interscience PLC, the Company's United Kingdom subsidiary, declined by 10% during fiscal year 1997. The maintenance revenues for 1997 of $6,965,000 will be substantially reduced in the future as a result of the sale in November 1997 of the Xerox maintenance business.

           Cost of sales increased from 61.5% of sales to 81.8% of sales. This increase was caused by two factors: (a) reduced sales of Fusing Agent which have a higher gross profit and lower cost of sales and (b) increased expenses in connection with the Xerox maintenance business, primarily parts cost. As a result of the increase in cost of sales, gross profit decreased from 38.5% to 18.2%.

           Selling and administrative expenses decreased by $1,270,000 from 41.4% to 30.2% as a percentage of sales. This came about as a result of the Company's reorganization program, consolidating and reducing administrative expense. Depreciation and amortization increased from 2.4% of sales to 2.9% of sales. This was the result of a full year's depreciation on some of the assets acquired in 1996. The Company had no research and development expenses in fiscal year 1997.

           The Company also wrote down parts inventory by $8,335,105 and goodwill by $1,191,862. The inventory writedown was made in connection with the lack of working capital to continue the Xerox maintenance business resulting in the sale of the Xerox maintenance business. The goodwill writedown was associated with the Acquisitions made by the Company and the Company's decision to sell the businesses so acquired.

           As a result of these writedowns and losses in fiscal 1997, the Company incurred a loss from operations of $11,213,837 in contrast with a loss of $670,837 in fiscal 1996.

           The Company could receive future tax benefits based on this loss when the inventory that was written off is sold or abandoned. The Company has elected not to record a tax benefit at this time and will not until the Company has proven that it is in a position to take advantage of those tax losses. The Company has provided a 100% valuation allowance since it is more likely that the deferred tax asset will not be realized.


LIQUIDITY AND CAPITAL RESOURCES

           By March 1997, it became evident that the Company was unable to meet its cash needs due to the following:

           1. The burden of the Acquisition debt explained previously in this report.

           2. The legal expenses in connection with six lawsuits then pending against the Company in this report.

           3.     The loss from operations of the Xerox maintenance business.

           4. The Company had negative cash flow from operating activities of $3,031,147 in 1996 and negative cash flow from financing activities of $75,000 in 1997.

           As a result, the Company filed on March 6, 1997 a petition for protection under Chapter 11 of the U.S. Bankruptcy Code. During the period since the bankruptcy filing, the Company has accomplished the following:

           1. Sale of the losing Xerox maintenance business to Anacomp Corporation on November 1, 1997.

           2.     Settlement of all of the major lawsuits.

           3. Settlement with the sellers of LSE for a reduced amount of $760,000 thus eliminating a larger judgment against the Company.

           4.     A compromise agreement with all of its other creditors.

           5. Reduced its loan from Sanwa Bank to $1,000,000 and agreed with the bank on a new three-year payout.

           6. Reduced the monthly equipment and property lease expense from $80,000 per month to less than $10,000 per month.

           7.     Reduced the number of employees from approximately 80 to 12.

           On April 1, 1998, the Bankruptcy Court confirmed the Company's Plan of Reorganization. Pursuant to the Plan, the outstanding common shares will be increased from 2,541,666 to approximately 5,200,000 shares. The Company will issue to creditors approximately 675,000 shares of Common Stock on the basis of one share for every $5.00 of an approved unsecured claim and all pre-bankruptcy unsecured debts would be satisfied. The Company's only remaining obligations would be as follows:

                 1. A three-year loan from Sanwa Bank of approximately $1,000,000 to be amortized over 36 equal installments with interest at prime plus three percent.

                 2. A loan from Horizon Bank of $85,000 to be paid over three years of 36 equal installments.

                 3. An obligation to share the proceeds on the remaining unsold Xerox inventory with the unsecured creditors.

           As part of the Plan, the Company's Series A Cumulative Convertible Preferred Stock and Series B Cumulative Convertible Preferred Stock will be converted into 1,750,000 shares of Common Stock and two year warrants to purchase an additional 500,000 shares of Common Stock at $1.00 per share. All delinquent dividends will be forgiven. An additional 250,000 shares of Common Stock will be issued to management.


BACKLOG

           The Company's total backlog as of September 30, 1997 for Fusing Agent sales was approximately $550,000. The backlog on maintenance contracts are not meaningful because these contracts carry 30 day cancellation clauses.


FUTURE OPERATIONS

           It is expected that the Company in the next fiscal year will derive at least 80% of its revenue from sales of Fusing Agent. The Company believes that it will have sufficient cash flow to fund its operations through at least the next fiscal year.


NEW ACCOUNTING PRONOUNCEMENTS

           Statement of Financial Accounting Standards No. 128, "Earnings per share ("SFAS No. 128") issued by the FASB is effective for fiscal years and interim periods after December 15, 1997. Early adoption is not permitted. SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the entity, similar to fully diluted earnings per share. The Company does not expect adoption of SFAS No. 128 to have a material effect on its financial position or results of operations.

           Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company does not expect adoption of SFAS No. 130 to have a material effect on its financial position or results of operations.

           Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 131 requires that the public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. The Company does not expect adoption of SFAS No. 131 to have an effect on its financial position or results of operations.

           Statement of financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Post-Retirement Benefits" ("SFAS No. 132") issued by the FASB is effective for fiscal years beginning after December 15, 1997. Early adoption is permitted. SFAS No. 132 revises the employers' disclosures about pension and other post-retirement plans. It standardizes the disclosure requirements for pensions and other post-retirement benefits. As the Company does not have a pension or post-retirement plan, SFAS No. 132 does not apply.


ITEM 7.    FINANCIAL STATEMENTS

           The following is a list of financial statements filed herewith:

           Consolidated Balance Sheet as of September 30, 1997

           Consolidated Statements of Operations for the years ended September 30, 1997 and 1996

           Consolidated Statements of Shareholder's Equity (Deficit) for the years ended September 30, 1997 and 1996

           Consolidated Statements of Cash Flows for the years ended September 30, 1997 and 1996

           Notes to Consolidated Financial Statements


ITEM 8.    CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           Effective September 30, 1997, the Company dismissed Hollander, Gilbert & Co. as the Company's independent certified public accountants, and engaged BDO Seidman, LLP as the Company's new independent certified public accountants. Prior to the engagement of BDO Seidman, LLP, neither the Company nor anyone on its behalf consulted with that firm regarding the application of accounting principles to a specified completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's consolidated financial statements.

           None of the reports on the Company's consolidated financial statements for either the two fiscal years ended September 30, 1995 or September 30, 1996 contained an adverse opinion or a disclaimer of opinion, or were modified as to uncertainty, audit scope or accounting principles.

           The decision to change accountants was approved by the Company's Board of Directors.

           During the above mentioned audit engagements, there were no disagreements with Hollander, Gilbert & Co. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Hollander, Gilbert & Co. would have caused Hollander, Gilbert & Co. to make reference to the subject matter of the disagreements in connection with the firm's reports on the Company's consolidated financial statements.

                                    PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
           COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

           As of April 20, 1998, the directors and executive officers of the Company are as follows:

        NAME                  AGE       POSITION
        ----                  ---       --------
Joseph R. Mancuso, Ph.D.      55        Director

George O. Harmon              73        Director

Norman Baker                  56        Director

Robert Pearson                62        Director

Walter Kornbluh               66        President, Chief Executive Officer
                                        and Chairman of the Board

Stephen Crosson               38        Vice President of Operations, Secretary
                                        and Treasurer

           Joseph Mancuso, Ph.D. Dr. Mancuso became a director of the Company in September 1993 following the closing of the Company's initial public offering. Since 1978, Dr. Mancuso has been the publisher of the Entrepreneurial Manager's Newsletter and the principal of both the Center for Entrepreneurial Management, Inc., and the Chief Executive Officers Club. He is director of Globus Growth Group, a venture capital firm.

           George Harmon. Mr. Harmon became a director of the Company in September 1993 following the closing of the Company's initial public offering. From March 1988 to the present, Mr. Harmon has been the Chairman of the Board and the Chief Executive Officer of Harmon Associates, and since March 1987 he has been the Chairman of the Board of Omnidata Corporation. Mr. Harmon is a director of Cirvis Inc.

           Norman Baker. Mr. Baker, a U.K. national, joined the Company in January 1994, as Managing Director of Interscience Computer Corporation-PLC. Mr. Baker has for the past fifteen years been a director and associate of N.B. Direct Mail Ltd., a U.K. domiciled direct marketing, research and mailing operation. Mr. Baker was appointed to the Company's board in March 1995.

           Robert Pearson. Mr. Pearson has been associated with Renaissance Capital since April of 1994. Presently, Mr. Pearson serves as a Senior Vice President, Director of Corporate Finance of Renaissance Capital. He has served as Executive Vice President of the Thomas Group from May 1990 to March 1994. For 25 years, Mr. Pearson held various senior management positions at Texas Instruments, including Vice President of finance from October 1983 to June 1985. Mr. Pearson holds directorships in the following companies: Poore Brothers, Inc. and Tava Technologies.

           Walter Kornbluh. Mr. Kornbluh joined the Company in May 1997. Mr. Kornbluh is a licensed Certified Public Accountant in the States of California and New York. For the past 10 years he has been the President and majority owner of Workout Specialist Inc., a firm that specializes in assisting companies with financial problems. He spent 17 years as President of Marathon Office Supply, Inc., a public company whose stock was listed on the American Stock Exchange.

           Stephen W. Crosson. In March, 1992 Mr. Crosson became the Company's Director of Operations, and in April 1995, Mr. Crosson became Vice President of Operations. Mr. Crosson became Treasurer in April 1998.

DIRECTOR COMPENSATION

           Directors do not receive any annual compensation. However, outside directors receive $1,000 each for each meeting attended and reimbursement for out-of-pocket expenses for attending meetings.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

           Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and certain of its officers, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than 10 percent shareholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file. The Company believes that all forms required to be filed under Section 16(a) were timely filed.


ITEM 10.   EXECUTIVE COMPENSATION.

           The following table sets forth the compensation paid by the Company for its fiscal years ended September 30, 1997, September 30, 1996, and September 30, 1995 to its Chief Executive Officer and all other executive officers (collectively, the "Named Executive Officers") whose total salary and bonus from the Company exceeded $100,000 in the fiscal year ended September 30, 1997:

                                  ANNUAL COMPENSATION(1)
                              -----------------------------
                              FISCAL YEAR                                     ALL
NAME AND                         ENDED                                       OTHER
PRINCIPAL POSITION            SEPTEMBER 30,         SALARY        BONUS    COMPENSATION(2)
------------------            -------------       ---------      -------  ----------------
Frank J. LaChappelle               1997            $141,250         --      $1,412
  Chairman of the Board            1996            $143,750         --      $1,438
  and Chief Executive Officer      1995            $150,000         --      $1,700

--------------------

(1) The compensation described in this table does not include insurance, retirement benefits and other benefits received by the foregoing executive officers which are available generally to all employees of the Company and certain perquisites and other personal benefits received by the foregoing executive officers of the Company, the value of which did not exceed the lesser of $50,000 or 10% of the executive officer's cash compensation in the table.

(2) Represents matching payments made under the 401(k) plan.

    There were no options granted in the fiscal year ending September 30, 1997 and no options were exercised. As part of the Plan, all outstanding options were cancelled in fiscal year 1997.


EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

           All existing employment agreements were cancelled pursuant to the Plan. Pursuant to the Plan, Renaissance Capital Corporation ("RCC") will exchange its preferred stock (Series A and Series B Cumulative Convertible Preferred Stock) into 1,750,000 shares of Common Stock. RCC will also be granted warrants to purchase 500,000 shares of Common Stock at $1.00 per share for a period of two years. During the 1997 fiscal year, Robert Pearson a representative of RCC, became a director.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

           The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of April 20, 1998 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's directors;
(iii) the named Executive Officer; and (iv) executive officers and directors of the Company as a group:


                                                       COMMON STOCK(1)
                                            ---------------------------------
                                                NUMBER OF      PERCENTAGE OF
       NAME AND ADDRESS(2)                       SHARES        OUTSTANDING(3)
       -------------------                  --------------     --------------
Frank J. LaChappelle........(4)                  835,000           16.05

George O. Harmon.............                     20,000             ---

Joseph R. Mancuso.............                     6,500             ---

Robert Pearson..................(5)                  ---             ---

Norman Baker...................                   15,000             ---

Walter Kornbluh................               200,000(6)             3.8

Renaissance Capital Growth &
Income Fund III, Inc...........             2,250,000(7)           39.47
  8080 N. Central Expressway
  Suite 210
  Dallas, Texas 75206

All executive officers and
  directors as a group
  (6 persons).....................               291,500             5.6

--------------------

(1) As used herein, the term beneficial ownership is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power and/or sole or shared investment power subject to community property laws where applicable.

(2) The address of each person is c/o the Company at 5236 Colodny Drive, #100, Agoura Hills, CA 91301.

(3) Based on 5,200,000 shares of Common stock outstanding which, as of April 20, 1998, represents the Company's estimate of shares to be outstanding on the effective date of the Plan.

(4) All shares are held in the LaChappelle Family Trust with respect to which Mr. LaChappelle exercises voting and investment power.

(5) Does not include any shares owned by RCC. Mr. Pearson is an executive officer of RCC.

(6) Consists of shares to be issued pursuant to the Plan.

(7) According to Schedule 13D, dated September 13, 1994, filed with the Commission, RCC is the investment advisor of Renaissance Capital Growth & Income Fund III, Inc. (the "Fund"). As a part of the Plan, the Fund will exchange all of its shares of Preferred Stock for 1,750,000 shares of the Common Stock of the Company and two year warrants to purchase 500,000 shares of Common Stock at $1.00 per share.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           Mr. Frank LaChappelle resigned as an officer and director effective on April 1, 1998. The Company has forgiven a $30,000 note to the Company. Mr. LaChappelle has entered into a consulting agreement with PLC, the Company's former English subsidiary, for a period of one year at a rate of $10,000 per month.

           Pursuant to a Share Sale Agreement dated April 1, 1998 between the Company and Norman Baker, the Company sold to Mr. Baker all of the capital stock of PLC for $10,000. Pursuant to a License Agreement dated April 1, 1998, PLC agreed to pay a royalty to the Company of $10 per case of Fusing Agent sold commencing April 1, 1999.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

 Exhibit
   No.     Description of Exhibit

   1.1     First Amended Disclosure Statement to Accompany
           Debtors First Amended Plan of Reorganization and
           Debtors First Amended Plan of Reorganization

   1.2     Sale to Anacomp Corporation the Company's Xerox
           Business

   1.3     Settlement Agreement and Release of Claims between the
           Company and LSE Partners

   1.4     Share Sale Deed dated April 1, 1998 between the
           Company, Norman Baker and Frank LaChappelle


   1.5     License Agreement dated April 1, 1998 between the
           Company and PLC.

   1.6 Siemens printer contract sale agreement with A.B.O.G. Inc. doing business as Landmark Computer Group dated May 4, 1998.

   1.7 Siemens printer maintenance contract sale agreement with CSI Computer Specialists Inc. dated May 4, 1998.

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

                                     INTERSCIENCE COMPUTER CORPORATION



                                     By /s/ WALTER KORNBLUH
                                        ----------------------------------------
                                        Walter Kornbluh, Chairman of the Board,
                                        President and Chief Executive Officer



           In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                         Capacity                      Date
      ---------                         --------                      ----

/s/ WALTER KORNBLUH                Chairman of the Board,         April 30, 1998
------------------------------     President and Chief
    Walter Kornbluh                Executive Officer



/s/ STEPHEN CROSSON                Vice President of              April 30, 1998
------------------------------     Operations, Secretary and
    Stephen Crosson                Treasurer, and Principal
                                   Financial and Accounting
                                   Officer


/s/ JOSEPH R. MANCUSO              Director                       April 30, 1998
------------------------------
    Joseph R. Mancuso


/s/ GEORGE O. HARMON               Director                       April 30, 1998
------------------------------
    George O. Harmon


/s/ NORMAN BAKER                   Director                       April 30, 1998
------------------------------
    Norman Baker

/s/ ROBERT PEARSON                 Director                       April 30, 1998
------------------------------
    Robert Pearson


                              INTERSCIENCE COMPUTER
                                        CORPORATION
                             (DEBTOR-IN-POSSESSION)


                                               CONSOLIDATED FINANCIAL STATEMENTS
                                                   YEAR ENDED SEPTEMBER 30, 1997

                                               INTERSCIENCE COMPUTER CORPORATION
                                                          (DEBTOR-IN-POSSESSION)

                                                                        CONTENTS
================================================================================

      INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT                       3


      CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated balance sheet
             September 30, 1997                                              4

         Consolidated statement of operations
             Years ended September 30, 1997 and 1996                         5

         Consolidated statement of shareholders' (deficit) equity
             Years ended September 30, 1997 and 1996                         6

         Consolidated statement of cash flows
             Years ended September 30, 1997 and 1996                       7-8


      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          9-19

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT


To the Board of Directors and Shareholders
Interscience Computer Corporation
(Debtor-in-Possession)


We have audited the accompanying consolidated balance sheet of Interscience Computer Corporation and Subsidiaries as of September 30, 1997, and the related consolidated statement of operations, shareholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interscience Computer Corporation and Subsidiaries as of September 30, 1997, and their results of operations, and their cash flows for the year then ended in conformity with generally accepted accounting principles.


                                            /s/ BDO SEIDMAN, LLP
                                            -----------------------------------
                                            BDO Seidman, LLP


Los Angeles, California
March 13, 1998

Except for the last paragraph of
  Note 11, as to which the date is
  April 1, 1998

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
Interscience Computer Corporation
(Debtor-in-Possession)

We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of Interscience Computer Corporation and subsidiaries for the year ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Interscience Computer Corporation and subsidiaries for the year ended September 30, 1996, in conformity with generally accepted accounting principles.

                                   /s/ HOLLANDER, GILBERT & CO.
                                   --------------------------------------
                                   Hollander, Gilbert & Co.

Los Angeles, California
December 20, 1996 (except with respect
to the Company's bankruptcy filing
discussed in Note 1 as to which the
date is March 6, 1997)

================================================================================

September 30,                                                                        1997
-----------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                 $   586,811
    Accounts receivable, net of allowance for doubtful
      accounts of $290,129                                                      1,090,628
    Inventories (Note 3)                                                          868,475
    Due from officers, net of allowance of $104,134 (Note 5)                       30,000
    Prepaid expenses and other receivables, net of allowance of
      $174,326                                                                    197,764
-----------------------------------------------------------------------------------------

Total current assets                                                            2,773,678


PROPERTY AND EQUIPMENT, net of accumulated depreciation
  of $809,015 (Note 4)                                                            300,817

OTHER ASSETS
    Patents, net of accumulated amortization of
      $165,492 (Note 2)                                                           310,376
    Deposits and other                                                             37,281
-----------------------------------------------------------------------------------------

Total other assets                                                                347,657
-----------------------------------------------------------------------------------------

Total assets                                                                  $ 3,422,152
=========================================================================================

                    See accompanying notes to consolidated financial statements.

                                               INTERSCIENCE COMPUTER CORPORATION
                                                          (DEBTOR-IN-POSSESSION)

                                                      CONSOLIDATED BALANCE SHEET

================================================================================


September 30,                                                                         1997
------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES NOT SUBJECT TO COMPROMISE
  Current Liabilities
    Trade accounts payable                                                   $     175,155
    Accrued liabilities                                                            999,359
    Deferred revenues                                                              141,967
------------------------------------------------------------------------------------------

Total current liabilities                                                        1,316,481

Liabilities subject to compromise (Note 11)                                      5,375,889(a)
------------------------------------------------------------------------------------------

Total liabilities                                                                6,692,370

COMMITMENTS AND CONTINGENCIES (Note 2 and 6)

SHAREHOLDERS' DEFICIT (Note 7)
    Preferred stock, no par value; authorized 1,000,000 shares; issued and
      outstanding 40,000 shares                                                  3,590,000
    Common stock, no par value; authorized 10,000,000 shares; issued and
    outstanding 2,541,666 shares                                                 4,241,748
    Accumulated deficit                                                        (11,101,966)
------------------------------------------------------------------------------------------

Total shareholders' deficit                                                     (3,270,218)
------------------------------------------------------------------------------------------

Total liabilities and shareholders' deficit                                  $   3,422,152
==========================================================================================






(a) Liabilities subject to compromise consist of the following:
        Trade accounts payable                                               $   2,246,485
        Long=term debt converted to current                                      3,129,404
==========================================================================================

Total liabilities subject to compromise                                      $   5,375,889
==========================================================================================

                    See accompanying notes to consolidated financial statements.

                                               INTERSCIENCE COMPUTER CORPORATION
                                                          (DEBTOR-IN-POSSESSION)

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

================================================================================

Years ended September 30,                                                     1997             1996
---------------------------------------------------------------------------------------------------
SALES                                                               $   11,235,303   $   11,253,383

COST OF SALES                                                            9,196,857        6,927,149
---------------------------------------------------------------------------------------------------

GROSS PROFIT                                                             2,038,446        4,326,234
---------------------------------------------------------------------------------------------------

OPERATING EXPENSES
    Sales and administrative                                             3,388,689        4,658,929
    Development                                                                  -           67,799
    Depreciation and amortization                                          336,627          270,343
    Write-down of inventory (Note 3)                                     8,335,105                -
    Write-down of goodwill (Note 10)                                     1,191,862                -
---------------------------------------------------------------------------------------------------

Total operating expenses                                                13,252,283        4,997,071
---------------------------------------------------------------------------------------------------

Loss from operations                                                   (11,213,837)        (670,837)
---------------------------------------------------------------------------------------------------

Reorganization items:
    Professional fees                                                      137,644                -

OTHER INCOME (expense)
    Loss contingency (Note 6)                                                    -         (200,000)
    Gain (loss) on asset sale                                                    -          (39,460)
    Interest income                                                            879            5,100
    Interest expense                                                      (158,922)        (227,695)
---------------------------------------------------------------------------------------------------

Total other income (expense)                                              (158,043)        (462,055)
---------------------------------------------------------------------------------------------------

LOSS BEFORE INCOME TAX                                                 (11,509,524)      (1,132,892)

INCOME TAX EXPENSE (BENEFIT) (Note 8)                                       12,610          (81,000)
---------------------------------------------------------------------------------------------------

NET LOSS                                                               (11,522,134)      (1,051,892)

DIVIDENDS ON PREFERRED STOCK                                        $       75,000   $      285,247
====================================================================================================

LOSS APPLICABLE TO COMMON STOCK                                     $  (11,597,134)  $   (1,337,139)
====================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                     2,541,666        2,541,666

====================================================================================================

LOSS PER COMMON SHARE                                               $        (4.56)  $         (.53)
====================================================================================================

                    See accompanying notes to consolidated financial statements.

                                               INTERSCIENCE COMPUTER CORPORATION
                                                          (DEBTOR-IN-POSSESSION)

                        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)


===================================================================================================================================
                                                Preferred Stock                 Common Stock             Retained
                                           ---------------------------   --------------------------
                                               Shares         Amount         Shares         Amount       Earnings        Total
                                                                                                       (Accumulated
                                                                                                          Deficit)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, at October 1, 1995                     36,000    $ 3,200,000      2,541,666    $ 4,241,748      1,832,307   $   9,274,055

Private placement                                4,000        390,000              -              -              -         390,000

Cash dividends paid on preferred stock               -              -              -              -       (285,247)       (285,247)

Net loss                                             -              -              -              -     (1,051,892)     (1,051,892)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, at September 30, 1996                  40,000      3,590,000      2,541,666      4,241,748        495,168       8,326,916

Cash dividends paid on preferred stock               -              -              -              -        (75,000)        (75,000)

Net loss                                             -              -              -              -    (11,522,134)    (11,522,134)
------------------------------------------------------------------------------------------------------------------------------------


BALANCE, at September 30, 1997                  40,000    $ 3,590,000      2,541,666    $ 4,241,748    (11,101,966)  $  (3,270,218)
===================================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                               INTERSCIENCE COMPUTER CORPORATION
                                                          (DEBTOR-IN-POSSESSION)

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Years ended September 30,                                           1997              1996
----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                          $ (11,522,134)     $ (1,051,892)

      Adjustments to reconcile net income (loss) to net
        cash provided by (used in) operating activities:
         Loss from write-down of inventory                        8,335,105                 -
         Loss from write-down of goodwill                         1,191,862                 -
         Depreciation and amortization                              336,627           270,343
         Provision for doubtful accounts                                  -           405,980
         Loss from rescission of asset sale                               -            61,929
         Loss contingency                                                 -           200,000
         Changes in operating assets and liabilities:
         Accounts receivable                                        929,770          (257,239)
         Inventories                                               (208,555)       (2,549,345)
         Prepaid expenses and other receivables                    (137,239)           28,000
         Deposits and other                                          58,991            (3,919)
         Accounts payable and accrued expenses                    1,312,308           143,136
         Deferred revenue                                           (26,425)           24,374
         Income taxes payable and deferred                                -          (302,514)
---------------------------------------------------------------------------------------------

Net cash provided by (used in) operating activities                 270,310        (3,031,147)
---------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in subsidiary                                               -           (27,638)
   Rescission of asset sale                                               -            51,809
   Advance to officer                                                     -           (30,000)
   Investment in equipment contracts receivable                      55,146           487,290
   Sale of assets                                                         -           585,000
   Patent acquisition cost                                                -           (72,849)
   Purchase of property and equipment                                     -           (65,594)
---------------------------------------------------------------------------------------------

Net cash provided by investing activities                            55,146           928,018
---------------------------------------------------------------------------------------------


                                               INTERSCIENCE COMPUTER CORPORATION
                                                          (DEBTOR-IN-POSSESSION)

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Years ended September 30,                                             1997            1996
---------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from bank loans                                               -         3,645,000
   Principal reductions of short-term and long-term
     obligations                                                          -        (3,356,286)
   Proceeds of preferred stock placement                                  -           390,000
   Cash dividend paid on preferred stock                            (75,000)         (285,247)
---------------------------------------------------------------------------------------------

Net cash provided by (used in) financing activities                 (75,000)          393,467
---------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                250,456        (1,709,662)

CASH AND CASH EQUIVALENTS, beginning of period                      336,355         2,046,017
---------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                          $ 586,811      $    336,355
=============================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION

   Interest paid                                                  $ 158,922      $     69,493
=============================================================================================

   Income taxes paid                                              $  12,610      $    212,988
=============================================================================================

                    See accompanying notes to consolidated financial statements.

                                               INTERSCIENCE COMPUTER CORPORATION
                                                          (DEBTOR-IN-POSSESSION)


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

Interscience Computer Corporation (the "Company") was incorporated under the laws of the State of California on October 14, 1983, to be a third party provider of maintenance services for computer hardware and related peripheral equipment. The Company currently provides technical support, training, spare parts resale and maintenance for the Siemens, Xerox and Delphax families of high speed production printers. In 1992, the Company introduced a non-chloroflurocarbon fusing agent, developed by the Company and patented on July 26, 1994, for use with certain high speed laser printers. Soon thereafter, the Company initiated a toner development program. As a result of the Company's development of the Fusing Agent and toner, gross revenues from these items constituted approximately 38% and 31% of Company sales, for the years 1997 and 1996.

PETITION FOR RELIEF UNDER CHAPTER 11

On March 6, 1997, the Company (the "Debtor") filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court in Los Angeles, California. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-possession. These claims are reflected in the September 30, 1997 consolidated balance sheet as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets (Secured Claims) also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured Claims are partially secured primarily by liens on the Debtor's property, equipment and accounts receivable.

                                               INTERSCIENCE COMPUTER CORPORATION
                                                          (DEBTOR-IN-POSSESSION)


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Reorganization Plan (the "Plan") was approved by the Bankruptcy Court on April 1, 1998.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Interscience Computer Corporation and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions have been eliminated. The accompanying consolidated financial statements include the results of operations and cash flows of acquired subsidiaries from their respective dates of acquisition.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Such cash equivalents, at times, may exceed federally insured limits. The Company maintains its accounts with financial institutions with high credit ratings.

                                               INTERSCIENCE COMPUTER CORPORATION
                                                          (DEBTOR-IN-POSSESSION)


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORIES

Inventories consist of consumables held for sale in the normal course of business and replacement parts. Consumables are recorded at the lower of cost or market. Cost is determined on the first-in, first-out method. The Company periodically reviews its inventory and establishes a provision for excess quantities and obsolescence.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. Accounts receivable and accounts payable and liabilities subject to compromise as reflected in the financial statements approximate fair value because of the short-term maturity of these instruments.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed on the straight-line method based upon the estimated useful life of the asset, primarily 5 years.

INTANGIBLES

The costs of patents acquired are amortized on the straight-line method over seven years.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company periodically assesses the recoverability of the carrying amounts of long-lived assets, including intangible assets. A loss is recognized when expected undiscounted future cash flows are less than the carrying amount of the asset. The impairment loss is the difference by which the carrying amount of the asset exceeds its fair value. See Notes 3 and 9.

DEFERRED REVENUE

Service revenue is recognized ratably over the contract period. Deferred service revenue represents billing in advance of the service period.

                                               INTERSCIENCE COMPUTER CORPORATION
                                                          (DEBTOR-IN-POSSESSION)


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FOREIGN CURRENCY TRANSLATION

The financial statements of the Foreign Subsidiary were translated from British Pounds, the functional currency, into U.S. dollars.

Results of operations for the Company's foreign subsidiary are translated using the average exchange rates during the period. Resulting translation adjustments are not material.

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 128, "Earnings per share ("SFAS No. 128") issued by the FASB is effective for fiscal years and interim periods after December 15, 1997. Early adoption is not permitted. SFAS 128 provides for the calculation of basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the entity, similar to fully diluted earnings per share. The Company does not expect adoption of SFAS No. 128 to have a material effect on its financial position or results of operations.

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company does not expect adoption of SFAS No. 130 to have a material effect on its financial position or results of operations.

                                               INTERSCIENCE COMPUTER CORPORATION
                                                          (DEBTOR-IN-POSSESSION)


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 131 requires that the public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. The Company does not expect adoption of SFAS No. 131 to have an effect on its financial position or results of operations.

Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other PostRetirement Benefits" ("SFAS No. 132") issued by the FASB is effective for fiscal years beginning after December 15, 1997. Early adoption is permitted, SFAS No. 132 revises the employers' disclosures about pension and other post-retirement plans. It standardizes the disclosure requirements for pensions and other post-retirement benefits. As the Company does not have a pension or post-retirement plan SFAS No. 132 does not apply.

                                               INTERSCIENCE COMPUTER CORPORATION
                                                          (DEBTOR-IN-POSSESSION)


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

2. DISCLOSURE OF CERTAIN RISKS AND UNCERTAINTIES



PATENT

The Company is the assignee of the entire right, title and interest in and to U.S. Patent No. 5,333,042 (the "Patent") directed to a method for using fusing agent in cold fusion laser printers. The Fusing Agent represents approximately 38% and 31% of the Company's sales for the years ended 1997 and 1996. A loss of this Patent would have a material adverse effect on the business of the Company. On October 16, 1995, the Patent Office issued a notice to the Company that an unnamed party had copied a claim of the Patent for purposes of instituting an Interference Proceedings under 35 U.S.C. 135 to determine priority of invention. The Patent Office notified the Company that an interference was declared, and the Company is unable to estimate when the Patent Office will issue its determination on the Claim. Such proceedings could take several years to resolve and be expensive to defend. The Company believes that it was the first inventor of the inventions claimed in the patent.

SOURCES OF SUPPLY

The Company believes that there are several domestic or foreign companies that can provide the Company with the hydro chloro-flouro carbon ("HCFC") that it expects to need in the future for the manufacture of its fusing agent. The Company has initiated discussions with several suppliers regarding future purchases of HCFC and will decide on who its future supplier will be based on price and other considerations.

                                               INTERSCIENCE COMPUTER CORPORATION
                                                          (DEBTOR-IN-POSSESSION)


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

2. DISCLOSURE OF CERTAIN RISKS AND UNCERTAINTIES (CONTINUED)


CUSTOMER CONCENTRATION

One customer accounted for approximately 15% of total sales in 1996. Two customers accounted for approximately 19% of total sales in 1997.

3. INVENTORIES

Inventories consist of the following at September 30, 1997:


                                                            1997
----------------------------------------------------------------
  Equipment and parts for sale                      $    560,050
  Replacement parts                                      308,425
----------------------------------------------------------------

  Total inventory                                   $    868,475
================================================================

In September 1997, the Company recorded special charges of $8,335,105 to write-off inventory associated with operations which would require additional working capital to continue. The Company has been unable to obtain additional working capital since it is in bankruptcy reorganization. This inventory was primarily related to the Xerox and Delphax maintenance business. The Company intends to sell these operations during the year ending September 30, 1998.

                                               INTERSCIENCE COMPUTER CORPORATION
                                                          (DEBTOR-IN-POSSESSION)


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 1997:


                                                            1997
----------------------------------------------------------------
Furniture and fixtures                               $    64,778
Test and training equipment                            1,005,332
Transportation equipment                                  39,722
----------------------------------------------------------------
                                                       1,109,832


Less accumulated depreciation                            809,015
----------------------------------------------------------------

                                                     $   300,817
================================================================

5. RELATED PARTY TRANSACTION

As of September 30, 1997, the Company had outstanding receivables of $30,000 from its Chief Executive Officer, $85,000 plus accrued interest of $8,634 from its Vice President of Sales and Services, and $10,500 from its former President. During the year ended September 30, 1997, the Company classified $104,134 of these receivables as doubtful accounts.

6. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases its facilities pursuant to various leases.

Minimum annual lease payments required under non-cancelable leases as of September 30, 1997 are as follows:


Year Ending
September 30,                                             Amount
-----------------------------------------------------------------
    1998                                              $   83,124
    1999                                                  58,824
    2000                                                  50,724
    2001                                                  23,500
----------------------------------------------------------------
                                                      $  216,172
================================================================

Total rent expense for the years ended September 30, 1997 and 1996 amounted to $331,035 and $162,005, respectively.

                                               INTERSCIENCE COMPUTER CORPORATION
                                                          (DEBTOR-IN-POSSESSION)


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

6. COMMITMENTS AND CONTINGENCIES (CONTINUED)


TAX-QUALIFIED SAVINGS PLAN

The Company has adopted a tax-qualified savings plan (the "401(k) Plan") which is intended to qualify under Section 401(k) of the Internal Revenue Code. The Company pays the administrative expenses of the 401(k) Plan and currently matches 25% of an employee's contribution, up to 1% of an employee's salary, by making additional contributions to the plan. Generally, an employee becomes eligible for participation in the 401(k) Plan after six months of employment with the Company. Each employee may elect to contribute to the 401(k) Plan, through payroll deductions, up to the statutory limitation. Salary reduction contributions are immediately 100% vested. Company contributions vest 20% after two years of service and 20% each service year thereafter. The Company's matching contributions were $8,105 and $7,815 in 1997 and 1996, respectively.

LEGAL PROCEEDINGS

On August 13, 1996, Thomas Zirnite ("Zirnite") filed an action against the Company for breach of contract and wrongful termination in the Los Angeles County Superior Court, seeking unspecified damages. The Company cross-complained for $1,000,000 of damages and $10,000,000 of punitive damages based on slander. Zirnite alleged that the termination was in retaliation for his refusal to perform accounting procedures that would violate the law and generally accepted accounting procedures. Zirnite made such allegations to the third parties, for which the Company filed the cross-complaint. The Zirnite claims were settled after September 30, 1997 for $50,000 as part of the unsecured creditors.

                                               INTERSCIENCE COMPUTER CORPORATION
                                                          (DEBTOR-IN-POSSESSION)


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

6. COMMITMENTS AND CONTINGENCIES (CONTINUED)


On September 23, 1996, Laura Brennan filed a complaint against the Company and James Mitchelli, Vice President of the Company, for employment discrimination and wrongful termination. Ms. Brennan alleged that she was terminated upon becoming pregnant. The complaint asked for an unspecified amount of actual and punitive damages. The Brennan claims were settled after September 30, 1997 for $60,000 as part of the unsecured creditors.

The Company is a plaintiff in a class action suit against Siemens Nixdorf Printing Systems and NCR Corporation for antitrust violations. As of this date, the class of plaintiffs has not been certified. That case is entitled Mailers Data Services, Inc., et al., v. Siemens Nixdorf Printing Systems, L.P., et al. and is pending in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida and assigned case number 96-7077-CI- 08.

Included in the consolidated statements of operations for the fiscal year ended September 30, 1996 is a one-time pre-tax provision of $200,000 in connection with legal proceedings.

7. SHAREHOLDERS' DEFICIT

All options which had been previously issued and the Company's Incentive Stock Option Plan were terminated during the year ended September 30, 1997.

8. INCOME TAXES

At September 30, 1997, the Company has available net operating loss carryforwards of approximately $9,729,000 for income tax purposes, which expire in varying amounts through 2012.

The net operating loss carryforward generated a deferred tax asset of approximately $3,710,000. The deferred tax asset was not recognized since it is more likely that they will not be realized. Accordingly, a 100% valuation allowance was provided.

                                               INTERSCIENCE COMPUTER CORPORATION
                                                          (DEBTOR-IN-POSSESSION)


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

9. ACQUISITIONS

The Company acquired assets of three companies during the year ended September 30, 1996. The excess of purchase price over the fair value of tangible assets was accounted for as goodwill.

In October 1995, the Company acquired the Page Printer Division ("PPD") of Miltope Business Products, Inc. for approximately $260,000. PPD is a third-party maintenance provider for Delphox and Olympus page printers.

In June 1996, the Company acquired certain Xerox printer maintenance contracts, equipment and spare parts inventory form BancTec, Inc. for a purchase price of $2,050,000 in cash and a promissory note. The Company also hired some of BancTec's field engineers.

In October 1996, the Company acquired substantially all of the assets of Laser Printing Services, Inc. ("LPS"), a Xerox laser printer maintenance provider, for $600,000 in cash and a promissory note.

10. GOODWILL

In September 1997, the Company recorded a write-down of $1,191,862 to write-off the unamortized portion of goodwill associated with the JC Alltime and Laser Support and Engineering lines of business. The Company has been unable to obtain additional working capital to continue these operations since it is in bankruptcy reorganization and intends to discontinue these operations during the year ending September 30, 1998.

                                               INTERSCIENCE COMPUTER CORPORATION
                                                          (DEBTOR-IN-POSSESSION)


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

11.    SUBSEQUENT EVENTS

SALE OF XEROX MAINTENANCE BUSINESS

The Company sold its Xerox maintenance business to Anacomp Corporation, an Indiana corporation as of November 1, 1997. The purchase price was $1,220,000 at closing and an earnout payment based on revenues generated by the Xerox maintenance business to be made in the 13th month following closing. The sale to Anacomp was heard on December 1, 1997 by the bankruptcy court and was approved.

SALE OF FOREIGN OPERATIONS

Effective April 1, 1998, the Company sold all of the capital stock of PLC to its Managing Director for $10,000 and entered into a license agreement with PLC requiring the payment by PLC of a royalty of $10.00 per case of fusing agent sold commencing April 1, 1999.

FILING OF DISCLOSURE STATEMENT AND PLAN OF REORGANIZATION

The Company filed an amended Disclosure Statement and Plan of Reorganization on January 5, 1998. On January 9, 1998 a hearing was held on the adequacy of the Disclosure Statement and the statement was approved to be mailed to creditors.

Under the Plan, creditors will be treated as follows:

1. Administrative expenses will be paid in cash shortly after confirmation.

2. Tax liabilities will be paid over a six-year period in equal quarterly payments.

3. Sanwa Bank has already received $1,000,000 and the balance of the loan will be paid over three years at prime interest plus 3%.

4. Horizon Bank will be paid in 36 equal installments of principal and interest.

5. All vendors under $500 will be paid in full at closing.

                                               INTERSCIENCE COMPUTER CORPORATION
                                                          (DEBTOR-IN-POSSESSION)


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


11. SUBSEQUENT EVENTS (CONTINUED)

6. All unsecured creditors will receive 25% of their approved debt shortly after closing plus one (1) share of stock for every five dollars ($5.00) of approved debt. There is a possibility of an additional payment based on future sales of Xerox parts.

7. The preferred shareholders have agreed to accept 1,750,000 shares of common stock with two year warrants to purchase an additional 500,000 shares of common stock at $1.00 per share. All delinquent dividends will be forgiven.

8. Original shareholders will retain their shares. They will be diluted by issuance of common stock to the preferred shareholders and unsecured creditors.

9. An additional 250,000 shares of common stock will be issued to management.

The above Plan was approved by the unsecured creditors' committee Sanwa Bank and Horizon Bank. To date there have been no objections to the Plan. The effect of this reorganization will be shown in the Company's September 30, 1998 financial statement and will include a forgiveness of indebtedness by the unsecured creditors as well as expenses for all the costs of bankruptcy from October 1, 1997.

The Plan was approved by the Bankruptcy Court on April 1, 1998.