Form 10QSB
period 1997-12-31
INTERSCIENCE COMPUTER CORP /CA/
filed 1998-06-10
CIK 907686

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                 --------------

                                   FORM 10-QSB

                                 --------------

    [x]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

                         Commission file number 1-12312

                        INTERSCIENCE COMPUTER CORPORATION
                 (Name of small business issuer in its charter)


            CALIFORNIA                                 95-3880130
    (State of incorporation)                (I.R.S. Employer Identification No)

          5236 COLODNY DRIVE, SUITE 100, AGOURA HILLS, CALIFORNIA 91301
                    (Address of principal executive offices)


                    Issuer's telephone number: (818) 707-2000



           Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES     [X]     NO     [ ]


Number of shares outstanding of each of the issuer's classes of common stock, as of May 10, 1998: 2,541,666 shares of common stock, no par value.

                 Transitional Small Business Disclosure Format:

                           YES     [ ]     NO     [X]


--------------------------------------------------------------------------------

                        INTERSCIENCE COMPUTER CORPORATION


                                      INDEX


                                                                              PAGE
                                                                              ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 1997                  3
     and September 30, 1997

Condensed Consolidated Statement of Operations for the Three
   Months Ended December 31, 1997 and 1996                                     5

Condensed Consolidated Statement of Cash Flows for the Three
   Months Ended December 31, 1997 and 1996                                     6

Note to the Condensed Financial Statements                                     7

Item 2. Management's Discussion and Analysis and Plan of Operation             8

PART II - OTHER INFORMATION                                                   11

                                     PART 1
                              FINANCIAL INFORMATION

Item 1. Financial Statements.

               INTERSCIENCE COMPUTER CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                          ASSETS                                    December 31,        September 30,
                                                                       1997                 1997
CURRENT ASSETS
   Cash and cash equivalents                                         $  501,709          $  586,811
   Accounts receivable, net of allowance for
     doubtful accounts                                                  703,644           1,090,628
   Inventories                                                          413,421             868,475
   Due from officers, net of allowance of $104,134                       30,000              30,000
   Prepaid expenses and other receivables, net of allowance             160,814             197,764
------------------------------------------------------------------------------------------------------
Total current assets                                                  1,809,588           2,773,678

Property and Equipment, net of accumulated depreciation                 182,787             300,817

OTHER ASSETS
   Patents, net of accumulated amortization                             293,380             310,376
   Deposits and other                                                    47,212              37,281
------------------------------------------------------------------------------------------------------
Total other assets                                                      340,592             347,657
------------------------------------------------------------------------------------------------------
Total assets                                                         $2,332,967          $3,422,152
------------------------------------------------------------------------------------------------------



      See accompanying note to Condensed Consolidated Financial Statements

               INTERSCIENCE COMPUTER CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                                           December 31,           September 30,
LIABILITIES NOT SUBJECT TO COMPROMISE                                         1997                   1997
Current Liabilities
   Trade accounts payable                                                 $    238,465           $    175,155
   Accrued liabilities                                                         688,608                999,359
   Deferred revenues                                                            30,000                141,967
--------------------------------------------------------------------------------------------------------------
Total current liabilities                                                      957,073              1,316,481

Liabilities subject to compromise (a)                                        4,317,118              5,375,889
--------------------------------------------------------------------------------------------------------------

Total liabilities                                                            5,274,191              6,692,370
--------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' DEFICIT
  Preferred stock, no par value; authorized 1,000,000 shares;
     issued and outstanding 40,000 shares                                    3,590,000              3,590,000
   Common stock, no par value; authorized 10,000,000 shares;
     issued and outstanding 2,541,666 shares                                 4,241,748              4,241,748
   Accumulated deficit                                                     (10,772,972)           (11,101,966)
--------------------------------------------------------------------------------------------------------------
Total shareholders' deficit                                                 (2,941,224)            (3,270,218)
--------------------------------------------------------------------------------------------------------------

Total liabilities and shareholders' deficit                               $  2,332,967           $  3,422,152
--------------------------------------------------------------------------------------------------------------

(a)  Liabilities subject to compromise consist of the following:
          Trade accounts payable                                          $  2,246,485           $  2,246,485
          Long-term debt converted to current                                2,070,633              3,129,404
--------------------------------------------------------------------------------------------------------------
Total liabilities subject to compromise                                   $  4,317,118           $  5,375,889
--------------------------------------------------------------------------------------------------------------



      See accompanying note to Condensed Consolidated Financial Statements

               INTERSCIENCE COMPUTER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                             THREE MONTHS ENDED
                                                               December 31,
                                                        1997                  1996
                                                     -----------           -----------
SALES                                                $ 1,686,397           $ 3,171,207

COST OF SALES                                          1,406,436             2,253,311
--------------------------------------------------------------------------------------

GROSS PROFIT                                             279,961               917,896
--------------------------------------------------------------------------------------

OPERATING EXPENSES
     Sales and administrative                            636,294               957,799
     Development                                           2,423                 4,233
     Depreciation and amortization                        31,584                62,018
--------------------------------------------------------------------------------------
Total operating expenses                                 670,301             1,024,050
--------------------------------------------------------------------------------------

Loss from operations                                    (390,340)             (106,154)
--------------------------------------------------------------------------------------

OTHER INCOME (expense)
     Gain (loss) on asset sale                           666,263
     Gain (loss) on legal settlement                     118,038
     Interest income                                      11,479
     Interest expense                                    (30,155)              (51,363)
--------------------------------------------------------------------------------------
Total other income (expense)                             765,625               (51,363)

INCOME (LOSS) BEFORE INCOME TAX                          375,285              (157,517)

INCOME TAX EXPENSE (BENEFIT)                                                   (74,942)
--------------------------------------------------------------------------------------

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM              375,285               (82,575)

EXTRAORDINARY ITEM                                       (77,944)
--------------------------------------------------------------------------------------

NET INCOME (LOSS)                                    $   297,341              ($82,575)
--------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING                                        2,541,666             2,541,666
--------------------------------------------------------------------------------------

INCOME (LOSS) PER COMMON SHARE                       $      0.12                ($0.03)
--------------------------------------------------------------------------------------



      See accompanying note to Condensed Consolidated Financial Statements

               INTERSCIENCE COMPUTER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                             THREE MONTHS ENDED
                                                                                December 31,
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                         1997                  1996
                                                                     -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                 $   297,341           $   (82,575)
     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                                   31,584                61,071
     Changes in operating assets and liabilities:
          Accounts receivable                                            386,984              (149,993)
          Inventories                                                    486,707                 7,207
          Prepaid expenses and other receivables                          36,950               (26,196)
          Deposits and other                                              (9,931)              (22,398)
          Accounts payable and accrued expenses                          (81,773)              444,140
          Deferred revenue                                              (111,966)               13,955
          Income taxes payable and deferred                             (189,370)             (152,803)
--------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                      846,526                92,408
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in subsidiary                                                                   24,165
     Sale of assets                                                      103,442
     Purchase of property and equipment                                                        (57,872)
--------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                      103,442               (33,707)
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from bank loans                                                                  346,435
     Principal reductions of short-term and long-term
          obligations                                                 (1,035,070)             (375,404)
     Cash dividend paid on preferred stock                                                     (75,000)
--------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                   (1,035,070)             (103,969)
--------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (85,102)              (45,268)

CASH AND CASH EQUIVALENTS, beginning of period                           586,811               336,355
--------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of period                                 501,709               291,087
--------------------------------------------------------------------------------------------------------

                INTERSCIENCE COMPUTER CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1.    Introduction

           The accompanying condensed consolidated financial statements of Interscience Computer Corporation (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's latest Annual Report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 1997, and the statements of its operations and its cash flows for the three month periods ended December 31, 1997 and 1996 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year.

           The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

FORWARD-LOOKING STATEMENTS

           In addition to historical information, this Quarterly Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis and Plan of Operation." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Interscience Computer Corporation undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997, the Quarterly Reports on Form 10-QSB to be filed by the Company and any Current Reports on Form 8-K by the Company.


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

           On March 6, 1997, the Company filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The bankruptcy filing was caused by several factors. The Company had made four acquisitions, and the cash flow of the Company was not sufficient to pay the operating expenses and the substantial debts assumed as part of the acquisitions. In addition, the Company was incurring substantial legal expense from six lawsuits which were then pending against the Company.

           The significant events which occurred during this quarter are as follows:

           (1) The Company and its wholly owned subsidiary Laser Support & Engineering, Inc. ("LSE") sold its Xerox maintenance business to Anacomp Corporation for $1,220,000 plus a possible earn-out based on the first years revenue.
           (2) The Company was able to compromise a debt to the former owners of LSE at a savings of $118,000.
           (3) After the sale of the LSE Xerox business, all proceeds were distributed to the Internal Revenue Service and the subsidiary's stock was abandoned.

            The Company was not able to operate the Xerox maintenance business on a profitable basis and it was sold effective November 1, 1997 with the approval of the Bankruptcy Court. As of the quarter ended December 31, 1997, the Company had no Xerox equipment under maintenance service contracts. The majority of the Company's revenues are now generated from the sale of consumable products used by high speed production printers. The Company's principal product is a liquid fusing agent (the "Fusing Agent") used by the Model 2200 Siemens Printer. The Company currently sells the Fusing Agent directly to end user clients who operate the printers. The Company also sells the Fusing Agent to distributors of the product including NCR Corporation, OCE Printing Systems, Inc. and The Bradshaw Group. During the quarter sales of the Fusing Agent constituted approximately 62% of the Company's total revenue.

           On April 1, 1998 a hearing was held in the Bankruptcy Court to consider confirmation of the Company's First Amended Plan of Reorganization (the "Plan"). After considering the evidence, the Bankruptcy Court ruled that the Plan should be and was in fact confirmed on April 20, 1998. As a result, the company is revested with all of its assets. The Plan terms control all claims and equity interests which existed as of March 6, 1997, the date when the Company filed its Chapter 11 reorganization case. The Company can now conduct business as usual without the requirement of obtaining Bankruptcy Court approval. Initial distributions to creditors, as required under the Plan, are expected to be completed by the end of June, 1998. There are several claims which will be the subject of claims objections. Once those objections are resolved, the Company will seek a final decree from the Bankruptcy Court closing the case.

RESULTS OF OPERATIONS

           Fiscal Quarter Ended December 31, 1996 and December 31, 1997.

           Sales for the current quarter decreased by $1,485,000 or 47% compared to sales for the fiscal quarter ended December 31, 1996. The decrease was attributed to the sale of the Xerox maintenance base as of November 1, 1997. During the current quarter, maintenance revenues decreased by $1,413,000 or 75% from the fiscal quarter ended December 31, 1996. This decrease includes a reduction in maintenance revenue from LSE of $429,000 or 86%. As a result of the sale of the Xerox maintenance business, the Board of Directors of LSE voted that LSE cease doing business effective December 14, 1997. Other revenues from equipment sales, repairs and refurbishments and parts sales also decreased for the current quarter by $141,000 compared with the quarter ended December 31, 1996. The current quarter sales of fusing agent increased by $69,000 or 7% over sales of Fusing Agent from the comparable period last year. Sales of fusing agent as a percentage of total revenue increased from 31% to 62% for the three month period ending December 31, 1996 and 1997.

           Cost of sales decreased by $847,000 or 38% during the current fiscal quarter again as a result of the sale of the Xerox maintenance service business. At the same time cost of sales as a percentage of sales increased from 71% to 83% for the comparable three month periods. This increase in cost of sales was due to the final charges associated with the sale of the Xerox business and related employee expenses. During the current quarter the Company reduced the number of employees from 49 as of October 1, 1997 to 20 as of December 31, 1997. The reduction consisted of employees whose jobs were related to the Xerox maintenance business and included all employees of LSE.

           Selling and administrative expenses decreased by $321,000 but increased from 30% to 38% as a percentage of sales. This came about as a result of the Company's reorganization program, consolidating and reducing administrative expense. Depreciation and amortization decreased from 2.0% to 1.9% of sales. This was a result of certain assets relating to the Xerox maintenance business being liquidated and written off during the period. The Company had $2,400 in research and development expense for the current quarter relating to the final phase of the Delphax toner development. Some revenue from sales of this toner should be realized during the latter part of the current fiscal year.

           Net interest expense decreased by $32,687 from 1.6% to 1.1% as a percentage of sales. This came about as a result of the reduction in principal balances for notes payable to Sanwa Bank and Horizon Bank. During the current quarter the principal balances for notes payable were reduced by approximately $1,108,000, through monthly payments and a one time payment of $1,000,000 from the proceeds of the Xerox maintenance business sale.

           The extraordinary loss of $77,944 was the loss on abandonment of LSE as previously described.

LIQUIDITY AND CAPITAL RESOURCES

           On March 6, 1997 the Company filed a petition for protection under Chapter 11 of the U.S. Bankruptcy Code. During the current quarter the Company has accomplished the following while operating under Chapter 11:

           1. Sale of the losing Xerox maintenance business to Anacomp Corporation on November 1, 1997. The purchase price was $1,220,000 at closing and an earnout payment based on revenues generated by the Xerox maintenance business to be made in the 13th month following closing. On December 1, 1997, the sale was approved by the bankruptcy court. As a result of the sale a $1,000,000 principal payment was made to Sanwa Bank reducing the note payable to Sanwa to approximately $1,000,000. In addition a $188,000 payment was made to the Internal Revenue Service as payment in full for the federal tax liability for LSE. The amount of the payment represents LSE's portion of the Xerox business sale to Anacomp. Subsequently during the quarter, the Board of Directors of LSE voted that LSE cease doing business as of December 14, 1997.

           2. Settlement with the sellers of LSE for a reduced amount of $760,000 thus eliminating a larger judgment against the Company. As a result of the settlement, the sellers of LSE were paid in full for the settlement amount and the Company realized a gain from the settlement of approximately $118,000. The need for a bond to support the judgment against the Company on behalf of the LSE sellers was also negated and the Company saved approximately $15,000 in fees for the current fiscal year.

           Cash and cash equivalents increased by $210,622 from $291,087 to $501,709 for the current quarter. The Company has been operating on a positive cash basis since filing for protection under Chapter 11 of the U.S. Bankruptcy Code. Rent lease expense has been reduced from $80,000 per month in fiscal year 1997 to a current rate of $8,000 per month. The Company has continued to reduce expenses during the reorganization and the full effect of the reduced expenses should be realized during the end of the current fiscal year. The number of employees have been reduced from 85 prior to the filing of bankruptcy to 10 as of April 1, 1998.

                                     PART II

                                OTHER INFORMATION


Item 3.    Exhibits and Reports on Form 8-K

           (a) Exhibit 27 - Financial Data Schedule


           (b) Form 8-K Filed December 17, 1997, Announcement of Sale of Xerox Maintenance Business to Anacomp.


                                    SIGNATURE

           Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         INTERSCIENCE COMPUTER CORPORATION


Date:      May 19, 1998                  /s/ Walter Kornbluh
                                         -------------------
                                         Walter Kornbluh, Chairman of the Board,
                                         President and Chief Executive Officer


                                         /s/ Stephen Crosson
                                         --------------------
                                         Stephen Crosson, Vice President of
                                         Operations and Chief Accounting Officer