Form 10QSB
period 1998-03-31
INTERSCIENCE COMPUTER CORP /CA/
filed 1998-06-10
CIK 907686

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                 --------------

                                   FORM 10-QSB
                                   ----------

    [x]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                           YES     [X]     NO     [ ]


Number of shares outstanding of each of the issuer's classes of common stock, as of May 22, 1998: 2,541,666 shares of common stock, no par value.

                 Transitional Small Business Disclosure Format:

                           YES     [ ]     NO     [X]

--------------------------------------------------------------------------------

                        INTERSCIENCE COMPUTER CORPORATION


                                      INDEX


                                                                              PAGE
                                                                              ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 1998                     3
     and September 30, 1997

Condensed Consolidated Statement of Operations for the Three
   Months Ended March 31, 1998 and 1997                                        5

Condensed Consolidated Statement of Operations for the Six
   Months Ended March 31, 1998 and 1997                                        6

Condensed Consolidated Statement of Cash Flows for the Six
   Months Ended March 31, 1998 and 1997                                        7

Note to the Condensed Financial Statements                                     8

Item 2. Management's Discussion and Analysis and Plan of Operation             9

PART II - OTHER INFORMATION                                                   12

                                     PART 1
                              FINANCIAL INFORMATION

Item 1. Financial Statements.

               INTERSCIENCE COMPUTER CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                         ASSETS                                       March 31,         September 30,
                                                                        1998                1997
CURRENT ASSETS
   Cash and cash equivalents                                         $  884,242          $  586,811
   Accounts receivable, net of allowance for
     doubtful accounts                                                  445,558           1,090,628
   Inventories                                                          376,116             868,475
   Due from officers, net of allowance of $104,134                       30,000              30,000
   Prepaid expenses and other receivables, net of allowance             125,508             197,764
------------------------------------------------------------------------------------------------------
Total current assets                                                  1,861,424           2,773,678

Property and Equipment, net of accumulated depreciation                 168,446             300,817

OTHER ASSETS
   Patents, net of accumulated amortization                             276,385             310,376
   Deposits and other                                                    47,212              37,281
------------------------------------------------------------------------------------------------------
Total other assets                                                      323,597             347,657
------------------------------------------------------------------------------------------------------
Total assets                                                         $2,353,467          $3,422,152
------------------------------------------------------------------------------------------------------



      See accompanying note to Condensed Consolidated Financial Statements

               INTERSCIENCE COMPUTER CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                                           March 31,             September 30,
LIABILITIES NOT SUBJECT TO COMPROMISE                                        1998                   1997
Current Liabilities
   Trade accounts payable                                                 $    464,546           $    175,155
   Accrued liabilities                                                         530,882                999,359
   Deferred revenues                                                            30,000                141,967
--------------------------------------------------------------------------------------------------------------
Total current liabilities                                                    1,025,428              1,316,481

Liabilities subject to compromise (a)                                        4,160,245              5,375,889
--------------------------------------------------------------------------------------------------------------

Total liabilities                                                            5,185,673              6,692,370
--------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' DEFICIT
  Preferred stock, no par value; authorized 1,000,000 shares;
     issued and outstanding 40,000 shares                                    3,590,000              3,590,000
   Common stock, no par value; authorized 10,000,000 shares;
     issued and outstanding 2,541,666 shares                                 4,241,748              4,241,748
   Accumulated deficit                                                     (10,663,954)           (11,101,966)
--------------------------------------------------------------------------------------------------------------

Total shareholders' deficit                                                 (2,832,206)            (3,270,218)
--------------------------------------------------------------------------------------------------------------

Total liabilities and shareholders' deficit                               $  2,353,467           $  3,422,152



(a)  Liabilities subject to compromise consist of the following:
          Trade accounts payable                                          $  2,246,485           $  2,246,485
          Long-term debt converted to current                                1,913,760              3,129,404
--------------------------------------------------------------------------------------------------------------
Total liabilities subject to compromise                                   $  4,160,245           $  5,375,889
--------------------------------------------------------------------------------------------------------------



      See accompanying note to Condensed Consolidated Financial Statements

               INTERSCIENCE COMPUTER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                            THREE MONTHS ENDED
                                                                 March 31,

                                                        1998                  1997
                                                     -----------           -----------
SALES                                                $ 1,312,537           $ 3,260,136

COST OF SALES                                            769,532             2,516,531
--------------------------------------------------------------------------------------

GROSS PROFIT                                             543,005               743,605
--------------------------------------------------------------------------------------

OPERATING EXPENSES
     Sales and administrative                            377,520             1,229,157
     Development                                             808                 3,262
     Depreciation and amortization                        31,336                35,348
--------------------------------------------------------------------------------------
Total operating expenses                                 409,664             1,267,767
--------------------------------------------------------------------------------------

Operating income (loss)                                  133,341              (524,162)
--------------------------------------------------------------------------------------

OTHER INCOME (expense)
     Gain (loss) on asset sale
     Gain (loss) on legal settlement
     Interest income                                       1,349
     Interest expense                                    (25,672)              (16,361)
--------------------------------------------------------------------------------------
Total other income (expense)                             (24,323)              (16,361)

INCOME (LOSS) BEFORE INCOME TAX                          109,018              (540,523)

INCOME TAX EXPENSE (BENEFIT)                                                   149,382
--------------------------------------------------------------------------------------

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM              109,018              (689,905)
EXTRAORDINARY ITEM
--------------------------------------------------------------------------------------

NET INCOME (LOSS)                                    $   109,018           ($  689,905)
--------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING                                        2,541,666             2,541,666
--------------------------------------------------------------------------------------

INCOME (LOSS) PER COMMON SHARE                       $      0.04           ($     0.27)
--------------------------------------------------------------------------------------



      See accompanying note to Condensed Consolidated Financial Statements

               INTERSCIENCE COMPUTER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                             SIX MONTHS ENDED
                                                                 March 31,
                                                         1998                  1997
                                                     -----------           -----------
SALES                                                $ 2,998,934           $ 6,431,546

COST OF SALES                                          2,175,968             4,769,841
--------------------------------------------------------------------------------------

GROSS PROFIT                                             822,966             1,661,705
--------------------------------------------------------------------------------------

OPERATING EXPENSES
     Sales and administrative                          1,013,814             2,186,956
     Development                                           3,230                 7,496
     Depreciation and amortization                        62,920                97,366
--------------------------------------------------------------------------------------
Total operating expenses                               1,079,964             2,291,818
--------------------------------------------------------------------------------------

Income (loss) from operations                           (256,998)             (630,113)
--------------------------------------------------------------------------------------

OTHER INCOME (expense)
     Gain (loss) on asset sale                           666,263
     Gain (loss) on legal settlement                     118,038
     Interest income                                      12,828
     Interest expense                                    (55,828)              (67,724)
--------------------------------------------------------------------------------------
Total other income (expense)                             741,301               (67,724)

INCOME (LOSS) BEFORE INCOME TAX                          484,303              (697,837)

INCOME TAX EXPENSE (BENEFIT)                                                     5,667
--------------------------------------------------------------------------------------

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM              484,303              (703,504)

EXTRAORDINARY ITEM                                       (77,944)
--------------------------------------------------------------------------------------

NET INCOME (LOSS)                                    $   406,359           ($  703,504)
--------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES               2,541,666             2,541,666
    OUTSTANDING
--------------------------------------------------------------------------------------

INCOME (LOSS) PER COMMON SHARE                       $      0.16           ($     0.28)
--------------------------------------------------------------------------------------



      See accompanying note to Condensed Consolidated Financial Statements

               INTERSCIENCE COMPUTER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                             SIX MONTHS ENDED
                                                                                 March 31,
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                         1998                  1997
                                                                     -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                 $   406,359           ($  703,504)
     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                                   62,920                97,366
     Changes in operating assets and liabilities:
          Accounts receivable                                            645,070               158,504
          Inventories                                                    524,012               111,915
          Prepaid expenses and other receivables                          72,256                55,841
          Deposits and other                                              (9,931)               (9,789)
          Accounts payable and accrued expenses                          (64,289)            1,044,003
          Deferred revenue                                              (111,966)               25,516
          Income taxes payable and deferred                             (189,370)             (104,723)
-------------------------------------------------------------------------------------------------------

Net cash provided by (used in) operating activities                    1,335,061               675,129
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in subsidiary                                                                 (189,289)
     Sale of assets                                                      103,442               (57,872)
     Investment in equipment contracts receivable                                               55,146
-------------------------------------------------------------------------------------------------------

Net cash provided by (used in) investing activities                      103,442              (192,015)
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from bank loans                                                                  346,435
     Principal reductions of short-term and long-term
          obligations                                                 (1,141,072)             (485,339)
     Cash dividend paid on preferred stock                                                     (75,000)
-------------------------------------------------------------------------------------------------------

Net cash provided by (used in) financing activities                   (1,141,072)             (213,904)
-------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     297,431               269,210

CASH AND CASH EQUIVALENTS, beginning of period                           586,811               336,355
-------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                 884,242               605,565
-------------------------------------------------------------------------------------------------------



      See accompanying note to Condensed Consolidated Financial Statements

                INTERSCIENCE COMPUTER CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 1.    Introduction

           The accompanying condensed consolidated financial statements of Interscience Computer Corporation (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's latest Annual Report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1998, and the statements of its operations and its cash flows for the three month periods ended March 31, 1998 and 1997 and the six month periods ended March 31, 1998 and 1997 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year.

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

           The significant events which occurred during this quarter are as follows:

           (1) In the month of January 1998, the Company closed its warehouse facility in Carlstadt New Jersey. After the sale of the Xerox maintenance business in November of 1997, the need for a parts distribution center for the northeastern portion of the United States did not exist. The savings from closing the 9,000 square foot facility, including reducing the warehouse staff, is approximately $20,000 per month.
           (2) Also during the month of January 1998, the Company moved its Southern California warehouse facility from Anaheim to Los Angeles increasing the warehouse size to accommodate parts and equipment coming from the east coast while lowering the monthly lease payment by $3,000.

           (3) During the month of March 1998 the Company closed its repair and refurbishment facility in Fairfax Virginia moving all of the contents back to the new Los Angeles warehouse. By closing this facility, the Company will save $10,000 per month in rent and related costs.

           The majority of the Company's revenues are now generated from the sale of consumable products used by high speed production printers. The Company's principal product is a liquid fusing agent (the "Fusing Agent") used by the Model 2200 Siemens Printer. The Company currently sells the Fusing Agent directly to end user clients who operate the printers. The Company also sells the Fusing Agent to distributors of the product including NCR Corporation, OCE Printing Systems, Inc. and The Bradshaw Group. During the current quarter, sales of the Fusing Agent constituted approximately 88% of the Company's total revenue.

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

RESULTS OF OPERATIONS

           Fiscal Quarter Ended March 31, 1998 and March 31, 1997.

           Sales for the current quarter decreased by $1,948,000 or 60% compared to sales for the fiscal quarter ended March 31, 1997. The decrease is attributed to the sale of the Xerox maintenance base as of November 1, 1997. During the current quarter, maintenance revenues decreased to approximately $109,000 representing only 8% of the total revenue for the current quarter. The low percentage of maintenance revenue is a result of the sale of the Xerox maintenance business and reductions in the areas of service provided by the Company. Current service revenue is generated by a small base of Siemens laser printers under contract in Southern California and the Maryland and Virginia area.

           Cost of sales decreased by $1,747,000 or 69% during the current fiscal quarter again as a result of the sale of the Xerox maintenance service business and reductions in service areas covered by the Company. Cost of sales as a percentage of sales decreased from 77% to 59% for the comparable three month periods. This decrease in cost of sales is attributed to the greater gross profit margin from sales of consumables which now generate the majority of the revenue. During the current quarter the Company reduced the number of employee's from 20 as of December 31, 1997 to 10 as of March 31, 1998. The reduction consisted of employees whose jobs were related to the maintenance business and included 3 warehouse staff from the east coast operations that were closed.

           Selling and administrative expenses decreased by approximately $852,000 and decreased from 38% to 29% as a percentage of sales. This came about as a result of the Company's reorganization program involving consolidating and reducing administrative expense.

           Net interest expense increased by $7,962 from 0.5% to 1.9% as a percentage of sales. The increase in the current quarter interest expense is due to the fact that the revolving credit portion of the lending agreement with Sanwa Bank did not have an interest payment associated with it during the comparable quarter last year.

           The Six Month Periods Ended March 31, 1998 and March 31, 1997.

           Sales for the current six month period decreased by $3,433,000 or 53% from the comparable six month period in 1997. The decrease was the result of the sale of the Xerox business and reductions in the remaining service areas covered by the Company. Maintenance revenue for the current six month period of $506,000 was a decrease of $3,153,000 from the prior six month period. Revenues realized from the sale of Fusing Agent constituted 73% of sales for the current six month period and only 31% of sales for the prior period. Fusing Agent sales increased by $202,000 or 10% over the prior period as a result of a positive cash flow during the current period.

           Cost of sales decreased by $2,594,000 or 54% for the current six month period again a result of a reduction in the maintenance division. Cost of sales as a percentage of sales decreased from 74% to 73% for the current six month period. The decline was impacted by final charges during the first quarter relating to the sale of the Xerox business.

           Selling and administrative expenses decreased by $1,173,000 or 54% from the prior period. Selling and administrative expense of 34% as percentage of sales remained unchanged for both periods. The Company will continue is its consolidation and expense reduction program during the remainder of the current fiscal year with the objective to further reduce these expenses.

           Net interest expense decreased by $24,700 or 37% for the current period as a result of the principal balance of the notes payable being reduced by over $1,200,000 during the current six month period.

LIQUIDITY AND CAPITAL RESOURCES

           Cash and cash equivalents increased by $278,677 from $605,565 to $884,242 for the current quarter. The Company has been operating on a positive cash basis since filing for protection under Chapter 11 of the U.S. Bankruptcy Code. Rent lease expense has been reduced from $80,000 per month in fiscal year 1997 to a current rate of $8,000 per month. The Company has continued to reduce expenses during the reorganization and the full effect of the reduced expenses should be realized during the end of the current fiscal year. The number of employees have been reduced from 85 prior to the filing of bankruptcy to 9 as of May 1, 1998.

           The Company now has sufficient funds to complete its reorganization plan. Payments to all creditors should be completed by June 30, 1998. The Company's cash reserves will be depleted by these payments. It is expected that cash flow from operations will be sufficient to meet all remaining debt obligations and to rebuild the Company's cash reserves.

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


                                         INTERSCIENCE COMPUTER CORPORATION


Date:      May 28, 1998                  /s/ Walter Kornbluh
                                         -------------------
                                         Walter Kornbluh, Chairman of the Board,
                                         President and Chief Executive Officer


                                         /s/ Stephen Crosson
                                         -------------------
                                         Stephen Crosson, Vice President of
                                         Operations and Chief Accounting Officer