Form 10QSB
period 1998-06-30
INTERSCIENCE COMPUTER CORP /CA/
filed 1998-08-10
CIK 907686

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

                  For the quarterly period ended June 30, 1998

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

                                 YES [X] NO [ ]


Number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1998: 3,402,156 shares of common stock, no par value.

                 Transitional Small Business Disclosure Format:

                                 YES [ ] NO [X]



--------------------------------------------------------------------------------

                        INTERSCIENCE COMPUTER CORPORATION

                                      INDEX


                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION


Item 1. Financial Statements


Condensed Consolidated Balance Sheets as of June 30, 1998                    3
     and September 30, 1997

Condensed Consolidated Statement of Operations for the Three
   Months Ended June 30, 1998 and 1997                                       5


Condensed Consolidated Statement of Operations for the Nine
   Months Ended June 30, 1998 and 1997                                       6


Condensed Consolidated Statement of Cash Flows for the Nine
   Months Ended June 30, 1998 and 1997                                       7


Notes to the Condensed Financial Statements                                  8


Item 2. Management's Discussion and Analysis and Plan of Operation          10


PART II - OTHER INFORMATION                                                 14

                                     PART 1
                             FINANCIAL INFORMATION

Item 1. Financial Statements

               INTERSCIENCE COMPUTER CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                  (Unaudited)

                                 ASSETS                                               June 30,              September 30,
                                                                                        1998                    1997
                                                                                     ----------              ----------
CURRENT ASSETS
   Cash and cash equivalents                                                           $591,343                $586,811
   Accounts receivable, net of allowance for doubtful accounts                          238,922               1,090,628
   Accounts receivable IRS refund (Note 2)                                              706,686                       -
   Inventories (Note 3)                                                                 191,421                 868,475
   Due from officers, net of allowance of $104,134                                            -                  30,000
   Prepaid expenses and other receivables, net of allowance                              51,846                 197,764
                                                                                     ----------              ----------

Total current assets                                                                  1,780,218               2,773,678

Property and Equipment, net of accumulated depreciation (Note 4)                         16,261                 300,817

OTHER ASSETS
   Patents, net of accumulated amortization                                             259,390                 310,376
   Deposits                                                                              47,212                  37,281
                                                                                     ----------              ----------

Total other assets                                                                      306,602                 347,657
                                                                                     ----------              ----------


Total assets                                                                         $2,103,081              $3,422,152
                                                                                     ----------              ----------


      See accompanying notes to Condensed Consolidated Financial Statements

               INTERSCIENCE COMPUTER CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                  (Unaudited)

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                                             June 30,           September 30,
                                                                               1998                 1997
                                                                           -----------          -------------
LIABILITIES NOT SUBJECT TO COMPROMISE
Current Liabilities
   Current portion of long term debt                                      $    380,327                     --
   Trade accounts payable                                                      107,411           $    175,155
   Accrued liabilities                                                         307,287                999,359
   Deferred revenues                                                                 0                141,967
                                                                          ------------           ------------
Total current liabilities                                                      795,025              1,316,481

Liabilities subject to compromise (a)                                        1,778,186              5,375,889
                                                                          ------------           ------------

Long term debt (Note 5)                                                        637,907                     --

Total liabilities                                                            3,211,118              6,692,370
                                                                          ------------           ------------

SHAREHOLDERS' DEFICIT
  Preferred stock, no par value; authorized 1,000,000 shares;
     issued and outstanding 40,000 shares                                    3,590,000              3,590,000
   Common stock, no par value; authorized 10,000,000 shares;
     issued and outstanding 3,402,156 shares (Note 6)                        4,671,993              4,241,748
   Accumulated deficit                                                      (9,370,030)           (11,101,966)
                                                                          ------------           ------------
Total shareholders' deficit                                                 (1,108,037)            (3,270,218)
                                                                          ------------           ------------
Total liabilities and shareholders' deficit                               $  2,103,081           $  3,422,152
                                                                          ------------           ------------




(a)  Liabilities subject to compromise consist of the following:
          Trade accounts payable                                          $    954,853           $  2,246,485
          Note Payable Unsecured                                               823,333              3,129,404
                                                                          ------------           ------------
Total liabilities subject to compromise                                   $  1,778,186           $  5,375,889
                                                                          ------------           ------------

      See accompanying notes to Condensed Consolidated Financial Statements

              INTERSCIENCE COMPUTER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                             THREE MONTHS ENDED
                                                                                  June 30,

                                                                          1998                  1997
                                                                      -----------           -----------

SALES                                                                 $   762,392           $ 2,683,200

COST OF SALES                                                             384,874             2,382,684
                                                                      -----------           -----------

GROSS PROFIT                                                              377,518               300,516
                                                                      -----------           -----------

OPERATING EXPENSES
     Sales and administrative                                             217,363               477,648
     Development                                                                0                 3,493
     Depreciation and amortization                                         27,257                65,536
                                                                      -----------           -----------
Total operating expenses                                                  244,620               546,677
                                                                      -----------           -----------

Operating income (loss)                                                   132,898              (246,161)
                                                                      -----------           -----------

OTHER INCOME (expense)
     Interest income                                                        5,548
     Interest expense                                                     (23,379)              (33,553)
                                                                      -----------           -----------
Total other income (expense)                                              (17,831)              (33,553)

Earnings before reorganization items and income tax benefits              115,067              (279,714)

Reorganization Items
   Loss on sale of PLC                                                    (67,500)                   --
   Professional fees                                                      (98,390)                   --
   Gain on settlement with unsecured creditors                            590,356                    --
                                                                      -----------           -----------
Total reorganization items                                                424,466                    --

Income tax (benefit)                                                     (702,203)                   --
                                                                      -----------           -----------

NET INCOME (LOSS)                                                     $ 1,241,736           ($  279,714)
                                                                      -----------           -----------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING                                                         3,402,156             2,541,666
                                                                      -----------           -----------


INCOME (LOSS) PER COMMON SHARE                                        $      0.36           ($     0.11)
                                                                      -----------           -----------

      See accompanying notes to Condensed Consolidated Financial Statements

               INTERSCIENCE COMPUTER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                       NINE MONTHS ENDED
                                                                           June 30,

                                                                 1998                  1997
                                                              -----------           -----------

SALES                                                         $ 3,761,326           $ 9,114,746

COST OF SALES                                                   2,560,842             7,152,526
                                                              -----------           -----------

GROSS PROFIT                                                    1,200,484             1,962,220
                                                              -----------           -----------

OPERATING EXPENSES
     Sales and administrative                                   1,231,177             2,634,414
     Development                                                    3,230                10,989
     Depreciation and amortization                                 90,178               193,091
                                                              -----------           -----------
Total operating expenses                                        1,324,585             2,838,494
                                                              -----------           -----------

Income (loss) from operations                                    (124,101)             (876,274)
                                                              -----------           -----------

OTHER INCOME (expense)
     Gain (loss) on asset sale                                    666,263                    --
     Gain (loss) on legal settlement                              118,038                    --
     Interest income                                               18,376                    --
     Interest expense                                             (79,206)             (101,276)
                                                              -----------           -----------
Total other income (expense)                                      723,471              (101,276)

Earnings before reorganization items and tax benefit              599,370              (977,550)

Reorganization Items
   Loss on sale of PLC                                            (67,500)                   --
   Professional fees                                              (98,390)                   --
   Gain on settlement with unsecured creditors                    567,054                    --
                                                              -----------           -----------
Total reorganization items                                        401,164                    --

Income tax expense (benefit)                                     (702,203)                1,233

NET INCOME (Loss)                                               1,702,737              (978,783)
                                                              -----------           -----------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                        3,402,156             2,541,666
    OUTSTANDING
                                                              -----------           -----------

INCOME (LOSS) PER COMMON SHARE                                $      0.50           ($     0.39)
                                                              -----------           -----------

      See accompanying notes to Condensed Consolidated Financial Statements

               INTERSCIENCE COMPUTER CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                           NINE MONTHS ENDED
                                                                                June 30,
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                         1998                1997
                                                                     -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                 $ 1,702,737           ($  978,784)
     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                                   92,831               177,497
     Changes in operating assets and liabilities:
          Accounts receivable                                            145,020               307,736
          Inventories                                                    477,054               309,170
          Prepaid expenses and other receivables                         145,918                 8,668
          Deposits and other                                              (9,931)              (12,115)
          Accounts payable and accrued expenses                         (540,806)              871,752
          Deferred revenue                                              (141,966)               30,296
          Income taxes payable and deferred                             (171,703)             (224,620)
          Insurance settlement                                           275,000
          Settlement with unsecured creditors                           (871,331)

Net cash provided by (used in) operating activities                    1,102,823               489,600
                                                                     -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in subsidiary                                                                  (36,905)
     Sale of assets                                                      132,641               (57,872)
     Investment in equipment contracts receivable                                               55,146
                                                                     -----------           -----------

Net cash provided by (used in) investing activities                      132,641               (39,631)
                                                                     -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from bank loans                                                                  346,435
     Principal reductions of short-term and long-term
          obligations                                                 (1,230,932)             (486,612)
     Cash dividend paid on preferred stock                                                     (75,000)
                                                                     -----------           -----------

Net cash provided by (used in) financing activities                   (1,230,932)             (215,177)
                                                                     -----------           -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       4,532               234,792

CASH AND CASH EQUIVALENTS, beginning of period                           586,811               336,355
                                                                     -----------           -----------

CASH AND CASH EQUIVALENTS, end of period                                 591,343               571,147
                                                                     -----------           -----------

      See accompanying notes to Condensed Consolidated Financial Statements

                INTERSCIENCE COMPUTER CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1. Introduction

          The accompanying condensed consolidated financial statements of Interscience Computer Corporation (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's latest Annual Report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1998, and the statements of its operations and its cash flows for the three month periods ended June 30, 1998 and 1997 and the nine month periods ended June 30, 1998 and 1997 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year.

          The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Note 2. IRS Receivable

          On July 2, 1998 the Company filed amended federal tax returns for the period ended September 30, 1997. The returns called for a refund from the IRS in the amount of $706,686. The Company also filed for an accelerated return for this refund. During the quarter ended June 30, 1998, the refund was booked as a current receivable on the financial statements. The Company expects to receive this refund by the fiscal year ending September 30, 1998.

Note 3. Inventories

          Recap of inventory transactions during the nine month period since September 30, 1997 is as follows.

         Total Inventories September 30, 1997                          $868,475
         Less:    Xerox parts sold to Anacomp                           450,000
                  Insurance settlement (Chubb Insurance)
                           Inventory portion                            200,000
                  Parts sold during period                               27,054
                                                                       --------
         Total Inventory June 30, 1998                                 $191,421

Note 4.           Property & Equipment

         Property and Equipment balance as of June 30, 1998 consisted of the following.

                  Furniture and fixtures                                $513,988
                  Plant equipment                                         78,972
                                                                        --------
                                                                         592,960
         Less accumulated depreciation                                   576,699
                                                                        --------
                                                                        $ 16,261

          During the nine month period since September 30, 1997 property and equipment has been reduced due to the following events. Nine months depreciation of $39,192, reorganization write off of equipment $84,648, theft Fairfax Virginia warehouse insurance settlement $75,000 and sale of subsidiaries (LSE and PLC) further reducing property and equipment by $85,716.

Note 5. Long Term Debt

          As part of the reorganization plan a new payment schedule for the loans payable to Sanwa Bank and Horizon Bank have been signed and agreed to. Schedule of future loan payments are as follows.

         Period Ending June 30,                                        Amount
         ----------------------                                        ------
         1999                                                        $  380,906
         2000                                                           380,906
         2001                                                           256,422
                                                                     ----------
                                                                     $1,018,234

Note 6. Common Stock

          During the current quarter ended June 30, 1998 the Company issued additional shares of common stock as part of the approved plan of reorganization. As of June 30, 1998 the Company issued 860,490 shares of common stock to unsecured creditors with a value of $0.50 per share. The book value added to the common stock line for the period is $430,245. The Company believes that the remaining balance of stock to be issued will be complete by the end of August 1998.

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

          On March 6, 1997, the Company filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The bankruptcy filing was caused by several factors. The Company had made four acquisitions, and the cash flow of the Company was not sufficient to pay the operating expenses and the substantial debt assumed as part of the acquisitions. In addition, the Company was incurring substantial legal expense from six lawsuits which were then pending against the Company.

          The significant events which occurred during this quarter are as follows:

          On April 1, 1998 a hearing was held in the Bankruptcy Court to consider confirmation of the Company's First Amended Plan of Reorganization (the "Plan"). After considering the evidence, the Bankruptcy Court ruled that the Plan should be and was in fact confirmed on April 20, 1998. As a result, the Company has been revested with all of its assets. The Plan terms control all claims and equity interests which existed as of March 6, 1997, the date when the Company filed its Chapter 11 reorganization case. The Company can now conduct business as usual without the requirement of obtaining Bankruptcy Court approval. Initial distributions to creditors, as required under the Plan, were started at the end of May and are 90% complete. There are still two claims that were the subject of claims objections that have not yet been resolved with court approval. The Company believes these claims will be resolved during the month of August. The Company will then seek a final decree from the Bankruptcy Court closing the case.

          During the month of May 1998, the remaining maintenance business was sold or discontinued to complete the termination of the service division. The six Siemens laser printer contracts in Southern California were sold as of May 1, 1998 to Landmark Computer Group (L.C.G.), a regional provider of laser printer service based in Orange County. The purchase calls for a nine month payment plan based on 50% of the annual service revenue for the acquired accounts. The remaining three Siemens laser printer maintenance contracts in the Maryland and Virginia area were sold for a flat fee of $15,000 which included a small inventory located at the three sites. Currently, the Company has no service generated revenues. The parts in the warehouse in Los Angeles are being advertised and sold to other independent service organizations and end users.

          On April 1, 1998, Interscience PLC, the Company's subsidiary in the U.K., was sold to Mr. Norman Baker. Payment for the acquisition included an initial $10,000 payment and a royalty agreement that calls for a charge of $10 per case to be paid for each case of fusing agent sold by PLC starting in May 1999. The Company and PLC continue to work on consumable distribution projects that involve both U.S. and European sales efforts. Mr. Baker remains a current member of the Company's Board of Directors.

          In the month of May 1998, the Company settled a theft claim with the general insurance liability provider, Chubb Insurance Group. On December 5, 1997, the Fairfax Virginia warehouse had a break in and inventory was removed from the site. A potential claim was filed with Chubb insurance on December 6, 1997. Chubb then audited the fiscal year end inventory. After several meetings, the Company and Chubb Insurance Group agreed to a cash settlement of $275,000 which was paid in May 1998.

RESULTS OF OPERATIONS

          Fiscal Quarter Ended June 30, 1998 and June 30, 1997.

          Sales for the current quarter decreased by approximately $1,921,000 or 72% compared to sales for the fiscal quarter ended June 30, 1997. The decrease was attributed to the sale of the Xerox maintenance base as of November 1, 1997, and sale of the remaining Siemens maintenance base during May 1998. During the current quarter, maintenance revenues decreased to approximately $62,000 representing only 8% of the total revenue for the current quarter. The low percentage of maintenance revenue is a result of the sale of the Xerox maintenance business in November 1997 and sale of the remaining maintenance business during the current quarter. The Company's revenues are now generated from the sale of consumable products used by high speed production printers and the sale of the remaining inventory that was used by the Xerox and Siemens service divisions. The Company's principal product is a liquid fusing agent (the "Fusing Agent") used by the Model 2200 Siemens Printer. The Company currently sells the Fusing Agent directly to end user clients who operate the printers. The Company also sells the Fusing Agent to distributors of the product including OCE Printing Systems, Inc. ("OCE"), The Bradshaw Group and NCR Corporation. During the current quarter, sales of Fusing Agent constituted approximately 72% of total revenues. This percentage will be higher in the future resulting from sale and closure of the maintenance division. The remaining 20% of gross revenues arose through sales of parts and equipment.

          Cost of sales decreased by $1,998,000 or 84% during the current fiscal quarter again as a result of the sale of the Xerox maintenance service business and the Siemens maintenance service business. Cost of sales as a percentage of sales decreased from 89% to 50% for the comparable three month periods. This decrease in cost of sales was attributed to the greater gross profit margin from sales of consumables which now generate the majority of the revenue. During the current quarter, the Company reduced the number of employees from 12 as of March 31, 1998 to 7 as of June 30, 1998. The reduction consisted of employees whose jobs were related to the maintenance business and included 1 warehouse staff from the Los Angeles warehouse. The sale of Interscience PLC further reduced cost of sales as a percentage of sales. This had no effect on the current quarter, but during the comparable period last year PLC cost of sales was 163% of sales.

          Selling and administrative expenses decreased by approximately $260,000 or 54% during the current fiscal quarter again as a result of the sale of the service division allowing the Company to close all offices and warehouses outside the state of California. This came about as a result of the Company's reorganization program involving consolidating and reducing administrative expense.

          Net interest expense decreased by $15,700 or 47% during the current quarter. This was due to principal reductions of over $1,000,000 since the comparable period last fiscal year. Net interest expense as a percentage of sales increased from 1% to 2% during the current quarter as a result of the reduced revenue for the current quarter.

          Reorganization and tax benefit items for the current quarter contributed approximately $1,100,000 to the net profit. The reorganization items included $590,000 in forgiveness of indebtedness from unsecured creditors. It also included a tax refund receivable from the IRS of approximately $700,000. Charges in the reorganization items included issuance of 860,490 shares of common stock valued at $0.50 per share, cash payments to unsecured creditors of approximately $342,000 and payments of legal fees associated with the reorganization of approximately $100,000. Depreciation and amortization expense for the current quarter decreased by $38,000 or 58% from the prior period as result of reductions in fixed assets during the reorganization process.

          Nine Months Ended June 30, 1998 and June 30, 1997.

          Sales for the current nine month period decreased by $5,353,000 or 59% from the comparable nine month period in 1997. The decrease was the result of the sale of the Xerox and Siemens maintenance business and the sale of Interscience PLC during the current quarter. Maintenance revenue for the current nine month period of $568,000 decreased $4,364,000 from the prior nine month period. Revenues realized from the sale of Fusing Agent constituted 73% of sales for the current nine month period and only 38% of sales for the prior period. Fusing Agent sales decreased by $394,000 or 13% over the prior period as a result of the sale of Interscience PLC which contributed $715,000 to the fusing agent sales for the comparable period last year. U.S. sales of fusing agent increased by $321,000 for the current nine month period.

          Cost of sales decreased by $4,592,000 or 64% for the current nine month period again a result of the sale and closure of the maintenance division. Cost of sales as a percentage of sales decreased from 78% to 68% for the current nine month period. The decline was impacted by final charges during the first quarter relating to the sale of the Xerox business. Gross profit for the current nine month period increased to 32% of sales from 22% of sales for the prior nine month period. The increase in gross profit is also related to sale of the maintenance division as the Fusing Agent business has traditionally a greater percentage of gross profit.

          Selling and administrative expenses decreased by $1,305,000 or 50% from the prior period. Selling and administrative expense of 38% as percentage of sales increased from 31% for the prior nine month period. The Company will continue is its consolidation and expense reduction program during the remainder of the current fiscal year with the objective to further reduce these expenses.

          Net interest expense decreased by $40,000 or 40% for the current period as a result of the principal balance of the notes payable being repaid by over $1,250,000 during the current nine month period.

LIQUIDITY AND CAPITAL RESOURCES

          Cash and cash equivalents increased by $20,000 from $571,000 to $591,000 for the current quarter. The Company has been operating on a positive cash basis since filing for protection under Chapter 11 of the U.S. Bankruptcy Code. Rent lease expense has been reduced from $80,000 per month in fiscal year 1997 to a current rate of $8,000 per month. The Company has continued to reduce expenses during the reorganization and the full effect of the reduced expenses should be realized during the end of the current fiscal year. The number of employees have been reduced from 85 prior to the filing of bankruptcy to 7 as of June 30, 1998.

         The Company now has sufficient funds to complete its reorganization plan. Payments to all creditors should be completed by August 31, 1998, including issuance of common stock to unsecured creditors. The Company's cash reserves will be depleted by these payments. It is expected that cash flow from operations will be sufficient to meet all remaining debt obligations and to rebuild the Company's cash reserves.

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings

         As a part of the Companies reorganization plan, all outstanding litigation was settled except for a lawsuit by Yvonne Renfrew which has been stayed by Ms. Renfrews personal bankruptcy.

Item 2.  Changes in Securities

         During the period the Company issued 860,490 shares of common stock to creditors in accordance with the reorganization plan. 1,750,000 shares remain to be issued in exchange for all outstanding preferred stock. In addition, approximately 37,000 shares to creditors will be issued to settle remaining disputed claims. The shares of common stock to the creditors were issued pursuant to section 1145 of the U.S. bankruptcy code.

Item 3.  Exhibits and Reports on Form 8-K

         (a)   Exhibit 27 - Financial Data Schedule


         (b) Form 8-K filed May 13, 1998 - ITEM 3. Bankruptcy or Receivership, announcing approval of plan of reorganization.


                                    SIGNATURE

          In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            INTERSCIENCE COMPUTER CORPORATION


Date:    July 31, 1998                      /s/ Walter Kornbluh
                                            ------------------------------------
                                            Walter Kornbluh, Chairman of the
                                            Board, President and Chief Executive
                                            Officer


                                            /s/ Stephen Crosson
                                            ------------------------------------
                                            Stephen Crosson, Vice President of
                                            Operations and Chief Accounting
                                            Officer