Form 10KSB
period 1998-09-30
INTERSCIENCE COMPUTER CORP /CA/
filed 1998-12-29
CIK 907686

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                ----------------
                                   FORM 10-KSB
                                ----------------

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended September 30, 1998
                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                For the transition period from _____________ to _______________

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

        Check mark indicates whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES [X]   NO [ ]

        Check mark indicates that the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.

                              YES [X]   NO [ ]

        Check mark indicates that the disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        Issuer's revenues for its most recent fiscal year were $4,109,318.

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of November 17, 1998 was approximately $2,618,000.

Number of shares outstanding of each of the issuer's classes of common stock, as of November 17, 1998: 5,236,556 shares of common stock, no par value.

        The following documents are incorporated by reference into this report:
None.

================================================================================

FORWARD-LOOKING STATEMENTS

               In addition to historical information, this Annual Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis and Plan of Operation." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Interscience Computer Corporation undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and any Current Reports on Form 8-K.


Item 1.        DESCRIPTION OF BUSINESS.

OVERVIEW

        The Company was organized in 1983 to be a third-party provider of maintenance services for computer hardware and related peripheral equipment. Unless otherwise specified herein, all references to the "Company" shall mean Interscience Computer Corporation and all of its subsidiaries. On September 15, 1993, the Company effected an initial public offering of units, each of which consisted of one share of common stock and a warrant to purchase an additional share of common stock. The warrants expired in September 1996. The Company's principal executive offices are located in Agoura Hills, California.

        On March 6, 1997, the Company filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The bankruptcy filing was caused by several factors. The Company made four acquisitions, and the cash flows of the Company was not sufficient to pay the operating expenses and the substantial debt assumed as part of the acquisitions. In addition, the Company was incurring substantial legal expense from six lawsuits which were then pending against the Company.

        The Company's business plan had been to expand its maintenance services through these acquisitions to include maintenance on Xerox machines as well as those manufactured by Siemens AG ("Siemens"). The Company was not able to operate the Xerox maintenance business on a profitable basis and it was sold effective November 1, 1997 with the approval of the Bankruptcy Court. The majority of the Company's revenues now are generated from sales to the Company's clients and distributors of consumable products used by high speed production printers.

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

        On April 1, 1998 a hearing was held in the Bankruptcy Court to consider confirmation of the Company's First Amended Plan of Reorganization (the "Plan"). The Plan was confirmed on April 20, 1998. As a result, the Company has been revested with all of its assets. The Plan terms control all claims and equity interests which existed as of March 6, 1997, the date when the Company filed its Chapter 11 reorganization case. The Company can now conduct business as usual without the requirement of obtaining Bankruptcy Court approval. Distributions to approved creditors, as required under the Plan, have been made. All claim objections have been resolved and the Bankruptcy Court has approved settlement of the outstanding claims. On December 16, 1998, the Bankruptcy Court issued a final decree formally closing the bankruptcy proceedings.

        The Company's principal consumable product is a liquid fusing agent (the "Fusing Agent") used by the Model 2200 Siemens Printer. The Company distributes the Fusing Agent directly to its end user clients and other operators of the Model 2200 Siemens Printer. The Company also sells the Fusing Agent to NCR Corporation, OCE Printing Systems, Inc. ("OCE") and The Bradshaw Group. During the 1998 Fiscal Year, sales of the Fusing Agent constituted approximately 74% of the Company's total revenue.

RECENT DEVELOPMENTS

         As indicated above, on November 1, 1997 the Company and its wholly owned subsidiary, Laser Support & Engineering, Inc. ("LSE") sold its Xerox maintenance business to Anacomp Corporation for $1,220,000 plus a possible earn-out based on the first year's revenue. After the sale of the LSE Xerox business, all proceeds from the LSE portion of the sale were distributed to the Internal Revenue Service as payment in full for outstanding taxes due. On December 12, 1997, the subsidiary's stock was abandoned and LSE ceased doing any business. Prior to the sale of the Xerox maintenance business, the Company was able to compromise a debt to the former owners of LSE at a savings of $118,000.

        On December 5, 1997, the Fairfax Virginia repair, refurbishment and warehouse facility had a break in and inventory was removed from the site. A claim was filed with the Company's insurance carrier, Chubb Insurance Group on December 6, 1997. The Company and Chubb agreed to a cash settlement of $275,000 which was paid in May 1998.

        In January 1998, the Company closed its warehouse facility in Carlstadt, New Jersey. After the sale of the Xerox maintenance business in November 1997, there was no longer a need to maintain a parts distribution center for the northeastern portion of the United States. The savings from closing of the 9,000 square foot facility, including reducing the warehouse staff, was approximately $20,000 per month. Also in January 1998, the Company moved its Southern California warehouse facility from Anaheim to Los Angeles, increasing the warehouse size to accommodate parts and equipment from the east coast while lowering the monthly lease payment by approximately $3,000. In March 1998, the Company closed its repair, refurbishment and warehouse facility in Fairfax, Virginia moving all of the remaining contents back to the new Los Angeles warehouse. By closing this facility, the Company saved approximately $10,000 per month in rent and related costs.

        On April 1, 1998, Interscience PLC, the Company's subsidiary in the U.K. was sold to Mr. Norman Baker. Payment for the acquisition included an initial $10,000 payment and a royalty agreement that calls for a charge of $10 per case of fusing agent sold by PLC starting in May of 1999. The

Company and PLC continue to work on consumable distribution projects that involve both U.S. and European sales efforts. Mr. Baker remains a current member of the Company's Board of Directors.

        In May 1998, the remaining maintenance business was sold to complete the termination of the service division. The six Siemens laser printer contracts in Southern California were sold as of May 1, 1998 to Landmark Computer Group (L.C.G.). The purchase calls for a nine month payment plan based on 50% of the annual service revenue for the acquired accounts. The remaining three Siemens laser printer maintenance contracts in the Maryland and Virginia area were sold for a nominal fee, which included a small inventory located at the three sites. Currently, the Company has no service generated revenues. The parts in the warehouse in Los Angeles are being advertised to other independent service organizations and end users. The Company presently operates one warehouse in Los Angeles and has a consignment arrangement with a parts distributor on the east coast. The Company has six employees. Parts are being sold through various parts distributors and the Company is preparing a web page to increase sales. For accounting purposes, all parts have been written off although the Company will attempt to sell these parts in the future.

        In July 1998, the Company filed for a tax refund from the Internal Revenue Service ("IRS"). Subsequently, in September 1998, the Company received its refund from the IRS in the amount of $656,954 for the tax years 1994 and 1995. In an agreement with Sanwa Bank, the Company applied $500,000 of the refund to pay down the note payable to Sanwa Bank. As of December 15, 1998, the total balance due to Sanwa Bank is approximately $300,000, reflecting payments during the fiscal year plus the agreed IRS refund payment on the note of approximately $1,900,000.

FUSING AGENT

        In 1992, the Company commenced marketing the Fusing Agent for use in the model 2200 Siemens Printer. Revenues realized by the Company from the sale of the Fusing Agent during its fiscal years ended September 30, 1997 and 1998 were approximately $4,270,000 and $3,041,000, respectively. Sale of the Company's U.K. subsidiary Interscience PLC impacted total Fusing Agent sales for the second half of the current fiscal year, as no Fusing Agent sales from the U.K. are included. Since February 1993, the Company has been selling the Fusing Agent to both its maintenance clients and to other distributors, including OCE (the successor to Siemens Nixdorf Printing Systems), NCR Corporation and the Bradshaw Group, a third party maintenance provider and consumable distributor. The Company allows these purchasers to resell the Fusing Agent under their own private labels. Revenues from the Fusing Agent are expected to decline as the existing base of Siemens printers declines.

        The Siemens Model 2200 Printer was introduced in the United States in 1984. The Model 2200 Siemens Printer is a computer-driven high-speed, non-impact production printing system. Typical uses for the Siemens Printer include printing labels, bank statements, checks, bar codes, and "junk mail." The Siemens Printer is the only commercially available printing system known to the Company that utilizes a cold fusion (chemical) process to fuse print to the media (paper). All other currently available high-speed production printers, including the printers manufactured by IBM and Xerox and other printers manufactured by Siemens, use heat and pressure to fuse print to the media. Most media can be printed using standard printers that rely on heat and pressure to fuse print and do not require cold fusion printing. The cold fusion process, however, has certain advantages over the heat fusion process, particularly when printing on plastic stocks (including credit cards), on heat sensitive materials, such as gummed labels and envelopes, and on preprinted color forms. The Model 2200 Siemens Printer can perform all standard printing functions and can also be used for printing purposes where heat and pressure fusion is inappropriate.

        The cold fusion process of the Siemens Printer was previously dependent on the use of CFC-113 (Freon), a fluorocarbon that has been identified as an ozone-depleting chemical. Title VI of the Clean Air Amendments of 1990 (the "Clean Air Act") established a comprehensive regime for phasing out ozone-depleting substances, including CFC-113 and other chlorofluorocarbons ("CFCs") by the year 2000. As a result of these environmental regulations, the Fusing Agent has effectively replaced the prior CFC-based fusing agent used in the Siemens printers. Although the Fusing Agent, a halogenated hydrocarbon ("HCFC"), does not use CFC-113, it is classified by the EPA as an ozone-depleting substance. However, because HCFCs deplete the stratospheric ozone to a much lesser extent than CFCs, the production of HCFCs is currently not required to be phased out until January 1, 2004. The use of the Fusing Agent will continue thereafter until the supply thereof has been depleted.

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

        The Company believes that there are approximately 400 Model 2200 Siemens printers currently in use in the U.S., including printers that were sold by StorageTek under the StorageTek label and printers that were incorporated into a printing system that was packaged and sold by Datagraphics. However, the number of Siemens printers in service is declining and is not expected to increase due to the election by Siemens AG to cease manufacturing the Model 2200 Siemens printer. Accordingly, the potential market for the Fusing Agent is expected to decline over the long term as the existing Siemens printers are retired from use.

SOURCES OF SUPPLY

        The Company has numerous sources of supply. It has not entered into a specific contract but believes that there are several domestic or foreign companies that can provide the Company with HCFC that it expects to need in the future. The Company makes purchase decisions based on current economic conditions and does not believe that it will have any difficulty obtaining HCFC.

        The Fusing Agent sold by the Company is dispensed into the Model 2200 Siemens Printer from a specially designed reusable canister capped with a valve designed by the Company. The canister and valve are manufactured for the Company by unaffiliated manufacturers. Although the manufacturers of the canister and valve are currently the Company's only sources for such components, the Company believes that it could find alternate manufacturers for the valve and canisters. Since the canisters are re-usable, any temporary delay in the manufacture of such canisters would not be expected to have an immediate impact on its ability to supply the Fusing Agent to its clients. Nevertheless, any extended delay or disruption in the production of these components by the current manufacturers could delay the Company's Fusing Agent shipments and could have an adverse effect on the Company's Fusing Agent sales and the Company generally.

        The Company currently purchases the various other products that its sells for use with high-speed printers, including its proprietary toners developed by the Company for use in Delphax printers. The Company also distributes a variety of non-proprietary toners, and developers, for use in Siemens and Xerox machines purchased from various third-party independent manufacturers. These sales are small and are usually generated from end user customers of the Company's other consumable products. The terms under which these other products are manufactured, packaged and shipped for the Company vary depending on the product and the Company's needs.

BUSINESS STRATEGY

        The Company's Fusing Agent business has always been profitable and continues to generate current profits. However, this business is declining as the machines using this product age and are being replaced. In addition by law the chemical used in the product cannot be manufactured after January 1, 2004. Accordingly management is searching for an acquisition or merger partner to augment the Fusing Agent business. The Company can provide current earnings, cash flow and substantial tax loss carry-forward as well as the benefit of being publicly traded. Management has reviewed several opportunities to date and continues to search for the right business, although no assurance can be given that the Company will be successful in this regard.

PATENTS

        On July 26, 1994, the United States Patent and Trademark Office (the "Patent Office") issued a U.S. patent (the "Patent") to the Company for the use of the Fusing Agent as an alternative fusing agent in the cold printing process. A patent for the use of the Fusing Agent as a fusing agent in the cold printing process has also been issued to the Company in the United Kingdom and in Belgium. The rights to those patents have been sold. The Company also has applied for similar patent rights with the European Patent Office but such application has been denied.

        In October 1995, the Patent Office issued a notice to the Company that an unnamed party had copied a claim of the Patent for purposes of instituting an Interference Proceedings to determine priority of invention. In February 1997, the Patent Office declared Interference No. 103692 with a patent application filed in the name of Gerd Goldman (the "Goldman Application"). The Company understands that the Goldman Application is owned by OCE Printing Systems GmbH. The Patent is identified as the Junior Party in the Interference. In May 1997, pursuant to the Company's request, the Interference was stayed and the Company was ordered to notify the Administrative Patent Judge within fifteen days of the Company's discharge from bankruptcy. The Interference proceedings have been reactivated and the parties filed Preliminary Statements and Motions on December 7, 1998. It is not possible to predict the outcome of the Interference proceedings at this time. See Item 3, Legal Proceedings.

        Although the Company believes that the Fusing Agent was independently developed and does not infringe on patents of others, third parties can claim that the Company's Fusing Agent infringes on the rights of others. If it were determined that the Fusing Agent does infringe on the Goldman Application, the Company may be required to modify the formula of the Fusing Agent or obtain a license from such third party. No assurance can be given that the Company will be able to do so in a timely manner or on acceptable terms and conditions; and the failure to do either could have a material adverse effect on the Company's business. The Company, in the past, has initiated litigation against a number of companies that have sold the Fusing Agent without the Company's permission, and the Company will continue to defend its rights to the Patent.

        The Company has also filed several other patent applications with the Patent Office regarding the cold fusion process and consumable products used by printers. On November 10, 1998, the Patent Office issued U.S. Patent Number 5,834,150 entitled "Solvent Vapor Fixing Methods And Process Color Toners For Use In Same". At this time the Company is not working on any color toner products for use with cold fusion printing. Nevertheless, in the future, the Company may choose to develop toner products for use with vapor fusing or for possible use with other forms of print fusion that are covered under this patent.

EMPLOYEES

        As of Dec 1, 1998, the Company had 6 full-time employees, including two executive officers.

Item 2.        DESCRIPTION OF PROPERTY

        As of December 1, 1998, the Company leases one warehouse in Los Angeles pursuant to a three-year lease expiring February 2001 at a rent of $4,700 per month, and one office facility in Agoura Hills, California for the Company's executive offices pursuant to a one-year lease extension expiring January 2000 at a rental of $2,780 per month. The warehouse in Los Angeles has 10,500 square feet and the office in Agoura Hills has 2,362 square feet.

Item 3.        LEGAL PROCEEDINGS

        The Company is the assignee of the entire right, title and interest in and to U.S. Patent Number 5,333,042 (the "Patent") directed to a method for using fusing agent in cold fusion laser printers. On October 16, 1995, the Patent Office issued a notice to the Company that an unnamed party had copied a claim of the Patent for purposes of instituting an Interference proceedings under 35 U.S.C. 135 to determine priority of invention. In February 1997, the Patent Office declared Interference Number 103692 with a patent application filed in the name of Gerd Goldman (the "Goldman Application"). The Company understands that the Goldman Application is owned by OCE Printing Systems GmbH. The Patent is identified as the Junior Party in the Interference. In May 1997, pursuant to the Company's request, the Interference was stayed and the company was ordered to notify the Administrative Patent Judge within fifteen days of the Company's discharge from bankruptcy. Once notified of the discharge from bankruptcy, the Patent Office continued the formal proceedings to determine who was the first inventor of the copied claim. Such proceedings could take several years to resolve and be expensive to defend. The Company intends to vigorously defend its rights to the Patent in the Interference Proceedings. The Company filed on December 7, 1998, its claim to priority on said patent.

        Prior to the institution of the bankruptcy proceedings, the Company was a defendant in a number of lawsuits. All of such lawsuits were settled during such proceedings.

        The Company was a plaintiff in a class action suit against Siemens Nixdorf Printing Systems and NCR Corporation for antitrust violations. While Interscience withdrew as a named plaintiff in 1997, the Company retained the right to participate as a class member. A hearing on class certification is expected in January 1999. The Company retained all rights to bring its individual claim in the event the class is not certified. The Company's attorneys have informed us that the case may be tried in 1999. The case Mailers Data Services, Inc., et al., v. Siemens Nixdorf Printing Systems, L.P., et al. is pending in the Circuit Court for Pinellas County, Florida.

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of the security holders.

Item 5.        MARKET FOR COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS

        The Common Stock is currently traded in the OTC Electronic Bulletin Board under the symbol "INTRQ". The following table sets forth the high and low sales prices for the Common Stock during the two most recent fiscal years. The prices do not include retail mark-ups, mark-downs or fees.

                                                        Common Stock
                                                        Sales Prices
        Year Ended September 30, 1997               High           Low
        -----------------------------              -----         -------
        October 1, 1996 - December 31, 1996        $4.00         $3.00

        January 1, 1997 - March 31, 1997           $2.875        $ .25


        April 1,1997 - June 30, 1997               $.3125        $.1875

        July 1, 1997 - September 30, 1997          $.875         $.375


        Year Ended September 30, 1998
        -----------------------------

        October 1, 1997 - December 31, 1997        $.938         $.563

        January 1, 1998 - March 31, 1998           $.750         $.281

        April 1, 1998 - June 30, 1998              $.750         $.375

        July 1, 1998 - September 30, 1998          $.6875        $.4375

        October 1, 1998 - December 15, 1998        $.500         $.28125

        To date, the Company has not declared or paid any cash dividends with respect to its Common Stock, and the current policy of the Board of Directors is to retain earnings, if any, to provide for the growth of the Company. Consequently, no cash dividends are expected to be paid on the Common Stock in the foreseeable future.

Item 6.        SELECTED FINANCIAL DATA

        See attached audited financial statements.

Item 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS AND
               PLAN OF OPERATION

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

        The Company's business plan had been to expand its maintenance services through these acquisitions to include maintenance on Xerox machines as well as those manufactured by Siemens. The Company was not able to operate the Xerox maintenance business on a profitable basis and it was sold effective November 1, 1997 with the approval of the Bankruptcy Court. Subsequently, in May 1998, the Company sold the remaining maintenance business as part of the reorganization plan. As of the date of this report the Company has completely divested itself of all contracted maintenance. The Company continues to sell parts associated with Xerox and Siemens high speed laser printers as part of its continuing operations. Substantially all of the Company's revenues are now generated from the sale of consumable products used by high speed production printers to historical maintenance clients and other users of the equipment.

        On April 20, 1998, the Bankruptcy Court confirmed the Company's Plan of Reorganization. Distributions to creditors, as required under the Plan, have been made and, on December 16, 1998, the Bankruptcy Court issued a final decree formally closing the bankruptcy proceedings.

        The Company's principal consumable product is Fusing Agent used by the Model 2200 Siemens Printer. In July 1994, the U.S. Patent and Trademark Office issued a patent to the Company for the use of the Fusing Agent in the cold or vapor fusion laser printing process. The Company currently sells the Fusing Agent directly to its historical maintenance clients and distributes the Fusing Agent to other operators of the Model 2200 Siemens Printer. The Company also sells the Fusing Agent to NCR Corporation, OCE, and the Bradshaw Group. During the 1998 Fiscal Year, sales of the Fusing Agent constituted approximately 74% of the Company's total revenue. The Company expects that U.S. sales of the Fusing Agent will decrease in the future as the Model 2200 Siemens Printer is gradually replaced by newer models of printers that do not use the Fusing Agent.

RESULTS OF OPERATIONS

        FISCAL YEARS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

        Sales for the fiscal year ended September 30, 1998 decreased by approximately 5, 046,000 or 55% from sales in the prior year. The decrease in total sales for the current fiscal year was attributed to the sale of the maintenance division, with the majority of the maintenance business being sold in the first quarter of the fiscal year. Maintenance revenues for 1997 were 62% of total sales or approximately $5,676,000, compared with 14% or approximately $579,000 for fiscal year 1998. Sales of fusing agent during the current year declined by approximately 356,000 or 10% from fiscal year 1997, while as a percentage of total sales fusing agent increased from 47% in 1997 to 74% 1998. The other 12% of revenues in 1998 were from sales of other consumables and parts for use in high speed production printers.

        Cost of sales decreased from approximately $7,341,000 or 80% of sales to $2,667,000 or 65% of sales for the current year. The decrease in cost of sales was also related to sale of the lower gross margin maintenance business. Gross profit as a percentage of sales increased from 20% in 1997 to 35% in 1998 reflecting the increased percentage of consumable sales as part of the total sales.

        Selling and administrative expenses decreased by $1,852,000 from 32% to 26% as a percentage of sales. This 64% reduction in selling and administrative expenses resulted from the Company's closure of offices and warehouses outside of the state of California during the reorganization. Depreciation and amortization expense remained approximately the same for fiscal year 1998 and 1997.

        Total operating expenses decreased by approximately $11,378,000 for the current year. In addition to reductions in selling and administrative and depreciation and amortization expense during 1998, the Company had wrote down inventory by $8,335,105 and wrote down goodwill by $1,191,862 in 1997 accounting for the additional operating expenses in the prior year.

        The Company posted net income during 1998 of approximately $2,789,000 in contrast with a loss of $11,597,000 in fiscal year 1997. The profit in fiscal year 1998 included net income on continuing operations of $1,006,781, which includes an income tax benefit of $652,471 and deferred income tax of 250,000. Also included in the overall net income of the Company was a gain of $332,471 from the sale of Interscience PLC in April 1998 and the sale and discontinuance of Laser Support & Engineering, Inc. in December 1997. The final component of net income for the current fiscal year was a gain of approximately $1,450,000 on creditor settlements that were compromised during the reorganization.

        The Company could receive future tax benefits based on the prior years losses when the inventory that was written down is sold or abandoned.

LIQUIDITY AND CAPITAL RESOURCES

        During the 1998 fiscal year, the Company's cash position increased by approximately $22,000 from $500,000 on September 30, 1997 to $522,000 on September 30, 1998. During the current fiscal year the Company's First Amended Plan of Reorganization was approved on April 20, 1998. The Plan provided for payments to general unsecured creditors of 25% of the allowed unsecured claim. The Company paid approximately $872,000 to general unsecured creditors completing the cash portion of the settlement. In addition, the Company completed payments to other unsecured creditors in the plan during the current fiscal year including approximately $14,000 to ex-employees, $25,000 for administrative claims and $23,000 for priority tax claims. The Company also paid approximately $328,000 in court approved legal fees during the current fiscal year.

        In addition to payments to unsecured creditors, the Company's Plan provided for the secured claims of Sanwa and Horizon Banks. Under the terms of the Plan, the class 1 secured claim of Sanwa Bank is to be paid in thirty six
(36) monthly payments with interest at a rate of Sanwa's reference rate, plus three percent (3%) per annum commencing April 1998. At September 30, 1997, the Company's principal balance due to Sanwa Bank was approximately $2,230,000. During the current fiscal year, the Company reduced principal due by $1,343,000 for an ending principal balance due to Sanwa on September 30, 1998 of approximately $887,000. The principal balance due on September 30, 1997 on the class 2 secured claim of Horizon Bank was approximately $89,500. Principal reductions during the year of $31,500 reduced the principal balance to approximately $58,000. The Plan calls for Horizon Banks allowed secured claim to be amortized over thirty six (36) months payable in twenty four (24) months at 9.5% per annum commencing April 1, 1998.

        During the 1998 fiscal year, sale of the maintenance division for approximately $1,300,000 and the IRS refund of $654,000 substantially increased the Company's ability to complete the necessary payments called for by the Plan of Reorganization. The Company believes that cash generated from continuing operations will be sufficient to fund the Company's anticipated working capital needs for the foreseeable future.

BACKLOG

        The Company's total backlog as of September 30, 1998 for Fusing Agent sales was approximately $269,000. Backlog consists of the total amount of orders for products (such as the orders placed by distributors for the Fusing Agent) that remain to be filled. All such backlog revenues are expected to be realized during the three-month period ending December 31, 1998.

YEAR 2000 COMPLIANCE

        The Company currently believes that it will be internally Year 2000 compliant in all material respects prior to January 1, 2000 and that the effort to achieve Year 2000 compliance has not and will not have a significant impact on the financial condition or results of future operations of the Company. The costs associated with ensuring that the Company's systems are Year 2000 compliant are not expected to be material and will be incurred during the fiscal year ending September 30, 1999. The Company remains concerned that the failure to comply by a relatively small number of large customers and/or vendors, including banking institutions, utilities, telecommunications and transportation companies, could significantly disrupt operations at one or both of the Company's facilities which could have a material effect on the business and operations of the Company.

Item 8.        FINANCIAL STATEMENTS

        The following is a list of financial statements filed herewith:

        Consolidated Balance Sheets as of September 30, 1998 and September 30, 1997

        Consolidated Statements of Operations for the years ended September 30, 1998 and 1997

        Consolidated Statements of Shareholder's Equity (Deficit) for the years ended September 30, 1998 and 1997

        Consolidated Statements of Cash Flows for the years ended September 30, 1998 and 1997 Notes to Consolidated Financial Statements

Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There were no changes in accountants or disagreements during the fiscal year covered by this report.

Item 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        As of December 15, 1998, the directors and executive officers of the Company are as follows:

               NAME               AGE       POSITION
               ----               ---       --------
        Joseph R. Mancuso,Ph.D.   56        Director

        George O. Harmon          74        Director

        Norman Baker              58        Director

        Robert Pearson            63        Director

        Walter Kornbluh           67        President, Chief Executive Officer
                                            and Chairman of the Board

        Stephen Crosson           39        Vice President of Operations, Secretary
                                            and Treasurer

        Joseph Mancuso, Ph.D. Dr. Mancuso became a director to the Company in September 1993 following the closing of the Company's initial public offering. Since 1978, Dr. Mancuso has been the publisher of the Entrepreneurial Manager's Newsletter and the principal of both the Center for Entrepreneurial Management, Inc., and the Chief Executive Officers Club. He is a director of Globus Growth Group, a venture capital firm.

        George Harmon. Mr. Harmon became a director of the Company in September 1993 following the closing of the Company's initial public offering. From March 1988 to the present, Mr. Harmon has been the Chairman of the Board and the Chief Executive Officer of Harmon Associates, and since March 1987 he has been the Chairman of the Board of Omnidata Corporation, a netware company. Mr. Harmon is a director of Cirvis Inc. also a netware company.

        Norman Baker. Mr. Baker, a U.K. national, joined the Company in January 1994, as Managing Director of Interscience Computer Corporation - PLC. Mr. Baker has for the past fifteen years been a director and associate of N.B. Direct Mail Ltd., a U.K. domiciled direct marketing, research and mailing operation. Mr. Baker was appointed to the Company's board in March 1995. Mr. Baker purchased Interscience PLC in April 1998, (see "Related Party Transactions").

        Robert Pearson. Mr. Pearson has been associated with Renaissance Capital since April of 1994. Presently, Mr. Pearson serves as a Senior Vice President, Director of Corporate Finance of Renaissance Capital. He served as Executive Vice President of the Thomas Group from May 1990 to March 1994. For 25 years, Mr. Pearson held various senior management positions at Texas Instruments, including Vice President of Finance from October 1983 to June 1985. Mr. Pearson holds directorships in the following companies: Poore Brothers, Inc. which manufactures and distributes snack food products and Tava Technologies, a provider of systems integration and information technology.

        Walter Kornbluh: Mr. Kornbluh joined the Company in May 1997. Mr. Kornbluh is a Certified Public Accountant. For the past 10 years, he has been the President and majority owner of Workout Specialist Inc., a firm that specializes in assisting companies with financial problems. He spent 17 years as President of Marathon Office Supply, Inc., which distributes office supplies and is a public company whose stock was listed on the American Stock Exchange.

        Stephen Crosson: Mr. Crosson became Director of Operations in March of 1992. In April of 1995, Mr. Crosson became Vice President of Operations. In 1997, Mr. Crosson became its Secretary and in April 1998 Mr. Crosson became Treasurer.

DIRECTOR COMPENSATION

        Directors do not receive any annual compensation. Outside directors receive $1,000 each for each meeting attended and reimbursement for out-of-pocket expenses for attending meetings. During the current fiscal year, three outside directors were issued warrants to purchase 50,000 shares of common stock each at $1.00 per share. The warrants are exercisable during a three year period commencing August 12, 1998.

COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

        Section 16 (a) of the Securities Exchange Act of 1934 requires the Company's directors and certain of its officers, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than 10 percent shareholders are required by the Commission's regulations to furnish the Company with copies of all Section 16 (a) forms they file. The Company believes that all forms required to be filed under Section 16 (a) were timely filed.



Item 11.      EXECUTIVE COMPENSATION

        The following table sets forth the compensation paid by the Company for its fiscal years ended September 30, 1998, and September 30, 1997 to its Chief Executive Officer (the "Named Executive Officer"). No other executive officer received compensation which exceeded $100,000 for the fiscal year ended September 30, 1998.

                             ANNUAL COMPENSATION(1)

                              FISCAL YEAR                                    ALL
NAME AND                         ENDED                                      OTHER
PRINCIPAL POSITION           SEPTEMBER 30,     SALARY        BONUS       COMPENSATION
------------------           -------------     ------        -----       ------------
Walter Kornbluh                   1998        $150,000         --             --
  President, Chief Executive      1997        $ 33,500         --             --
  Officer and Chairman of
  The Board

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

        All existing employment agreements were canceled pursuant to the Plan. Pursuant to the Plan, Renaissance Capital Corporation ("RCC") exchanged its preferred stock (Series A and Series B Cumulative Convertible Preferred Stock) into 1,750,000 shares of Common Stock. RCC was also granted warrants to purchase 500,000 shares of Common Stock at $1.00 per share for a period of three years. The management agreement with RCC was also canceled and all back fees were forgiven.


Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT

        The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 15, 1998 by
(i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's directors;
(iii) the named Executive Officer; and (iv) executive officers and directors of the Company as a group:

                                                 COMMON STOCK(1)
                                          ------------------------------
                                          NUMBER OF       PERCENTAGE OF
        NAME AND ADDRESS(2)                SHARES        OUTSTANDING(3)
        --------------------              ---------       --------------
Frank J. LaChapelle...........(4)          835,000             14.07

George O. Harmon..............              70,000(6)             --

Joseph R. Mancuso.............              56,500(6)             --

Robert Pearson................(5)               --                --

Norman Baker..................              85,000(6)             --

Walter Kornbluh...............             626,000(8)          11.00

Stephen Crosson...............             336,000(9)           6.00

Renaissance Capital Growth &
Income Fund III, Inc. ........           2,250,000(7)           37.9
  8080 N. Central Expressway
  Suite 210
  Dallas, Texas 75206

All executive officers and
  directors as a group
  (6 persons).................             473,500               8.0

-------------------
(1) As used herein, the term beneficial ownership is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power and/or sole or shared investment power subject to community property laws where applicable.

(2) The address of each person is c/o the Company at 5236 Colodny Drive, #100, Agoura Hills, California 91301.

(3) Based on 5,936,556 shares of Common Stock outstanding which includes all warrants outstanding, as of November 17, 1998, represents the Company's estimate of shares outstanding on the date of filing this report.

(4) All shares are held in the LaChapelle Family Trust with respect to which Mr. LaChapelle exercises voting and investment power.

(5) Does no include any shares owned by RCC. Mr. Pearson is an executive officer of RCC.

(6) Includes three year warrants to purchase 50,000 shares of Common Stock of the Company at $1.00 per share.

(7) According to Schedule 13D, dated September 13, 1994, filed with the Commission, RCC is the investment advisor of Renaissance Capital Growth & Income Fund III, Inc. (the "Fund"). As a part of the Plan, the Fund exchanged all of its shares of Preferred Stock for 1,750,000 shares of Common Stock of the Company and three year warrants to purchase 500,000 shares of Common Stock at $1.00 per share.

(8) Includes currently exercisable options to purchase 300,000 shares from RCC at $2.00 per share and 120,000 shares from Frank LaChapelle at $3.00 per share.

(9) Includes currently exercisable options to purchase 200,000 shares from RCC at $2.00 per share and 80,000 shares from Frank LaChapelle at $3.00 per share.

Item 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        During the year the Company paid $40,000 in consulting fees to a firm owned by Walter Kornbluh, the President of the Company.

        On April 1, 1998, Interscience PLC, the Company's subsidiary in the U.K. was sold to Mr. Norman Baker. Payment for the acquisition included an initial $10,000 payment and a royalty agreement that calls for a charge of $10 per case to be paid for each case of fusing agent sold by PLC starting in May 1999. The Company and PLC continue to work on consumable distribution projects that involve both U.S. and European sales efforts. Mr. Baker remains a current member of the Company's Board of Directors.


Item 14.       EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits - Exhibit 27 Financial Data Schedule

        (b)  Reports on Form 8-K.  None

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


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


        Signature               Capacity                            Date
        ---------               --------                            ----
/s/ WALTER KORNBLUH             Chairman of the Board,              December 28, 1998
------------------------        President and Chief
Walter Kornbluh                 Executive Officer

/s/ STEPHEN CROSSON             Vice President of Operations,       December 28, 1998
------------------------        Secretary and Treasurer
Stephen Crosson                 and Principal Financial and
                                Accounting Officer

/s/ JOSEPH R. MANCUSO           Director                            December 28, 1998
------------------------
Joseph R. Mancuso

/s/ GEORGE O. HARMON            Director                            December 28, 1998
------------------------
George O. Harmon

/s/ NORMAN BAKER                Director                            December 28, 1998
------------------------
Norman Baker

/s/ ROBERT PEARSON              Director                            December 28, 1998
------------------------
Robert Pearson

                                                           INTERSCIENCE COMPUTER
                                                                     CORPORATION






                                               CONSOLIDATED FINANCIAL STATEMENTS
                                         YEARS ENDED SEPTEMBER 30, 1998 AND 1997

                                               INTERSCIENCE COMPUTER CORPORATION


                                                                        CONTENTS
INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT                            3



CONSOLIDATED FINANCIAL STATEMENTS

    Balance sheets                                                          4

    Statements of operations                                              5-6

    Statements of shareholders' equity (deficit)                            7

    Statements of cash flows                                              8-9



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              10-24

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT


To the Board of Directors and Shareholders
Interscience Computer Corporation


We have audited the accompanying consolidated balance sheets of Interscience Computer Corporation and Subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interscience Computer Corporation and Subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                            BDO Seidman, LLP



Los Angeles, California
December 16, 1998

================================================================================

September 30,                                                               1998                1997
                                                                         ----------          ----------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents (Note 12)                                 $  522,060          $  499,874
     Accounts receivable, net of allowance for doubtful
       accounts of $209,754 and $290,129 (Note 8)                           520,848             942,385
     Inventories (Notes 3 and 8)                                                 --             166,717
     Due from officers, net of allowance of $104,134 in 1997
       (Note 6)                                                                  --              30,000
     Prepaid expenses and other receivables, net of allowance
       of $174,326 in 1997                                                       --             197,764
     Deferred income taxes (Note 9)                                         250,000                  --
                                                                         ----------          ----------

Total current assets                                                      1,292,908           1,836,740
                                                                         ----------          ----------




PROPERTY AND EQUIPMENT, net of accumulated depreciation
  of $18,858 and $14,643 (Note 4)                                            11,703              15,918




OTHER ASSETS
     Patents, net of accumulated amortization of $233,473
       and $165,492 (Note 2)                                                242,395             310,376
     Deposits and other                                                      11,280              37,281
     Net assets in discontinued operations, includes $86,937 in
       cash                                                                      --             897,539
                                                                         ----------          ----------

Total other assets                                                          253,675           1,245,186
                                                                         ----------          ----------

Total assets                                                             $1,558,286          $3,097,844
                                                                         ==========          ==========

                                               INTERSCIENCE COMPUTER CORPORATION


                                                     CONSOLIDATED BALANCE SHEETS

================================================================================


September 30,                                                          1998                  1997
                                                                   ------------           ------------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES NOT SUBJECT TO COMPROMISE
     Trade accounts payable                                        $    204,918           $    121,746
     Accrued liabilities                                                292,718                739,838
     Deferred revenues                                                       --                141,967
     Current portion of long-term debt (Notes 8 and 12)                 373,482                     --
                                                                   ------------           ------------

Total current liabilities                                               871,118              1,003,551

LONG-TERM DEBT (Notes 8 and 12)                                         571,649                     --

LIABILITIES SUBJECT TO COMPROMISE (Note 1)                                   --              5,375,889(a)
                                                                   ------------           ------------


Total liabilities                                                     1,442,767              6,379,440
                                                                   ------------           ------------

COMMITMENTS AND CONTINGENCIES (Note 2 and 7)

SHAREHOLDERS' EQUITY (DEFICIT) (Note 5)
     Preferred stock, no par value; authorized 1,000,000
       shares; issued and outstanding 0 and 40,000 shares                    --              3,590,000
     Common stock, no par value; authorized 10,000,000
       shares; issued and outstanding 5,188,487 and
       2,541,666 shares                                               8,439,230              4,241,748
     Accumulated deficit                                             (8,323,712)           (11,113,344)
                                                                   ------------           ------------

Total shareholders' equity (deficit)                                    115,518             (3,281,596)
                                                                   ------------           ------------

Total liabilities and shareholders' equity (deficit)               $  1,558,286           $  3,097,844
                                                                   ============           ============

(A) LIABILITIES SUBJECT TO COMPROMISE
     Trade accounts payable                                        $         --           $  2,246,485
     Long-term debt converted to current                                     --              3,129,404
                                                                   ============           ============

Total liabilities subject to compromise                            $         --           $  5,375,889
                                                                   ============           ============

                    See accompanying notes to consolidated financial statements.

                                               INTERSCIENCE COMPUTER CORPORATION


                                           CONSOLIDATED STATEMENTS OF OPERATIONS

================================================================================


Years ended September 30,                                    1998                   1997
                                                         ------------           ------------
SALES (Note 2)                                           $  4,109,318           $  9,154,855
                                                         ------------           ------------

COST OF SALES                                               2,667,270              7,340,950
                                                         ------------           ------------

GROSS PROFIT                                                1,442,048              1,813,905
                                                         ------------           ------------

OPERATING EXPENSES
     Sales and administrative                               1,050,132              2,902,381
     Depreciation and amortization                             72,117                 71,295
     Write-down of inventory (Note 3)                              --              8,335,105
     Write-down of goodwill (Note 11)                              --              1,191,862
                                                         ------------           ------------

Total operating expenses                                    1,122,249             12,500,643
                                                         ------------           ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                      319,799            (10,686,738)
                                                         ------------           ------------

REORGANIZATION ITEMS
     Professional fees                                        139,246                137,644

OTHER INCOME (EXPENSE)
     Interest income                                           17,894                    614
     Interest expense                                         (94,137)              (158,922)
                                                         ------------           ------------

Total other (expense)                                         (76,243)              (158,308)
                                                         ------------           ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
     INCOME TAX                                               104,310            (10,982,690)

INCOME TAX EXPENSE (BENEFIT) (Note 9)                        (902,471)                 1,233
                                                         ------------           ------------

NET INCOME (LOSS) FROM CONTINUING OPERATIONS                1,006,781            (10,983,923)
                                                         ------------           ------------

                                               INTERSCIENCE COMPUTER CORPORATION


                                           CONSOLIDATED STATEMENTS OF OPERATIONS

================================================================================


Years ended September 30,                                            1998                  1997
                                                                 ------------           ------------
DISCONTINUED OPERATIONS (Note 10):
     Loss from discontinued operations, net of
       income tax benefit of $27,500                                  (80,961)              (538,211)
     Gain on disposal, net of income taxes of $140,600                413,432                     --
                                                                 ------------           ------------

INCOME BEFORE EXTRAORDINARY ITEM                                    1,339,252            (11,522,134)
                                                                 ------------           ------------

EXTRAORDINARY ITEM:
     Gain on creditor settlements (Note 1)                          1,450,380                     --
                                                                 ------------           ------------

NET INCOME (LOSS)                                                $  2,789,632           $(11,522,134)
                                                                 ============           ============

DIVIDENDS ON PREFERRED STOCK                                     $         --           $     75,000
                                                                 ============           ============

INCOME (LOSS) APPLICABLE TO COMMON STOCK                         $  2,789,632           $(11,597,134)
                                                                 ============           ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING (BASIC AND DILUTED)                                   2,880,929              2,541,666
                                                                 ============           ============

NET INCOME (LOSS) PER COMMON SHARE (BASIC AND DILUTED):
     From continuing operations                                  $        .35           $      (4.32)
     From discontinued operations                                         .12                   (.21)
     Extraordinary item                                                   .50                     --
                                                                 ------------           ------------

NET INCOME (LOSS) per common share                               $        .97           $      (4.56)
                                                                 ============           ============

                    See accompanying notes to consolidated financial statements.

                                               INTERSCIENCE COMPUTER CORPORATION

                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

================================================================================

                                                          Preferred Stock                     Common Stock
                                                     -------------------------          ---------------------------
                                                     Shares          Amount              Shares           Amount
                                                     ------       ------------          ---------      ------------
BALANCE, at October 1, 1996                          40,000       $  3,590,000          2,541,666      $  4,241,748

Cash dividends paid on preferred stock                   --                 --                 --                --

Net loss                                                 --                 --                 --                --
                                                     ------       ------------          ---------      ------------

BALANCE, at September 30, 1997                       40,000          3,590,000          2,541,666         4,241,748
                                                     ------       ------------          ---------      ------------

Common stock issued as partial settlement
  of unsecured creditors (Note 1)                        --                 --            896,821           607,482

Preferred stock converted to common
  stock (Note 1)                                    (40,000)        (3,590,000)         1,750,000         3,590,000

Net income                                               --                 --                 --                --

                                                     ------       ------------          ---------      ------------
BALANCE, at September 30, 1998                           --       $         --          5,188,487      $  8,439,230
                                                     ======       ============          =========      ============


                                                     Accumulated
                                                      (deficit)           Total
                                                     -----------       ------------
BALANCE, at October 1, 1996                              483,790       $  8,315,538

Cash dividends paid on preferred stock                   (75,000)           (75,000)

Net loss                                             (11,522,134)       (11,522,134)
                                                     -----------       ------------

BALANCE, at September 30, 1997                       (11,113,344)        (3,281,596)
                                                     -----------       ------------

Common stock issued as partial settlement
  of unsecured creditors (Note 1)                             --            607,482

Preferred stock converted to common
  stock (Note 1)                                              --                 --

Net income                                             2,789,632          2,789,632
                                                      ----------       ------------
BALANCE, at September 30, 1998                        (8,323,712)      $    115,518
                                                      ==========       ============



See accompanying notes to consolidated financial statements.

                                               INTERSCIENCE COMPUTER CORPORATION


                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

================================================================================


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Years ended September 30,                                                         1998                   1997
                                                                              ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                         $  2,789,632           $(11,522,134)
    Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
       Loss from write-down of inventory                                                --              8,335,105
       Gain from discontinued operations                                          (332,471)                    --
       Gain on creditor settlements                                             (1,450,380)                    --
       Loss from write-down of goodwill                                                 --              1,191,862
       Depreciation and amortization                                                72,117                336,627
       Change in allowance for doubtful accounts                                   (80,375)                    --
       Deferred income taxes                                                      (250,000)                    --
       Write-off of due from officers                                               30,000                     --
       Changes in operating assets and liabilities net of effects of divestitures:
          Accounts receivable                                                      501,912                929,770
          Inventories                                                              166,717               (208,555)
          Prepaid expenses and other receivables                                   197,764               (137,239)
          Deposits and other                                                        26,001                 58,991
          Accounts payable and accrued expenses                                   (552,491)             1,312,308
          Deferred revenue                                                        (141,967)               (26,425)

Net cash provided by operating activities                                          976,459                270,310
                                                                              ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in equipment contracts receivable                                        --                (55,146)
    Proceeds for sale of businesses                                              1,230,000                     --
                                                                              ------------           ------------

Net cash provided by (used in) investing activities                              1,230,000                (55,146)
                                                                              ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Dividends on preferred stock                                                        --                (75,000)
    Payment of long-term debt                                                   (2,184,273)                    --
                                                                              ------------           ------------

Net cash used in financing activities                                           (2,184,273)               (75,000)
                                                                              ------------           ------------

                                               INTERSCIENCE COMPUTER CORPORATION


                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

================================================================================


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Years ended September 30,                                                         1998                   1997
                                                                              ------------           ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                           22,186                250,456

CASH AND CASH EQUIVALENTS, beginning of period                                     499,874                249,418
                                                                              ------------           ------------

CASH AND CASH EQUIVALENTS, end of period                                      $    522,060           $    499,874
                                                                              ============           ============

SUPPLEMENTAL CASH FLOW INFORMATION
    Interest paid                                                             $     93,760           $    158,922
                                                                              ============           ============

    Income taxes paid                                                         $      4,483           $     12,610
                                                                              ============           ============

SUPPLEMENTAL NON-CASH FINANCING AND INVESTING ACTIVITIES
    The reorganization plan was approved by the Bankruptcy court (see Note 1) which required the conversion of $3,590,000 of shares of preferred stock into shares of common stock, and the settlement of Pre-petition liabilities in the amount of $2,764,119 by paying $706,257 in cash, exchanging shares of common stock valued at $607,482 and the forgiveness of the remaining balance.

--------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                                               INTERSCIENCE COMPUTER CORPORATION


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


1.     SUMMARY OF               DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS
       SIGNIFICANT
       ACCOUNTING               Interscience Computer Corporation (the "Company"
       POLICIES                 or the "Debtor") was incorporated under the laws
                                of the State of California on October 14, 1983, to be a third party provider of maintenance services for computer hardware and related peripheral equipment. The Company currently provides spare parts for the Siemens, Xerox, and Delphax families of business, as well as technical support for Siemens. In 1992, the Company introduced a non-chloroflurocarbon fusing agent, developed by the Company and patented on July 26, 1994, for use with certain high speed laser printers. Soon thereafter, the Company initiated a toner development program.
                                As a result of the Company's development of the Fusing Agent and toner, gross revenues from these items constituted approximately 74% and 47% of Company sales, for the years ended 1998 and 1997.

                                PETITION FOR RELIEF UNDER CHAPTER 11

                                On March 6, 1997, the Debtor filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court in Los Angeles, California. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-possession. These claims are reflected in the September 30, 1997 balance sheet as "liabilities subject to compromise."

                                The Reorganization Plan (the "Plan") was approved by the Bankruptcy Court on April 20, 1998. The confirmed plan provided for the following:

                                1.      Administrative expenses were paid in
                                        cash shortly after confirmation.

                                2.      Tax liabilities will be paid over a
                                        six-year period in equal quarterly
                                        payments.

                                               INTERSCIENCE COMPUTER CORPORATION


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================



1.     SUMMARY OF               PETITION FOR RELIEF UNDER CHAPTER 11 (Continued)
       SIGNIFICANT
       ACCOUNTING
       POLICIES
       (CONTINUED)

                                3. Sanwa Bank received $1,000,000 and the balance of the loan will be paid over three years at prime interest plus 3%.

                                4. Horizon Bank will be paid in 36 equal installments of principal and interest.

                                5. All vendors under $500 were paid in full at closing.

                                6. All unsecured creditors received 25% of their approved debt shortly after closing plus one (1) share of stock for every five dollars ($5.00) of approved debt. There is a possibility of an additional payment based on future sales of Xerox parts. The Company realized a gain of $1,450,380 as a result of the settlement of this class of claims.

                                7.      The preferred shareholders agreed to
                                        accept 1,750,000 shares of common stock
                                        with two year warrants to purchase an
                                        additional 500,000 shares of common
                                        stock at $1.00 per share. All delinquent dividends were forgiven.

                                8.      Original shareholders retained their
                                        shares. They were diluted by issuance of common stock to the preferred shareholders and unsecured creditors.

                                9. An additional 250,000 shares of common stock were issued to management.

                                In April, 1998, during the course of evaluating creditor claims submitted to the Bankruptcy Court, the Court allowed approximately $94,000 of additional liabilities against the Company.

                                               INTERSCIENCE COMPUTER CORPORATION


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


1.     SUMMARY OF               PETITION FOR RELIEF UNDER CHAPTER 11 (Continued)
       SIGNIFICANT
       ACCOUNTING               After considering the evidence, the Bankruptcy
       POLICIES                 Court ruled that the Plan should be and was in
       (CONTINUED)              fact confirmed on April 20, 1998. As a result,
                                the Company has been revested with all of its assets. The Plan terms control all claims and equity interests which existed as of March 6, 1997, the date when the Company filed its Chapter 11 reorganization case. The Company can now conduct business as usual without the requirement of obtaining Bankruptcy Court approval. Distributions to approved creditors, as required under the Plan have been made. All claim objections have been resolved and the Bankruptcy Court has approved settlement of the outstanding claims. On December 16, 1998, the
                                Bankruptcy Court issued a final decree formally closing the bankruptcy proceedings.

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

                                               INTERSCIENCE COMPUTER CORPORATION


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================



1.     SUMMARY OF               FAIR VALUE OF FINANCIAL INSTRUMENTS
       SIGNIFICANT
       ACCOUNTING               Statement of Financial Accounting Standards No.
       POLICIES                 107 "Disclosures About Fair Value of Financial
       (CONTINUED)              Instruments," requires disclosure of the fair
                                value of certain financial instruments. Accounts receivable and accounts payable and liabilities as reflected in the financial statements approximate fair value because of the short-term maturity of these instruments.

                                The carrying amount of long-term debt
                                approximates fair value because the interest rates of these instruments approximates the rate the Company could borrow at September 30, 1998 and 1997.

                                The fair value of receivables for officers cannot be determined due to their related party nature.

                                INVENTORIES

                                Inventories consist of consumables held for sale in the normal course of business and replacement parts. Consumables are recorded at the lower of cost or market. Cost is determined on the first-in, first-out method. The Company periodically reviews its components of replacement parts and establishes a provision for excess quantities and obsolescence. (See
                                Note 3)

                                PROPERTY AND EQUIPMENT

                                Property and equipment is stated at cost.
                                Depreciation is computed on the straight-line and accelerated methods based upon the estimated useful life of the asset, primarily 5 years.

                                INTANGIBLES

                                The cost of patents acquired are being amortized on the straight-line method over seven years.

                                               INTERSCIENCE COMPUTER CORPORATION


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


1.     SUMMARY OF               IMPAIRMENT OF LONG-LIVED ASSETS
       SIGNIFICANT
       ACCOUNTING               The Company periodically assesses the
       POLICIES                 recoverability of the carrying amounts of
       (CONTINUED)              long-lived assets, including intangible assets.
                                A loss is recognized when expected undiscounted future cash flows are less than the carrying amount of the asset. The impairment loss is the difference by which the carrying amount of the asset exceeds its fair value. See Notes 3 and 11.


                                DEFERRED REVENUE

                                Service revenue is recognized ratably over the contract period. Deferred service revenue represents billing in advance of the service period.

                                FOREIGN CURRENCY TRANSLATION

                                The financial statements of the Foreign
                                Subsidiary were translated from British Pounds, the functional currency into U.S. dollars. Results of operations for the Company's foreign subsidiary are translated using the average exchange rates during the period. Resulting translation adjustments are not material.

                                COMPUTATION OF EARNINGS PER SHARE

                                For the year ended September 30, 1998, the Company adopted SFAS No. 128, which requires the presentation of Basic and Dilutive earnings per share, which replaces primary and fully diluted earnings per share, the retroactive application of this SFAS had no impact on previously reported amounts. Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Dilutive net loss per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of common stock equivalents. Shares outstanding for dilutive earnings per share consist of common stock warrants which were issued during the year ended September 30, 1998. The dilutive computations do not include common stock purchase warrants for the year ended September 30, 1998, as their inclusion would be anti-dilutive.

                                               INTERSCIENCE COMPUTER CORPORATION


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================




1.     SUMMARY OF               NEW ACCOUNTING PRONOUNCEMENTS
       SIGNIFICANT
       ACCOUNTING               Statement of Financial Accounting Standards
       POLICIES                 ("FASB") No. 133, "Accounting for Derivative
       (CONTINUED)              Instruments and Hedging Activities" ("SFAS No.
                                133") issued by the FASB is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

                                Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.

2.     DISCLOSURE OF            PATENT
       CERTAIN RISKS
       AND UNCERTAINTIES        The Company is the assignee of the entire right,
                                title and interest in and to U.S. Patent No.
                                5,333,042 (the "Patent") directed to a method for using fusing agent in cold fusion laser printers. The Fusing Agent represents approximately 74% and 47% of the Company's sales for the years ended 1998 and 1997. A loss of this Patent would have a material adverse effect on the business of the Company. On October 16, 1995, the Patent Office issued a notice to the Company that an unnamed party had copied a claim of the Patent for purposes of instituting an Interference Proceedings under 35 U.S.C. 135 to determine priority of invention. The Patent
                                Office notified the Company that an interference was declared, and the Company is unable to estimate when the Patent Office will issue its determination on the Claim. Such proceedings could take several years to resolve and be expensive to defend. The Company believes that it was the first inventor of the inventions claimed in the patent. The Company filed on December 7, 1998, its claim to priority on said patent.

                                               INTERSCIENCE COMPUTER CORPORATION


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


2.     DISCLOSURE OF              SOURCES OF SUPPLY
       CERTAIN RISKS
       AND UNCERTAINTIES        The Company believes that there are several
      (CONTINUED)               domestic or foreign companies that can provide
                                the Company with the hydro chloro-flouro carbon
                                ("HCFC") that it expects to need in the future for the manufacture of its fusing agent. The
                                Company has initiated discussions with several suppliers regarding future purchases of HCFC and will decide on who its future supplier will be based on price and other considerations.

                                MAJOR CUSTOMERS

                                Three customers accounted for approximately 68% of total sales in 1998. Two of the same customers accounted for approximately 19% of total sales in 1997.

3.     INVENTORIES              Inventories consist of the following at
                                September 30, 1998 and  1997:

                                                                          1998                1997
                                                                      ------------          --------

                                Equipment and parts for sale          $         --          $ 90,050
                                Replacement parts                               --            76,667
                                                                      ------------          --------

                                Total inventory                       $         --          $166,717
                                                                      ============          =========

                                In September 1997, the Company recorded special charges of $8,335,105 to write-off inventory associated with operations which would require additional working capital to continue. The Company has been unable to obtain additional working capital since it was in bankruptcy reorganization. This inventory was primarily related to the Xerox and Delphax maintenance business. Some of this inventory still exists and has been written-down to zero due to the undeterminable future value.

                                               INTERSCIENCE COMPUTER CORPORATION


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


4.     PROPERTY AND             Property and equipment consists of the following
       EQUIPMENT                 at September 30, 1998 and 1997:

                                September 30,                        1998          1997
                                                                    -------       -------
                                Furniture and fixtures              $ 9,905       $ 9,905
                                Test and training equipment          20,656        20,656
                                                                    -------       -------

                                                                     30,561        30,561

                                Less accumulated depreciation        18,858        14,643
                                                                    -------       -------

                                                                    $11,703       $15,918
                                                                    =======       =======

5.     COMMON STOCK PURCHASE    In connection with its bankruptcy
        WARRANTS                reorganization, the Company exchanged 1,750,000
                                shares of its common stock and warrants to purchase 500,000 shares of common stock at $1.00 per share for all outstanding preferred stock.
                                The warrants are exercisable during the three year period commencing August 12, 1998. No warrants were exercised as of September 30, 1998. No value was recorded for the warrants issued as the value was not material.

                                The Company issued warrants to purchase 200,000 shares of common stock at $1.00 per share to its directors and an individual. The warrants are exercisable during the three year period commencing August 12, 1998. No warrants were exercised as of September 30, 1998. No value was recorded for the warrants issued as the value was not material.

6.     RELATED PARTY            During fiscal 1998 the Company paid $40,000 in
       TRANSACTION              consulting  fees to a firm owned  by Company's
                                Chairman of the Board.

                                On April 1, 1998, Interscience PLC, the
                                Company's subsidiary in the U.K., was sold to Mr. Norman Baker, a related party. Payment for the acquisition included an initial $10,000 payment and a royalty agreement that calls for a charge of $10 per case to be paid for each case of fusing agent sold by PLC starting in May 1999. The Company and PLC continue to work on consumable distribution projects that involve both U.S. and European sales efforts. Mr. Baker remains a current member of the Company's Board of Directors.

                                               INTERSCIENCE COMPUTER CORPORATION


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


6.     RELATED PARTY            As of September 30, 1997, the Company had
       TRANSACTION              outstanding receivables of $30,000 from its
       (CONTINUED)              former Chief Executive Officer, $85,000 plus
                                accrued interest of $8,634 from its former Vice
                                President of Sales and Services, and $10,500 from its former President. During the year ended
                                September 30, 1997, the Company classified
                                $104,134 of these receivables as doubtful accounts. All of these amounts were written-off during fiscal 1998.

7.     COMMITMENTS              OPERATING LEASES
       AND
       CONTINGENCIES            The Company leases its facilities pursuant to
                                various leases.

                                Minimum annual lease payments required under non-cancelable leases as of September 30, 1998 are as follows:

                                Year Ending
                                September 30,       Amount
                                                   -------
                                1999               $59,774
                                2000                15,951
                                                   -------

                                                   $75,725
                                                   =======

                                Total rent expense for the years ended September 30, 1998 and 1997 amounted to $118,588 and
                                $331,035, respectively.

                                               INTERSCIENCE COMPUTER CORPORATION


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


7.     COMMITMENTS              TAX-QUALIFIED SAVINGS PLAN
       AND
       CONTINGENCIES            The Company has adopted a tax-qualified savings
       (CONTINUED)              plan (the "401(k) Plan") which is intended to
                                qualify under Section 401(k) of the Internal
                                Revenue Code. The Company pays the
                                administrative expenses of the 401(k) Plan and currently matches 25% of an employee's contribution, up to 1% of an employee's salary, by making additional contributions to the plan.
                                Generally, an employee becomes eligible for participation in the 401(k) Plan after six months of employment with the Company. Each employee may elect to contribute to the 401(k)
                                Plan, through payroll deductions, up to the statutory limitation. Salary reduction contributions are immediately 100% vested.
                                Company contributions vest 20% after two years of service and 20% each service year thereafter.
                                The Company's matching contributions were $6,316 and $8,105 in 1998 and 1997, respectively. The
                                Company has discontinued the 401(k) Plan and is in the process of obtaining approval from the IRS for final termination during the year ended
                                September 30, 1999.

8.     NOTES PAYABLE            In connection with the Company's bankruptcy
                                reorganization, on April 1, 1998 the Company restructured a $62,897 loan from a bank at prime plus one percent (9.5% at September 30, 1998).
                                The loan has a term of two years requiring monthly payments of principle and interest of approximately $2,518 with an irregular last payment estimated at $9,816. The loan is secured by certain receivables and inventory of the Company. The loan may be prepaid at any time without any penalties. As of September 30, 1998, $53,107 remained unpaid on this loan.

                                               INTERSCIENCE COMPUTER CORPORATION


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


8.     NOTES PAYABLE            In connection with the Company's bankruptcy
       (CONTINUED)              reorganization, on April 1, 1998, the Company
                                restructured a $12,034 loan from a bank at ten and one half percent. The loan has a term of two years requiring monthly payments of principle and interest of approximately $2,047. The loan is secured by certain receivables and inventory of the Company. The loan may be prepaid at any time without any penalties. As of September 30, 1998, $4,805 remained unpaid on this loan.

                                On July 30, 1996, the Company obtained a
                                $2,230,234 loan from a bank at the bank's reference rate plus three percent. As a result of the Company's bankruptcy reorganization, the loan was redated on April 1, 1998. The bank was allowed a claim of $2,250,000 at that date. The interest rate remained unchanged (interest is 9.25% at September 30, 1998). The redated loan requires monthly payments for three years from the redated date of principle and interest of approximately $28,620 and a portion of the proceeds of the Anacomp sale (see Note 10). The loan is secured by certain receivables and inventory of the Company and is subject to certain covenants which the Company was in compliance with at September 30, 1998. The loan may be prepaid at any time without any penalties. As of September 30, 1998, approximately $887,219 remained unpaid on this loan.

                                Estimated future maturities of the Company's long-term debt as of September 30, 1998 is as follows:

                                September 30,       Amount
                                                   --------
                                1999               $373,482
                                2000                399,929
                                2001                171,720
                                                   --------

                                                   $945,131
                                                   ========

                                               INTERSCIENCE COMPUTER CORPORATION


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


9. INCOME TAXES                 Provision (benefit) for income taxes included in
                                the accompanying statements of operations consist of the following components:

                                                                          1998                1997
                                                                        ---------           ---------
                                Current:
                                    Federal                             $(654,071)          $      --
                                    State                                   1,600               1,233
                                                                        ---------           ---------

                                                                         (652,471)              1,233
                                                                        ---------           ---------

                                Deferred:
                                    Federal                              (250,000)                 --
                                    State                                      --                  --
                                                                        ---------           ---------

                                                                         (250,000)                 --
                                                                        ---------           ---------

                                Income tax provision (benefit)          $(902,471)          $   1,233
                                                                        =========           =========

                                The effective tax rate on income (loss) before income taxes differed from the federal statutory tax rate. The following summary reconciles income taxes at the federal statutory tax rate with the actual taxes and the effective tax rate:

                                                                       1998              1997
                                                                     -------           -------
                                Federal statutory tax rate                34%              (34)%
                                Meals and entertainment                    5%               --

                                Change in valuation allowance          (279)%               34

                                Federal tax refund                     (625)%               --
                                                                     -------           -------

                                Effective tax rate                     (865)%              --%
                                                                     =======           -------

                                               INTERSCIENCE COMPUTER CORPORATION


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

9.     INCOME TAXES             At September 30, 1998, the Company has available
       (CONTINUED)              net operating loss carryforwards of
                                approximately $1,400,000 for income tax
                                purposes, which expire in varying amounts through 2012. The temporary differences between amounts reported for financial statements and the tax basis of the assets amounted to $6,466,772 of which $6,454,396 are inventory related items. These differences give rise to a deferred tax asset of $2,198,703. A portion of the deferred tax asset was not recognized since it is more likely than not that it will not be realized. Accordingly, a valuation allowance of $1,948,703 was provided.

                                At September 30, 1997, the Company has available net operating loss carryforwards of approximately $703,000 for income tax purposes, which expire in varying amounts through 2012. The Company also had approximately $8,264,000 of deferred tax assets related to inventory reserves.

                                These items generated a deferred tax asset of approximately $3,710,000. The deferred tax asset was not recognized since it is more likely than not that they will not be realized. Accordingly, a 100% valuation allowance was provided.

10.    DISCONTINUED             SALE OF XEROX MAINTENANCE BUSINESS
       OPERATIONS AND
       SALE OF XEROX            The Company sold its Xerox maintenance business
       MAINTENANCE              to Anacomp corporation, an Indiana corporation
       BUSINESS                 as of November 1, 1997. The purchase price
                                consisted of $1,220,000 cash paid at closing and an earnout payment based on revenues generated by the Xerox maintenance business to be made in the 13th month following closing. The Company realized a gain on this sale of approximately
                                $562,000.

                                In connection with the sale of the Xerox maintenance business to Anacomp, the Company abandoned assets with a net book value of $199,183 and inventories valued at $191,421.

                                               INTERSCIENCE COMPUTER CORPORATION


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


10.    DISCONTINUED             On December 12, 1997, the Company's Board of
       OPERATIONS AND           Directors adopted a plan to sell and
       SALE OF XEROX            discontinued the operations of Laser Support and
       MAINTENANCE              Engineering, Inc. ("LSE"). Accordingly, the
       BUSINESS                 Company realized a gain on disposal of $261,248
       (CONTINUED)              and a loss on LSE's operations of $26,319 have
                                been segregated from continuing operations and reported as a loss from discontinued operations on the consolidated statement of operations.

                                On April 1, 1998, the Company's Board of
                                Directors adopted a plan and discontinued the operations of Interscience, PLC ("PLC"). Accordingly, the Company recognized a loss on the disposal of $19,212 and a loss on PLC's operations of approximately $54,642 have been segregated from continuing operations and reported as a loss from discontinued operations on the consolidated statement of operations.

                                In May 1998, the remaining maintenance business was sold to complete the termination of the service division. The six Siemens laser printer contracts in Southern California were sold as of May 1, 1998 to Landmark Computer Group (L.C.G.). The purchase agreement calls for a nine month payment plan based on 50% of the annual service revenue for the acquired accounts. The remaining three Siemens laser printer maintenance contracts in the Maryland and Virginia area were sold for a nominal amount which included a small inventory located at the three sites.

                                               INTERSCIENCE COMPUTER CORPORATION


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


10.    DISCONTINUED             Net sales, income, and assets from discontinued
       OPERATIONS AND            operations are as follows:
       SALE OF XEROX
       MAINTENANCE
       BUSINESS
       (CONTINUED)

                                Year ended September 30,                                                1997             1998
                                                                                                      -------           -------
                                                                                                   (In thousands)    (In thousands)
                                Net sales                                                             $ 2,080           $   299
                                Operating income (loss)                                                  (527)              (81)
                                Income tax expense                                                         11                --
                                Income (loss) from discontinuing
                                  operations                                                             (538)              (81)
                                                                                                      =======           =======


                                Year ended September 30,                                                1997             1998
                                                                                                      -------           -------
                                                                                                   (In thousands)     (In thousands)
                                Net Assets of Discontinued Operations
                                Current assets                                                        $ 2,080           $
                                Property, plant and equipment, net                                        285
                                Current liabilities                                                      (324)
                                Net assets of discontinued
                                  operations                                                              898
                                                                                                      =======           =======

11.    GOODWILL                 In September 1997, the Company recorded a
                                write-down of $1,191,862 to write-off the unamortized portion of goodwill associated with the JC Alltime and Laser Support and Engineering lines of business. The Company was unable to obtain additional working capital to continue these operations and discontinued these operations during the year ended September 30, 1998.

12.    SUBSEQUENT               On October 2, 1998, without the Company's
       EVENTS                   permission, Sanwa Bank asserted a banker's
                                offset of approximately $658,000. The Company and Sanwa Bank reached a tentative settlement of this dispute during November 1998 in which Sanwa agreed to return approximately $120,000. The portion of these funds retained by Sanwa Bank will be used to reduce the principal balance owed by the Company.