Form 10QSB
period 1998-12-31
INTERSCIENCE COMPUTER CORP /CA/
filed 1999-02-12
CIK 907686

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

                For the quarterly period ended December 31, 1998

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

Number of shares outstanding of each of the issuer's classes of common stock, as of February 8, 1999: 5,236,556 shares of common stock, no par value.

                 Transitional Small Business Disclosure Format:

                            YES        NO   X
                                -----     -----



--------------------------------------------------------------------------------

                        INTERSCIENCE COMPUTER CORPORATION


                                      INDEX


                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 1998               3-4
  and September 30, 1998

Condensed Consolidated Statements of Operations for the Three
  Months Ended December 31, 1998 and 1997                                     5

Condensed Consolidated Statements of Cash Flows for the Three
  Months Ended December 31, 1998 and 1997                                     6

Note to the Condensed Financial Statements                                    7

Item 2. Management's Discussion and Analysis and Plan of Operation            8

PART II - OTHER INFORMATION                                                  11

                                     PART 1
                              FINANCIAL INFORMATION

                          Item 1. Financial Statements.

                        INTERSCIENCE COMPUTER CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    December 31, 1998 and September 30, 1998

                                                            Unaudited        Audited
ASSETS                                                     December 31,   September 30,
                                                               1998           1998
CURRENT ASSETS
  Cash and cash equivalents                                 $  165,429     $  522,060
  Accounts receivable, net of allowance for doubtful
    accounts of $89,754 and $209,754                           376,538        520,848
  Deferred income taxes                                        250,000        250,000
                                                            ----------     ----------

Total current assets                                           791,967      1,292,908

Property and Equipment, net of accumulated depreciation
  of $19,891 and $18,858                                        10,671         11,703

OTHER ASSETS
  Patents, net of accumulated amortization                     240,399        242,395
  Deposits                                                      11,280         11,280
                                                            ----------     ----------
Total other assets                                             251,679        253,675

Total assets                                                $1,054,317     $1,558,286


      See accompanying note to Condensed Consolidated Financial Statements

                        INTERSCIENCE COMPUTER CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    December 31, 1998 and September 30, 1998


LIABILITIES AND SHAREHOLDERS' EQUITY                            Unaudited         Audited
                                                               December 31,     September 30,
                                                                  1998              1998
Current Liabilities
  Current portion of long term debt                            $   259,068       $   373,482
  Trade accounts payable                                           185,255           204,918
  Accrued liabilities                                              316,242           292,718
  Income taxes payable                                              (1,750)               --
                                                               -----------       -----------
Total current liabilities                                          758,815           871,118

Long term debt                                                      19,800           571,650

                                                               -----------       -----------
Total liabilities                                                  778,615         1,442,768

SHAREHOLDERS' EQUITY
  Common stock, no par value; authorized 10,000,000 shares;
    issued and outstanding 5,236,556 shares                      8,439,230         8,439,230
  Accumulated deficit                                           (8,163,528)       (8,323,712)
                                                               -----------       -----------
Total shareholders' equity                                         275,702           115,518

Total liabilities and shareholders' equity                     $ 1,054,317       $ 1,558,286


      See accompanying note to Condensed Consolidated Financial Statements

                        INTERSCIENCE COMPUTER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           THREE MONTHS ENDED
                                                              DECEMBER 31,
                                                        1998              1997
SALES                                                $   623,238       $ 1,458,763

COST OF SALES                                            248,683         1,294,555
                                                     -----------       -----------

GROSS PROFIT                                             374,555           164,208

OPERATING EXPENSES
     Sales and administrative                            183,150           452,337
     Development                                              --             2,423
     Depreciation and amortization                        18,028            31,584
                                                     -----------       -----------
Total operating expenses                                 201,178           486,344

Operating income (loss)                                  173,377          (322,136)

OTHER INCOME (expense)
     Interest income                                          37            11,394
     Interest expense                                    (13,230)          (29,761)
                                                     -----------       -----------
Total other income (expense)                             (13,193)          (18,367)

Earnings (loss) from continuing operations               160,184          (340,503)

   Loss from discontinued operations                          --           (42,194)

Extraordinary Items
   Reorganization Items
     Gain on asset sale                                       --           562,000
     Gain on legal settlement                                 --           118,038
                                                     -----------       -----------
Total reorganization items                                    --           680,038
                                                     -----------       -----------
Net Income                                           $   160,184       $   297,341
                                                     ===========       ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING                                        5,236,556         2,541,666

Net income per common share (basic and diluted)
     From continuing operations                      $      0.03       $     (0.13)
     From discontinued operations                             --             (0.02)
     From extraordinary item                                  --              0.27
                                                     -----------       -----------
Net income per common share                          $      0.03       $      0.12
                                                     ===========       ===========


      See accompanying note to Condensed Consolidated Financial Statements

                        INTERSCIENCE COMPUTER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               THREE MONTHS ENDED
                                                                  DECEMBER 31,
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                             1998             1997
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                              $ 160,184       $   297,341
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                        3,028            31,584
          Loss from discontinued operations                       --            42,194
     Changes in operating assets and liabilities:
          Accounts receivable                                144,309           386,984
          Inventories                                             --           486,707
          Prepaid expenses and other receivables                  --            36,950
          Deposits and other                                      --            (9,931)
          Accounts payable and accrued expenses                3,861           (81,773)
          Deferred revenue                                        --          (111,966)
          Income taxes payable and deferred                   (1,750)         (189,370)
                                                           ---------       -----------
Net cash provided by (used in) operating activities          309,632           888,720

CASH FLOWS FROM INVESTING ACTIVITIES
     Sale of assets                                               --            61,248
                                                           ---------       -----------

Net cash provided by (used in) investing activities               --            61,248

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal reductions of short-term and long-term
          obligations                                       (666,263)       (1,035,070)
                                                           ---------       -----------

Net cash provided by (used in) financing activities         (666,263)       (1,035,070)
                                                           ---------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (356,631)          (85,102)

CASH AND CASH EQUIVALENTS, beginning of period               522,060           586,811
                                                           ---------       -----------

                                                           ---------       -----------
CASH AND CASH EQUIVALENTS, end of period                   $ 165,429       $   501,709
                                                           =========       ===========

Supplemental cash flow information
     The Company paid no cash for interest or taxes during the current period


      See accompanying note to Condensed Consolidated Financial Statements

                INTERSCIENCE COMPUTER CORPORATION AND SUBSIDIARY
                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1.  Introduction

        The accompanying condensed consolidated financial statements of Interscience Computer Corporation (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's latest Annual Report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 1998, and the statements of its operations and its cash flows for the three month periods ended December 31, 1998 and 1997 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year.

        The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. These interim financial statements for the period ended December 31, 1997, reflect continuing operations; discontinued or sold subsidiaries have been included on a separate line item.

FORWARD-LOOKING STATEMENTS

               In addition to historical information, this Quarterly Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis and Plan of Operation." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Interscience Computer Corporation undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998, the Quarterly Reports on Form 10-QSB to be filed by the Company and any Current Reports on Form 8-K by the Company.


Item 2.  Management's Discussion and Analysis and Plan of Operation.

        The following discussion and analysis should be read in conjunction with the financial statements and notes thereto in this quarterly report.

OVERVIEW

        The Company was organized in 1983 to be a third-party provider of maintenance services for computer hardware and related peripheral equipment. Unless otherwise specified herein, all references to the "Company" shall mean Interscience Computer Corporation. The Company's principal executive offices are currently located in Agoura Hills, California.

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

        On April 1, 1998, a hearing was held in the Bankruptcy Court to consider confirmation of the Company's First Amended Plan of Reorganization (the "Plan"). The Plan was confirmed on April 20, 1998. As a result, the Company was revested with all of its assets. The Plan terms control all claims and equity interests which existed as of March 6, 1997, the date when the Company filed its Chapter 11 reorganization case. The Company could then conduct business as usual without the requirement of obtaining Bankruptcy Court approval. Distributions to approved creditors, as required under the Plan, have been made. All claim objections have been resolved, and the Bankruptcy Court approved settlement of the outstanding claims. On December 16, 1998, the Bankruptcy Court issued a final decree formally closing the bankruptcy proceedings.

        The Company is the assignee of the entire right, title and interest in and to U.S. Patent Number 5,333,042 (the "Patent") directed to a method for using fusing agent in cold fusion laser printers. On October 16, 1995, the Patent Office issued a notice to the Company that an unnamed party had copied a claim of the Patent for purposes of instituting an Interference proceedings under 35 U.S.C. 135 to determine priority of invention. In February 1997, the Patent Office declared Interference Number 103692 with a patent application filed in the name of Gerd Goldman (the "Goldman Application"). The Company understands that the Goldman Application is owned by OCE Printing Systems GmbH. The Patent is identified as the Junior Party in the Interference. In May 1997, pursuant to the Company's request, the Interference was stayed and the Company was ordered to notify the Administrative Patent Judge within fifteen days of the Company's discharge from bankruptcy. Once notified of the discharge from bankruptcy, the Patent Office continued the formal proceedings to determine who was the first inventor of the copied claim. Such proceedings could take several years to resolve and be expensive to defend. The Company intends to vigorously defend its rights to the Patent in the Interference Proceedings. The Company filed on December 7, 1998 its claim to priority on the Patent.

RESULTS OF OPERATIONS

        Fiscal Quarter Ended December 31, 1997 and December 31, 1998.

        Sales for the current quarter decreased by $835,525 or 57% compared to sales for the fiscal quarter ended December 31, 1997. The decrease was attributable to the sale of the Xerox maintenance business as of November 1, 1997. During the current quarter, the Company had no revenue related to maintenance. Although the revenue for the current quarter decreased, the gross profit increased by approximately $210,000 or 189%. The increase in gross profit was a result of the higher margin on consumable sales which accounted for 68% of the total revenue for the current quarter. Other revenues for the current quarter included $88,000 for the final payment for the sale of the Xerox maintenance business which was effective November 1, 1997. Sales of equipment and parts accounted for the remaining sales for the quarter of approximately $117,000.

        Cost of sales decreased by $1,046,000 or 81% during the current fiscal quarter from the comparable quarter in 1997, again as a result of the sale of the Xerox maintenance service business and reduction of the related costs. Cost of sales as a percentage of sales decreased from 89% to 40% for the comparable three month periods. This decrease in cost of sales was due to the final charges associated with the sale of the Xerox business and related employee expenses during the comparable three month period. The Company had 20 employees as of December 31, 1997 compared to 6 as of December 31, 1998. The reduction consisted of employees whose jobs were related to the remaining Siemens and other non Xerox maintenance business, including office and warehouse staff at the Fairfax, Virginia and Carlstadt, New Jersey warehouses. These warehouses were subsequently closed during the second quarter of the 1998 fiscal year.

        Selling and administrative expenses decreased by approximately $269,000 and decreased from 31% to 29% as a percentage of sales. This was due to the Company's reorganization program, consolidating all out of state warehouses and offices, and reducing staff and administrative expense. Depreciation and amortization decreased by approximately $13,500 from the comparable quarter in 1997, but increased to 2.9% from 2.2% of sales. This was a result of certain assets relating to the Xerox maintenance business and other discontinued operations being liquidated and written off during the 1998 fiscal year. The Company had $2,400 in research and development expense for the three month period ending December 31, 1997, relating to the final phase of the Delphax toner development. The Company had no research or development expense during the current year.

        Net interest expense decreased by $5,174 from the three month period ending in 1997, although net interest expense increased from 1.3% to 2.1% as a percentage of sales. The expense reduction came about as a result of the reduction in principal balances for notes payable to Sanwa Bank and Horizon Bank. During the current quarter the principal balances for notes payable were reduced by approximately $666,000 which included normal monthly principal payments to both Sanwa and Horizon banks and an additional one time principal reduction payment of approximately $572,000 to Sanwa Bank.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents decreased by $356,631 from $501,709 for the comparable three month period to $165,429 for the current quarter. As referenced above the Company reduced the principal balance on notes payable to Sanwa and Horizon banks during the quarter by over $666,000. The reduction was achieved using funds from the Company's IRS tax refund received in October of 1998. The Company has been operating on a positive cash basis since filing for protection under Chapter 11 of the U.S. Bankruptcy Code. This trend has continued through the current quarter. The Company believes cash flow from operations will be sufficient to fund the business during the current year. As the Company's reorganization is now complete the following items have been accomplished during the process. The number of employees have been reduced from 85 prior to the filing of bankruptcy to 6 as of December 31, 1998. Since the filing of Chapter 11 on March 6, 1997, the Company has reduced the bank debt by over $2,100,000 to approximately $250,000 at the end of the current quarter. The Company has made approximately $935,000 in cash payments to creditors as part of the approved and completed reorganization plan. These payments consisted of approximately $872,000 to approved class 5 creditors, $25,000 to approved class 4 creditors, $23,000 to state taxing authorities and $14,000 for approved employee claims. In addition to the creditor claims and bank principal reductions, the Company has paid over $328,000 in approved legal fees during the reorganization process. The Company has also issued all stock to creditors called for in the approved plan of reorganization and a final decree was issued by the Bankruptcy Court formally closing the proceedings on December 16, 1998.

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


                                   INTERSCIENCE COMPUTER CORPORATION


Date:  February 9, 1999            /s/ Walter Kornbluh
                                   ---------------------------------------------
                                   Walter Kornbluh, Chairman of the Board,
                                   President and Chief Executive Officer


                                   /s/ Stephen Crosson
                                   ---------------------------------------------
                                   Stephen Crosson, Vice President of Operations and Chief Accounting Officer