Form 10QSB
period 1999-03-31
INTERSCIENCE COMPUTER CORP /CA/
filed 1999-05-13
CIK 907686

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                 --------------

                                   FORM 10-QSB
                                   ----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1999

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

                                 YES [X] NO [ ]


Number of shares outstanding of each of the issuer's classes of common stock, as of May 11, 1999: 5,236,556 shares of common stock, no par value.

                 Transitional Small Business Disclosure Format:

                                 YES [ ] NO [X]


================================================================================

                        INTERSCIENCE COMPUTER CORPORATION


                                      INDEX


                                                                                PAGE
                                                                                ----

PART I - FINANCIAL INFORMATION


Item 1. Financial Statements


Condensed Consolidated Balance Sheets as of March 31, 1999                      3 - 4
     and September 30, 1998


Condensed Consolidated Statements of Operations for the Three
   Months Ended March 31, 1999 and 1998                                           5


Condensed Consolidated Statements of Operations for the Six                       6
   Months Ended March 31, 1999 and 1998


Condensed Consolidated Statements of Cash Flows for the Six
   Months Ended March 31, 1999 and 1998                                           7


Note to the Condensed Financial Statements                                        8


Item 2. Management's Discussion and Analysis and Plan of Operation                9



PART II - OTHER INFORMATION                                                      12


                                     PART 1
                              FINANCIAL INFORMATION

                          Item 1. Financial Statements.

                        INTERSCIENCE COMPUTER CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      March 31, 1999 and September 30, 1998

                                                                Unaudited           Audited
ASSETS                                                          March 31,          September 30,
                                                                   1999              1998
                                                                ----------         ----------
CURRENT ASSETS
   Cash and cash equivalents                                    $  137,945         $  522,060
   Accounts receivable, net of allowance for doubtful
       accounts of $89,754 and $209,754                            315,709            520,848
   Inventory                                                        38,700                 --
   Deferred income taxes                                           250,000            250,000
                                                                ----------         ----------

Total current assets                                               742,354          1,292,908

Property and Equipment, net of accumulated depreciation              9,638             11,703
   of $19,891 and $18,858

OTHER ASSETS
   Patents, net of accumulated amortization                        223,404            242,395
   Deposits                                                         11,280             11,280
                                                                ----------         ----------
Total other assets                                                 234,684            253,675

Total assets                                                    $  986,676         $1,558,286


      See accompanying note to Condensed Consolidated Financial Statements

                        INTERSCIENCE COMPUTER CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      March 31, 1999 and September 30, 1998


LIABILITIES AND SHAREHOLDERS' EQUITY                                  Unaudited             Audited
                                                                      March 31,           September 30,
                                                                         1999                1998
                                                                     -----------          -----------
Current Liabilities
   Current portion of long term debt                                 $   188,167          $   373,482
   Trade accounts payable                                                212,155              204,918
   Accrued liabilities                                                   112,724              292,718
   Income taxes payable                                                       --                   --
                                                                     -----------          -----------
Total current liabilities                                                513,046              871,118

Long term debt                                                            91,367              571,650

                                                                     -----------          -----------
Total liabilities                                                        604,413            1,442,768

SHAREHOLDERS' EQUITY
   Common stock, no par value; authorized 10,000,000 shares;
     issued and outstanding 5,236,556 shares                           8,439,230            8,439,230
   Accumulated deficit                                                (8,056,967)          (8,323,712)
                                                                     -----------          -----------
Total shareholders' equity                                               382,263              115,518

Total liabilities and shareholders' equity                           $   986,676          $ 1,558,286


      See accompanying note to Condensed Consolidated Financial Statements

                        INTERSCIENCE COMPUTER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       THREE MONTHS ENDED
                                                            March 31,
                                                 --------------------------------
                                                    1999                 1998
                                                 -----------          -----------
SALES                                            $   524,397          $ 1,312,537

COST OF SALES                                        236,665              769,532
                                                 -----------          -----------

GROSS PROFIT                                         287,732              543,005

OPERATING EXPENSES
     Sales and administrative                        159,043              377,520
     Development                                          --                  808
     Depreciation and amortization                    18,028               31,336
                                                 -----------          -----------
Total operating expenses                             177,071              409,664

Operating income                                     110,661              133,341

OTHER INCOME (expense)
     Interest income                                       6                1,349
     Interest expense                                 (4,116)             (25,672)
                                                 -----------          -----------
Total other income (expense)                          (4,110)             (24,323)

Earnings from continuing operations                  106,551              109,018


                                                 -----------          -----------
Net Income                                       $   106,551          $   109,018
                                                 ===========          ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING                                    5,236,556            2,541,666

                                                 -----------          -----------
Net income per common share                      $      0.02          $      0.04
                                                 ===========          ===========


      See accompanying note to Condensed Consolidated Financial Statements

                        INTERSCIENCE COMPUTER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               SIX MONTHS ENDED
                                                                   March 31,
                                                        --------------------------------
                                                            1999                 1998
                                                        -----------          -----------
SALES                                                   $ 1,147,635          $ 2,998,934

COST OF SALES                                               485,347            2,175,968
                                                        -----------          -----------

GROSS PROFIT                                                662,288              822,966

OPERATING EXPENSES
     Sales and administrative                               342,184            1,013,814
     Development                                                 --                3,230
     Depreciation and amortization                           36,056               62,920
                                                        -----------          -----------
Total operating expenses                                    378,240            1,079,964

Operating income (loss)                                     284,048             (256,998)

OTHER INCOME (expense)
     Interest income                                             43               12,828
     Interest expense                                       (17,346)             (55,828)
                                                        -----------          -----------
Total other income (expense)                                (17,303)             (43,000)

Earnings (loss) from continuing operations                  266,745             (299,998)

Extraordinary Items
   Reorganization Items
     Gain on asset sale                                          --              666,263
     Gain on legal settlement                                    --              118,038
                                                        -----------          -----------
Total reorganization items                                       --              784,301

     Extraordinary Item                                                          (77,944)

                                                        -----------          -----------
Net Income                                              $   266,745          $   406,359
                                                        ===========          ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING                                           5,236,556            2,541,666

Net income per common share (basic and diluted)
     From continuing operations                         $      0.05          ($     0.12)
     From reorganization items                                   --                 0.31
     From extraordinary item                                     --                (0.03)
                                                        -----------          -----------
Net income per common share                             $      0.05          $      0.16
                                                        ===========          ===========


      See accompanying note to Condensed Consolidated Financial Statements

                        INTERSCIENCE COMPUTER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     SIX MONTHS ENDED
                                                                        March 31,
                                                              --------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                  1999                 1998
                                                              -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                 $   266,745          $   406,359
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                            21,055               62,920
          Loss from discontinued operations                            --                   --
     Changes in operating assets and liabilities:
          Accounts receivable                                     205,139              645,070
          Inventories                                             (38,700)             524,012
          Prepaid expenses and other receivables                       --               72,256
          Deposits and other                                           --               (9,931)
          Accounts payable and accrued expenses                   (81,390)             (64,289)
          Deferred revenue                                             --             (111,966)
          Income taxes payable and deferred                            --             (189,370)
                                                              -----------          -----------
Net cash provided by (used in) operating activities               372,849            1,335,061

CASH FLOWS FROM INVESTING ACTIVITIES
     Sale of assets                                                    --              103,442
                                                              -----------          -----------

Net cash provided by (used in) investing activities                    --              103,442

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal reductions of short-term and long-term
          obligations (Pre-payment bank notes)                   (756,964)          (1,141,072)
                                                              -----------          -----------

Net cash provided by (used in) financing activities              (756,964)          (1,141,072)
                                                              -----------          -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (384,115)             297,431

CASH AND CASH EQUIVALENTS, beginning of period                    522,060              586,811
                                                              -----------          -----------
CASH AND CASH EQUIVALENTS, end of period                      $   137,945          $   884,242
                                                              ===========          ===========

Supplemental cash flow information
     The Company paid $17,347 in interest during the current six month period


      See accompanying note to Condensed Consolidated Financial Statements

                INTERSCIENCE COMPUTER CORPORATION AND SUBSIDIARY
                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1.

         The accompanying condensed consolidated financial statements of Interscience Computer Corporation (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's latest Annual Report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1999, and the statements of its operations and its cash flows for the three and six month periods ended March 31, 1999 and 1998 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year.

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. These interim financial statements for the period ended March 31, 1998, reflect continuing operations; discontinued or sold subsidiaries have been included on a separate line item.

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

         The Company is the assignee of the entire right, title and interest in and to U.S. Patent Number 5,333,042 (the "Patent") directed to a method for using fusing agent in cold fusion laser printers. On October 16, 1995, the Patent Office issued a notice to the Company that an unnamed party had copied a claim of the Patent for purposes of instituting an Interference proceedings under 35 U.S.C. 135 to determine priority of invention. In February 1997, the Patent Office declared Interference Number 103692 with a patent application filed in the name of Gerd Goldman (the "Goldman Application"). The Company understands that the Goldman Application is owned by OCE Printing Systems GmbH. The Company is identified as the Junior Party in the Interference. In May 1997, pursuant to the Company's request, the Interference was stayed and the Company was ordered to notify the Administrative Patent Judge within fifteen days of the Company's discharge from bankruptcy. Once notified of the discharge from bankruptcy, the Patent Office continued the formal proceedings to determine who was the first inventor of the copied claim. Such proceedings could take several years to resolve and be expensive to defend. The Company intends to vigorously defend its rights to the Patent in the Interference Proceedings. The Company filed on December 7, 1998 its claim to priority on the Patent. The interference proceedings continue at this time.

         The Company has been informed that OCE Printing Systems USA Inc. has purchased the rights of a former employee as to the ownership of the Patent. In February, 1999 the former employee and OCE Printing Systems USA Inc. filed a lawsuit against the Company in the U.S. District Court in Maryland claiming the employee was the sole inventor and owner of the Patent. The Company believes that the lawsuit is without merit and intends to defend its rights vigorously, although no assurance can be given as to the outcome of the litigation.

RESULTS OF OPERATIONS

         The Three Month Periods Ended March 31, 1999 and March 31, 1998.

         Sales for the current quarter decreased by $788,140 or 60% compared to sales for the fiscal quarter ended March 31, 1998. The decrease was attributable to the sale of the Siemens maintenance business during the third quarter of 1998. During the current quarter, the Company had no revenue related to maintenance. Although the revenue for the current quarter decreased, the gross profit as a percentage of sales increased during the current quarter to 55% as compared to 41% in the comparable quarter in 1998. The increased gross profit percentage is attributable to the higher margins associated with product and consumable sales which are now the Company's main source of revenue.

         Cost of sales decreased by $532,867 or 69% during the current fiscal quarter from the comparable quarter in 1998, again as a result of the sale of the Siemens maintenance service business and reduction of the related costs. Cost of sales as a percentage of sales decreased from 59% in 1998 to 45% for the comparable three month period in 1999. The reduction is related to sale of the Siemens maintenance business and reduction of the employee and parts related expenses associated with the maintenance business. Closure of parts warehouses in New Jersey and Virginia during the quarter ending March 31, 1998 also contributed to higher cost of sales in 1998.

         Selling and administrative expenses decreased by approximately $218,000 during the current three month period as compared 1998, but remained unchanged as a percentage of sales. This was due to the Company's reorganization program, consolidating all out of state warehouses and offices, and reducing staff and administrative expense. Depreciation and amortization decreased by approximately $13,300 from the comparable quarter in 1998, but increased to 3.4% from 2.4% of sales. This was a result of certain assets relating to the Xerox maintenance business and other discontinued operations being liquidated and written off during the 1998 fiscal year although depreciation relating to the Company's patents remain at the same level.

         Net interest expense decreased by $20,213 from the three month period ending in 1998, and decreased from 1.9% to .78% as a percentage of sales. The expense reduction came about as a result of the reduction in principal balances for notes payable to Sanwa Bank and Horizon Bank. Total bank debt has been reduced by approximately $757,000 since September 30, 1998.

The Six Month Periods Ended March 31, 1999 and March 31, 1998.

         Sales for the current six month period decreased by approximately $1,851,000 or 62% from the comparable six month period in 1998. The decrease was the result of the sale of the Xerox maintenance business during the first quarter of 1998 and the sale of the Siemens maintenance business in the third quarter of 1998. Sales from the current six month period were all derived from sales of parts, equipment or consumables. There were no maintenance related sales during the current six month period.

         Cost of sales decreased by approximately $1,690,600 or 78% for the current six month period again as a result of the sale of the maintenance business. Cost of sales as a percentage of sales decreased from 73% to 42% for the current six month period. The decline in cost of sales was due to higher gross margins on consumable and product sales which constituted the majority of sales during the current fiscal year.

         Selling and administrative expenses decreased by $671,630 or 66% from the prior year six month period. Selling and administrative expense as a percentage of sales decreased from 34% in 1998, to 30% in the six month period in 1999. This was achieved by the Company's continued consolidation and expense reduction program during the current fiscal year. The Company had no development expense during the current fiscal year compared to approximately $3,400 during the prior year six month period. Depreciation and amortization expense decreased by $26,864 or 43% from the six month ended March 31, 1998. The decrease is a result of sale or disposal of assets related to the Company's discontinued or sold maintenance operations.

         Net interest expense decreased by $25,697 or 60% from the comparable six month period in 1998. Reductions in the principal balances for notes payable resulted in the reduced interest expense for the current six month period.



LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents decreased by approximately $384,000 from $522,060 for the period ended September 30, 1998, to $137,945 for the current quarter. As referenced above the Company reduced the principal balance on notes payable to Sanwa and Horizon banks during the six months since September 30, 1998, by approximately $757,000. The reduction was achieved using funds from the Company's IRS tax refund received in October of 1998 and by making monthly principal and interest payments during the six month period in the current fiscal year. The Company believes that its working capital and projected cash flow from operations will be sufficient to meet its ongoing requirements over the next twelve months.

                                     PART II

                                OTHER INFORMATION


Item 2.  Legal Proceedings

         The Company has been informed that OCE Printing Systems USA Inc. has purchased the rights of a former employee as to the ownership of the Patent. In February, 1999 the former employee and OCE Printing Systems USA Inc. filed a lawsuit against the Company in the U.S. District Court in Maryland claiming the employee was the sole inventor and owner of the Patent. The Company believes that the lawsuit is without merit and intends to defend its rights vigorously, although no assurance can be given as to the outcome of the litigation.

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


                                   INTERSCIENCE COMPUTER CORPORATION


Date:    May 11, 1999              /s/ Walter Kornbluh
                                   ---------------------------------------------
                                   Walter Kornbluh, Chairman of the Board,
                                   President and Chief Executive Officer


                                   /s/ Stephen Crosson
                                   ---------------------------------------------
                                   Stephen Crosson, Vice President of Operations and Chief Accounting Officer