Form 10QSB
period 1999-06-30
INTERSCIENCE COMPUTER CORP /CA/
filed 1999-08-16
CIK 907686

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                 --------------

                                   FORM 10-QSB

                                 --------------


              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                                YES [X]   NO [ ]


Number of shares outstanding of each of the issuer's classes of common stock, as of August 10, 1999: 5,236,556 shares of common stock, no par value.

                 Transitional Small Business Disclosure Format:

                                YES [ ]   NO [X]


================================================================================

                        INTERSCIENCE COMPUTER CORPORATION


                                      INDEX


                                                                                    PAGE

PART I - FINANCIAL INFORMATION


Item 1. Financial Statements


Condensed Consolidated Balance Sheets as of June 30, 1999                           3 - 4
   and September 30, 1998


Condensed Consolidated Statements of Operations for the Three
   Months Ended June 30, 1999 and 1998                                                5


Condensed Consolidated Statements of Operations for the Nine                          6
   Months Ended June 30, 1999 and 1998


Condensed Consolidated Statements of Cash Flows for the Nine
   Months Ended June 30, 1999 and 1998                                                7


Note to the Condensed Financial Statements                                            8


Item 2. Management's Discussion and Analysis and Plan of Operation                    9



PART II - OTHER INFORMATION                                                          12

                                     PART 1
                              FINANCIAL INFORMATION

                          Item 1. Financial Statements.

                        INTERSCIENCE COMPUTER CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      June 30, 1999 and September 30, 1998

                                                          Unaudited     Audited
ASSETS                                                     June 30,   September 30,
                                                             1999         1998
CURRENT ASSETS
   Cash and cash equivalents                              $   67,486   $  522,060
   Accounts receivable, net of allowance for doubtful
       accounts of $65,654 and $209,754                      119,488      520,848
   Inventory                                                 162,600         --
   Deferred income taxes                                     250,000      250,000
                                                          ----------   ----------

Total current assets                                         599,574    1,292,908

Property and Equipment, net of accumulated depreciation        8,605       11,703
   of $21,956 and $18,858

OTHER ASSETS
   Patents, net of accumulated amortization                  206,409      242,395
   Deposits                                                   11,280       11,280
                                                          ----------   ----------
Total other assets                                           217,689      253,675

Total assets                                              $  825,868   $1,558,286


      See accompanying note to Condensed Consolidated Financial Statements

                        INTERSCIENCE COMPUTER CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      June 30, 1999 and September 30, 1998


LIABILITIES AND SHAREHOLDERS' EQUITY                            Unaudited       Audited
                                                                 June 30,     September 30,
                                                                   1999           1998
Current Liabilities
   Current portion of long term debt                           $   122,850    $   373,482
   Trade accounts payable                                          221,331        204,918
   Accrued liabilities                                              93,825        292,718
                                                               -----------    -----------
Total current liabilities                                          438,006        871,118

Long term debt                                                      86,905        571,650

                                                               -----------    -----------
Total liabilities                                                  524,911      1,442,768

SHAREHOLDERS' EQUITY
   Common stock, no par value; authorized 10,000,000 shares;
     issued and outstanding 5,236,556 shares                     8,439,230      8,439,230
   Accumulated deficit                                          (8,138,273)    (8,323,712)
                                                               -----------    -----------
Total shareholders' equity                                         300,957        115,518

Total liabilities and shareholders' equity                     $   825,868    $ 1,558,286


      See accompanying note to Condensed Consolidated Financial Statements

                        INTERSCIENCE COMPUTER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       THREE MONTHS ENDED
                                                            June 30,

                                                       1999           1998

SALES                                              $   338,655    $   762,392

COST OF SALES                                          123,599        384,874
                                                   -----------    -----------

GROSS PROFIT                                           215,056        377,518

OPERATING EXPENSES
     Sales and administrative                          274,828        217,363
     Depreciation and amortization                      18,028         27,257
                                                   -----------    -----------
Total operating expenses                               292,856        244,620

Operating income                                       (77,800)       132,898

OTHER INCOME (expense)
     Interest income                                      --            5,548
     Interest expense                                   (3,506)       (23,379)
                                                   -----------    -----------
Total other income (expense)                            (3,506)       (17,831)

Earnings from continuing operations                    (81,306)       115,067

Reorganization Items
     Loss on sale of PLC                                  --          (67,500)
     Professional fees                                    --          (98,390)
     Gain on settlement with unsecured creditors          --          590,356
                                                   -----------    -----------
Total reorganization items                                --          424,466

Income tax (benefit)                                      --         (702,203)

                                                   -----------    -----------
Net Income                                         ($   81,306)   $ 1,241,736
                                                   ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING                                      5,236,556      3,402,156

                                                   -----------    -----------
Net income per common share                        ($     0.02)   $      0.36
                                                   ===========    ===========


      See accompanying note to Condensed Consolidated Financial Statements

                        INTERSCIENCE COMPUTER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       NINE MONTHS ENDED
                                                            June 30,

                                                       1999           1998

SALES                                              $ 1,486,289    $ 3,761,326

COST OF SALES                                          608,946      2,560,842
                                                   -----------    -----------

GROSS PROFIT                                           877,343      1,200,484

OPERATING EXPENSES
     Sales and administrative                          617,011      1,231,177
     Development                                          --            3,230
     Depreciation and amortization                      54,084         90,178
                                                   -----------    -----------
Total operating expenses                               671,095      1,324,585

Operating income (loss)                                206,248       (124,101)

OTHER INCOME (expense)
     Gain on asset sale                                   --          666,263
     Gain on legal settlement                             --          118,038
     Interest income                                        43         18,376
     Interest expense                                  (20,852)       (79,206)
                                                   -----------    -----------
Total other income (expense)                           (20,809)       723,471

Earnings from continuing operations                    185,439        599,370

Reorganization Items
     Loss on sale of PLC                                  --          (67,500)
     Professional fees                                    --          (98,390)
     Gain on settlement with unsecured creditors          --          567,054
                                                   -----------    -----------
Total reorganization items                                --          401,164

Income tax expense (benefit)                              --         (702,203)

                                                   -----------    -----------
Net Income                                         $   185,439    $ 1,702,737
                                                   ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING                                      5,236,556      3,402,156

Net income per common share (basic and diluted)
     From continuing operations                    $      0.04    $      0.18
     From reorganization items                            --             0.32
                                                   -----------    -----------
Net income per common share                        $      0.04    $      0.50
                                                   ===========    ===========


      See accompanying note to Condensed Consolidated Financial Statements

                        INTERSCIENCE COMPUTER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     NINE MONTHS ENDED
                                                                                          June 30,
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                                     1999          1998
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                    $   185,439    $ 1,702,737
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                                               39,084         92,831
     Changes in operating assets and liabilities:
          Accounts receivable                                                        401,360        145,020
          Inventories                                                               (162,600)       477,054
          Prepaid expenses and other receivables                                        --          145,918
          Deposits and other                                                            --           (9,931)
          Accounts payable and accrued expenses                                     (182,480)      (540,806)
          Deferred revenue                                                              --         (141,966)
          Income taxes payable and deferred                                             --         (171,703)
          Insurance Settlement                                                          --          275,000
          Settlement with unsecured creditors                                         86,904       (871,331)
                                                                                 -----------    -----------
Net cash provided by (used in) operating activities                                  367,707      1,102,823

CASH FLOWS FROM INVESTING ACTIVITIES
     Sale of assets                                                                     --          132,641
                                                                                 -----------    -----------

Net cash provided by (used in) investing activities                                     --          132,641

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal reductions of short-term and long-term
          obligations (Pre-payment bank notes)                                      (822,281)    (1,230,932)
                                                                                 -----------    -----------

Net cash provided by (used in) financing activities                                 (822,281)    (1,230,932)
                                                                                 -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (454,574)         4,532

CASH AND CASH EQUIVALENTS, beginning of period                                       522,060        586,811
                                                                                 -----------    -----------

                                                                                 -----------    -----------
CASH AND CASH EQUIVALENTS, end of period                                         $    67,486    $   591,343
                                                                                 ===========    ===========

Supplemental cash flow information
     The Company paid $20,852 in interest during the current nine month period


      See accompanying note to Condensed Consolidated Financial Statements

                INTERSCIENCE COMPUTER CORPORATION AND SUBSIDIARY
                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1.

         The accompanying condensed consolidated financial statements of Interscience Computer Corporation (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's latest Annual Report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1999, and the statements of its operations and its cash flows for the three and nine month periods ended June 30, 1999 and 1998 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year.

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. These interim financial statements for the period ended June 30, 1999, reflect continuing operations; discontinued or sold subsidiaries have been included on a separate line item.

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

         The Company has been informed that OCE Printing Systems USA Inc. has purchased the rights of a former employee as to the ownership of the Patent. In February, 1999 the former employee and OCE Printing Systems USA Inc. filed a lawsuit against the Company in the U.S. District Court in Maryland claiming the employee was the sole inventor and owner of the Patent. The Company believes that the lawsuit is without merit and intends to defend its rights vigorously, although no assurance can be given as to the outcome of the litigation. The lawsuit proceedings also continue at this time.

RESULTS OF OPERATIONS

         The Three Month Periods Ended June 30, 1999 and June 30, 1998.

         Sales for the current quarter decreased by $423,737 or 56% compared to sales for the fiscal quarter ended June 30, 1998. The decrease was attributable to the sale of the Siemens maintenance business during the third quarter of 1998. During the current quarter, the Company had no revenue related to maintenance. Although the revenue for the current quarter decreased, the gross profit as a percentage of sales increased during the current quarter to 64% as compared to 50% in the comparable quarter in 1998. The increased gross profit percentage is attributable to the higher margins associated with product and consumable sales which are now the Company's main source of revenue. The Company's principal product is a liquid Fusing Agent used by the Model 2200 Siemens Printer. The Company sells the Fusing Agent to distributors of the product including OCE Printing Systems, Inc., The Bradshaw Group and NCR Corporation. During the current quarter, sales of Fusing Agent constituted approximately 90% of total revenues compared to 72% for the comparable quarter in 1998.

         Cost of sales decreased by $261,275 or 68% during the current fiscal quarter from the comparable quarter in 1998, again as a result of the sale of the Siemens maintenance service business and reduction of the related costs. Cost of sales as a percentage of sales decreased from 50% in 1998 to 36% for the comparable three month period in 1999. The reduction is related to sale of the Siemens maintenance business and reduction of the employee and parts related expenses associated with the maintenance business. The increase in the percentage of sales of higher profit fusing agent also contributed to reduction in cost of sales as a percentage of sales for the current three month period.

         Selling and administrative expenses increased by approximately $57,000 or 26% during the current three month period as compared 1998. This increase was due to legal fees during the current quarter of approximately $145,000 associated with the ongoing patent interference and Maryland lawsuit. Normal and recurring selling and administrative expense for the quarter decreased by approximately $88,000 or 40% due to the Company's completion of the reorganization program, consolidating all out of state warehouses and offices, and reducing staff and administrative expense. Depreciation and amortization decreased by approximately $9,200 from the comparable quarter in 1998, but increased to 5.3% from 3.6% of sales. This was a result of certain assets relating to the Xerox and Siemens maintenance business and other discontinued operations being liquidated and written off during the 1998 fiscal year although depreciation relating to the Company's patents remain at the same level.

         Net interest expense decreased by $19,873 from the three month period ending in 1998, and decreased from 3% to 1% as a percentage of sales. The expense reduction came about as a result of the reduction in principal balances for notes payable to Sanwa Bank and Horizon Bank. Total bank debt has been reduced by approximately $822,000 since September 30, 1998.

The Nine Month Periods Ended June 30, 1999 and June 30, 1998.

         Sales for the current nine month period decreased by approximately $2,275,000 or 60% from the comparable nine month period in 1998. The decrease was the result of the sale of the Siemens maintenance business in the third quarter of 1998. Sales from the current nine month period were all derived from sales of parts, equipment or consumables. There were no maintenance related sales during the current nine month period. The sale of Interscience PLC as of April 1, 1998, also reduced sales for the current nine month period. PLC contributed $715,000 of fusing agent sales to the comparable period in 1998.

         Cost of sales decreased by approximately $1,951,900 or 76% for the current nine month period again as a result of the sale of the maintenance business. Cost of sales as a percentage of sales decreased from 68% to 41% for the current nine month period. The decline in cost of sales was due to higher gross margins on consumable and product sales which constituted the majority of sales during the current fiscal year. As a result, gross profit as a percentage of sales increased from 32% to 59% during the current nine month period.

         Selling and administrative expenses decreased by $614,166 or 50% from the prior year nine month period. The decrease in selling and administrative expense was achieved in spite of an increase in legal fees as a result of the patent interference and Maryland lawsuit. Selling and administrative expense as a percentage of sales increased from 33% in 1998, to 42% in the nine month period in 1999. The Company had no development expense during the current fiscal year compared to approximately $3,200 during the prior year nine month period. Depreciation and amortization expense decreased by $36,094 or 40% from the nine month ended June 30, 1998. The decrease is a result of sale or disposal of assets related to the Company's discontinued or sold maintenance operations.

         Net interest expense decreased by $58,354 or 74% from the comparable nine month period in 1998. Reductions in the principal balances for notes payable resulted in the reduced interest expense for the current nine month period.

         During the current year there were no gains from asset sales or reorganization items which for the nine month period in 1998 resulted in a total gain of approximately $1,888,000.


LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents decreased by approximately $455,000 from $522,060 for the period ended September 30, 1998, to $67,486 for the current quarter. As referenced above the Company reduced the principal balance on notes payable to Sanwa and Horizon banks during the nine months since September 30, 1998, by approximately $822,000. The reduction was achieved using funds from the Company's IRS tax refund received in October of 1998 and by making monthly principal and interest payments during the nine month period in the current fiscal year. The Company believes that its working capital and projected cash flow from operations will be sufficient to meet its ongoing operational requirements over the next twelve months. The legal expenses of the patent interference and the Maryland lawsuit have been a drain on the Company's cash. The Company has tendered the lawsuits to its Insurance carriers and has taken the position that its defense costs should be covered by its Insurance policies. As of this date the Insurance Companies have not accepted responsibility. The Company has reached an agreement in principal for a $500,000 one year loan from Renaissance Capital Group, Inc. to assist in the future funding of the lawsuits and other matters.

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


                                 INTERSCIENCE COMPUTER CORPORATION


Date:    August 10, 1999              /s/ Walter Kornbluh
                                      -------------------
                                      Walter Kornbluh, Chairman of the Board,
                                      President and Chief Executive Officer


                                      /s/ Stephen Crosson
                                      -------------------
                                      Stephen Crosson, Vice President
                                      of Operations and Chief Accounting Officer