Form 10KSB
period 1999-09-30
INTERSCIENCE COMPUTER CORP /CA/
filed 2000-01-13
CIK 907686

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                  -----------
                                  FORM 10-KSB
                                  -----------

         [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHNAGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended September 30, 1999
                                    or
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
               For the transition period from _____________ to ___________

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

                                   YES X NO__

     Check mark indicates that the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.

                                   YES X NO__

     Check mark indicates that the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for its most recent fiscal year were $1,751,219.

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 17, 1999 was approximately $1,732,000.

Number of shares outstanding of each of the issuer's classes of common stock, as of December 17, 1999: 5,704,556 shares of common stock, no par value.

     The following documents are incorporated by reference into this report:
None.

--------------------------------------------------------------------------------

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

     On March 6, 1997, the Company filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The bankruptcy filing was caused by several factors. The Company made four acquisitions, and the cash flows of the Company were not sufficient to pay the operating expenses and the substantial debt assumed as part of the acquisitions. In addition, the Company was incurring substantial legal expense from six lawsuits which were then pending against the Company.

     The Company's First Amended Plan of Reorganization (the "Plan") was confirmed on April 20, 1998. On December 16, 1998, the Bankruptcy Court issued a final decree formally closing the bankruptcy proceedings.

     The Company's principal product is a liquid fusing agent (the "Fusing Agent") used by the Model 2200 Siemens Printer. The Company distributes the Fusing Agent directly to its end user clients and other operators of the Model 2200 Siemens Printer. The Company also sells the Fusing Agent to NCR Corporation, OCE Printing Systems, Inc. ("OCE") and The Bradshaw Group. During the 1999 Fiscal Year, sales of the Fusing Agent constituted approximately 77% of the Company's total revenue.

RECENT DEVELOPMENTS

     On September 17, 1999, the Company acquired the assets of Camino Software Systems, Inc. ("Camino") for 468,000 shares of the Company's common stock and assumed $315,172 of certain Camino liabilities. The Company had considered over 65 companies as possible acquisition candidates prior to the acquisition of the Camino Assets. The Camino Assets consisted of the name, Camino Software Systems, Inc., the data storage management software, certain business contracts and intangible personal property. Camino had developed the powerful Highway Server hierarchical storage management ("HSM") software. The Company intends on improving customer service and continuing development of its HSM technology.

     The Company believes that the acquisition of Camino will allow diversification of its revenue base and augment the declining revenues from the traditional fusing agent and toner business that support the high speed printing industry. The Company's fusing agent business has always been profitable. However, this business is declining as the machines using this product age and are being replaced. In addition, the chemical used in the product cannot be manufactured after January 1, 2003. Accordingly management had been searching for an acquisition or merger partner to add to the fusing agent business.

     As of the date of this filing the Company has resolved all disputes with OCE Printing Systems, USA Inc. and OCE GmbH ("OCE"). The matters resolved included (a) a patent interference proceeding relating to the Company's fusing agent patent, (b) a lawsuit brought by OCE and a former employee of the Company contesting the Company's ownership of the fusing agent patent, and ( c) certain antitrust claims by the Company against OCE. The settlement included (a) a payment by OCE to the Company of $950,000, (b) an agreement by OCE not to challenge the fusing agent patent, and ( c) a mutual release of all claims which either party has against the other.

CAMINO - PRODUCT DESCRIPTION

     Camino's Highway Server software provides a unique solution for addressing the increasing need for sophisticated management of data. Designed to meet the data storage management requirements for local area networks (LAN), wide area networks (WAN), and intranet environments, the Highway Server offers its users the ability to more efficiently manage available storage within a multi-server environment where mass storage devices are used to increase storage capacity. As more and more companies move away from mid and main frame computer to networked systems to meet their computing requirements, the need for more sophisticated software to emulate the flexibility and power of mid and main frames has become more acute. With the exponential growth of information, data storage requirements have also grown exponentially. The result has been that network managers are having to deal with the re-occurring "out of disk space" problem on their company's network. Though hardware cost for storage continues to come down, the cost of managing the data being stored has not. Human intervention is still required on the part of network managers to determine which data files on the system need to be "on-line", "near-line", or are used sufficiently infrequently to be relegated to "off-line" storage. This sophisticated hierarchical storage management (HSM) is the domain of the Highway Server.

     Developed in conjunction with Novell's NetWare 4.X, the Highway Server is able to work in a multi-server and multi-platform environment, enabling the user to better utilize the storage capacity available throughout the network. Based upon user defined parameters, the software will automatically migrate minimally used files to designated storage devices, hard drives, RAID, magnetic optical, tape, or any other type of mass storage device. This migration is seamless and transparent to the user. As the server's file system begins to fill up, the Highway Server automatically transfers or migrates old, seldom accessed files to user defined medium to make room for newer, more frequently accessed files. The directory entry is modified which enables the system to quickly locate and retrieve the file when needed. The user is unaware that the file has been migrated and no longer resident at the original site. Generally, this migration is desired to free up space in the more expensive storage medium, moving the data to less expensive medium, such as removable optical drives. The uniqueness of the program is that it enables the user to designate under what conditions the files should be migrated and where the files should be migrated, i.e., all financial files to one location, correspondence files to another, etc. In the case of mass storage devices using removable optical medium, this is particularly important. Whereas other HSM programs manage multi-disk hardware as one large repository, scattering data throughout the system, the Highway Server enables the user to designate what data goes to which disk, thus enabling related data to be organized and stored on a specific disk rather than be scattered throughout the storage device. A disk can then be removed to off-line storage and more easily indexed, making retrieval considerably more efficient. The Highway Server can accommodate virtually unlimited volumes of information. Efficient management of data has and will continue to be one of the foremost problems associated with the "information age". The Company believes the Camino Highway Server represents the most efficient solution to data management in the networked environment.

MARKET

     One of the foremost challenges for information managers is balancing the requirements of storing and managing increasingly large amounts of information in a cost effective manner. As equipment costs come down, the human intervention side represents an increasingly higher percentage of the cost associated with data management. It is estimated that more than 66% of the cost associated with managing information is attributable to manual intervention on the part of the network managers and that the cost to businesses for this people related expense is in the range of $180 billion per year.

     As the trend moves away from main and mid-frame computing to networked computing increases, management believes that the market for network storage management solutions will grow exponentially. The advent of multi-server environments, where there are often 50 to 100 plus servers and hundreds of users has created the need for increasingly sophisticated software to manage the gigabyte and terabytes of data. Though it is difficult to project the market for the Highway Server based upon the numbers of new servers put on-line every year, the existing Novell based operating systems alone account for an estimated 50 million users and 3.2 million servers. International Data Corporation, a market research firm in Framingham, Massachusetts, has estimated that network storage and access (multi-user disk subsystems) will grow by 40% from a $25 billion market in 1998 to more than $35 billion by year 2000.

     The development and implementation of network-attached storage (NAS) and storage area networking (SAN) solutions is increasingly becoming the answer to dealing with this explosion of data storage required for the networked environment. These systems essentially allow multiple servers to share a common storage system or device. This trend towards migrating data from local servers to mass storage devices is reflected in the high growth rate seen in optical disk drives, libraries, disk arrays, and other types of removable disk storage devices in the last few years. According to a Disk/Trends report, removable data storage products 1999 sales are projected to be over $4.5 billion, with growth forecast at over 16% per year through 2001.

     The Highway Server is targeted at this growing need for efficient management of large amounts of data. As the cost of storage comes down, there has been a tendency on the part of computer users to store more and more data for longer periods of time. Data warehousing is increasingly becoming the normal way to handle this data. Larger companies use historical data for decision support and business intelligence. Because data warehousing encompasses years of historical information, the storage requirements are enormous. The Highway Server's ability to automatically manage large amounts of data makes it an ideal solution. For companies that extract information from disparate platforms, such as NT, UNIX, OS/2, Mac and mainframes, the Highway Server's ability to handle cross-platform data is a major attraction. As document imaging, multi-media, video, and the internet become an increasing part of the normal course of business, the demands for efficient data storage and its management become more and more acute. Any company with a Novell server is a potential customer for the Highway Server, the Company intends to continue to focus on the fortune 2000 companies and all current and future Novell Netware clients as the intended market

COMPETITION

     Although there are several HSM products in existence, management believes that the Company's product competes only with computer systems utilizing the Novell operating system. For example, products which run only on the Microsoft NT platform would not be considered direct competition to the Company's Highway Server. Computer Associates has an HSM product that is currently in use for Novell customers. However, Computer Associates has announced that it would not be upgrading its current HSM product to work with the Novell 5.X operating system. Management believes that the Highway Server is the only HSM product that is compatible with Novell's 5.X operating systems which is Novell's latest technology.

STRATEGY

     To date, marketing of the product has been through placement of advertisements in one trade publication, NetWare Connection, a Novell publication, participation in four trade shows, and a seminar given at one of the Novell centers in cooperation with Novell and Sony Corporation. A public relations firm retained by Camino has placed articles on the product in numerous trade publications. Camino is in the early stages of cultivating relationships with a number of VAR's (value added reseller). The current VAR's have had a focus and primary expertise in the storage technology area.

     The marketing strategy is to maintain and expand the placement of advertising in trade publications, continued participation in trade shows, exchange Internet links with strategic partners, and to conduct additional seminars in conjunction with Novell and hardware manufacturers of storage devices. The placement of articles has been an effective tool in generating leads and in getting the technical story out about the Highway Server and will continue to be an important marketing tool.

     The Company's plan for facilitating better entry into the marketplace is to initially hire 4 regional sales managers to work in developing and servicing the VAR network. Regional sales managers will be placed in the Northeast/Mid-Atlantic, Mid-West, South and West regions. The Western region will be covered initially by the Vice President of Sales. Besides developing and providing support for the VAR network, these regional sales managers will be tasked with marketing directly to those companies which prefer not to use VAR's but would rather do business directly with the Company. Direct contact will be made with the MIS staffs of the fortune 1,000 companies. Also, the regional marketing managers will participate in Novell/Partners seminars and local trade shows.

     The Company also plans to develop strategic partnerships with hardware manufacturers whose products either require or can be enhanced by the use of Camino software products. Many of the manufacturers of mass storage devices have intentionally stayed away from developing sophisticated software, leaving this domain to the companies specializing in this area. As the number of companies manufacturing removable optical devices, such as CD-ROM and DVD-ROM increase and the market expands, it is anticipated that the opportunities for the Company to expand its market base for its products will increase accordingly. Initially, private label storage library will be explored. Ideally, a "Black Box" Virtual Network Attached Storage solution consisting of hardware (LAN server w/hard drives, M/O storage library) and software (Novell Netware and Highway Server licenses) would be most profitable for all (including VAR's who prefer to sell bundled solutions which are less prone to deep commodity type discounting).

     The Company's Highway Server product is not currently protected by copyright or patent although the Company's counsel is reviewing whether to seek copyright protection. Management intends that all future products developed will be protected by patent or copyright to the extent practicable.

     The Company's fusing agent business has always been profitable and continues to generate current profits. However, this business is declining as the machines using this product age and are being replaced. In addition, the chemical used in the product cannot be manufactured after January 1, 2003. The Company will continue to service the fusing agent customers until the end of life of the machines or product while it expands the new Camino software business. The Company is presently exploring the possibility of selling the fusing agent business.

Item 2. DESCRIPTION OF PROPERTY

     As of December 1, 1999, the Company leases one warehouse in Los Angeles pursuant to a three-year lease expiring February 2001 at a rent of $4,700 per month, and one office facility in Agoura Hills, California for the Company's executive offices pursuant to a lease extension expiring January 31, 2000, at a rental rate of $2,807 per month. The Company is currently negotiating to extend the lease for another year at a similar monthly rate. The warehouse in Los Angeles has 10,500 square feet and the office in Agoura Hills has 2,362 square feet.

Item 3. LEGAL PROCEEDINGS

     As of the time of this filing, the Company has settled all disputes with OCE Printing Systems, USA Inc. and OCE Gmbh. See "Business - Recent Developments". Under the settlement, the Company will retain all rights to its Fusing Agent patent, and all lawsuits pending between the Company and OCE will be dismissed. The Company has received $950,000 from OCE and both sides have released all claims against each other, including the antitrust claims referenced to in the next paragraph.

     The Company was a plaintiff in a class action suit against Siemens Nixdorf Printing Systems, OCE Printing Systems and NCR Corporation. While the Company withdrew as a named plaintiff in 1997, the Company retained the right to participate as a class member. The class has been certified and is currently under appeal by the defendants. Since that time the Company has settled with both NCR Corporation and, as indicated, OCE Printing Systems, USA Inc. and OCE GmbH. The Company retains all rights against Siemens Corporation for any acts of Siemens prior to April 1, 1996 which affected the Company. The Company will decide the best course of action as to its rights against Siemens Corporation during the first quarter of the year 2000.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of the security holders.

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock is currently traded in the OTC Electronic Bulletin Board under the symbol "IEIC". The following table sets forth the high and low sales prices for the Common Stock during the two most recent fiscal years. The prices do not include retail mark-ups, mark-downs or fees.

                                                         Common Stock Sales Prices
 Year Ended September 30, 1998                             High             Low
 -----------------------------                           ---------         -------
October 1, 1997 - December 31, 1997                       $  .938          $  .563

January 1, 1998 - March 31, 1998                          $  .750          $  .281

April 1, 1998 - June 30, 1998                             $  .750          $  .375

July 1, 1998 - September 30, 1998                         $ .6875          $  .438

Year Ended September 30, 1999
-----------------------------

October 1, 1998 - December 31, 1998                       $  .500          $  .281

January 1, 1999 - March 31, 1999                          $  .906          $  .438

April 1, 1999 - June 30, 1999                             $  .630          $  .375

July 1, 1999 - September 30, 1999                         $  .880          $  .406

October 1, 1999 - December 31, 1999                       $  1.25          $  .562


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

OVERVIEW

     The Company was organized in 1983 to be a third-party provider of maintenance services for computer hardware and related peripheral equipment. On March 6, 1997 and the Company filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The bankruptcy filing was caused by several factors. The Company had made four acquisitions, and the cash flow of the Company was not sufficient to pay the operating expenses and the substantial debt assumed as part of the acquisitions. In addition, the Company was incurring substantial legal expense from lawsuits which were then pending against the Company.

     The Company's business plan had been to expand its maintenance services through these acquisitions to include maintenance on Xerox machines as well as those manufactured by Siemens. The Company was not able to operate the Xerox maintenance business on a profitable basis and it was sold effective November 1, 1997, with the approval of the Bankruptcy Court. Subsequently, in May 1998, the Company sold the remaining maintenance business as part of the reorganization plan. As of the date of this report the Company has completely divested itself of all contracted maintenance. The Company continues to sell parts associated with Xerox and Siemens high speed laser printers as part of its continuing operations. Substantially all of the Company's revenues are now generated from the sale of consumable products used by high speed production printers to historical maintenance clients and other users of the equipment.

     On April 20, 1998, the Bankruptcy Court confirmed the Company's Plan of Reorganization. Distributions to creditors, as required under the Plan, have been made and, on December 16, 1998, the Bankruptcy Court issued a final decree formally closing the bankruptcy proceedings.

     The Company's principal consumable product is Fusing Agent used by the Model 2200 Siemens Printer. In July 1994, the U.S. Patent and Trademark Office issued a patent to the Company for the use of the Fusing Agent in the cold or vapor fusion laser printing process. The Company currently sells the Fusing Agent directly to its historical maintenance clients and distributes the Fusing Agent to other operators of the Model 2200 Siemens Printer. The Company also sells the Fusing Agent to NCR Corporation, OCE, and the Bradshaw Group. During the 1999 Fiscal Year, sales of Fusing Agent constituted approximately 77% of the Company's total revenue. The Company expects that U.S. sales of the Fusing Agent will decrease in the future as the Model 2200 Siemens Printer is gradually replaced by newer models of printers that do not use the Fusing Agent. The Company is currently exploring the possibility of selling the fusing agent business.

     On September 17, 1999, the Company acquired the assets of Camino Software Systems, Inc. a California based software company whose principal product is called "Highway Server" software. Camino provides a unique solution for addressing the increasing need for sophisticated management of data. The product was developed in conjunction with Novell's Netware. The Highway Server is able to work in a multi-server and multi-platform environment, enabling the user to better utilize the storage capacity available throughout the network. The Company currently sells the product to fortune 1000 companies. The following companies are currently using the Camino Highway Server Software, Baxter Healthcare, Hughes Communications, Polygram Records, Royal Canadian Mounted Police, United Technologies and U.S. Department of Engery to list a few. The Company plans to increase the advertising and marketing of the product jointly with Novell and Hewlett Packard who will also be referenced in some of the marketing material and advertising. The Company plans to participate in at least four trade shows per year taking advantage of being in the Novell partner pavilion for the large shows such as COMDEX. The Company also will give at least six seminars at Novell regional offices with the first seminar scheduled for February 2000. Novell will provide the facility and sales personnel, Hewlett Packard will provide hardware (optical jukebox) and Camino will provide the software and educate the potential customers as to the benefits and ease of use of the Highway Server. The Company also has plans to distribute the product internationally as well as through value added resellers who can also be trained to sell and install the product.

RESULTS OF OPERATIONS

           FISCAL YEARS ENDED SEPTEMER 30, 1999 AND SEPTEMBER 30, 1998

     Sales for the fiscal year ended September 30, 1999 decreased by approximately $2,358,000 or 57% from sales in the prior year. The decrease in total sales for fiscal year 1999 was attributable to the decline of fusing agent sales which corresponds with the decrease in the number of machines in use. The sale of Fusing Agent represented 77% of total revenue as compared to 74% for fiscal year 1998. The other 23% of the total revenue were made from sales of toner, parts and equipment sales relating to Siemens and Xerox high speed printers. The reduction in total revenue was also affected by the sale or discontinuance of all maintenance contracts during fiscal year 1998.

     Cost of sales decreased from approximately $2,667,000 or 65% of sales to $720,000 or 41% of sales for the fiscal year 1999. The decrease in cost of sales included higher profits for sale of parts and equipment written down during the reorganization and continued high margins on the sale of fusing agent. Gross profit as a percentage of sales increased from 35% in 1998 to 59% in 1999 reflecting lower cost of items being sold during the fiscal year 1999.

     Selling and administrative expenses decreased by $264,103. However, as a percentage of sales, these expenses increased from 26% to 45% during fiscal year 1999. Although the reorganization substantially reduced these overhead expenses the full amount of savings was not realized during the fiscal year due to additional legal expenses relating to litigation involving the Company's patent which has now been resolved. Depreciation and amortization increased by approximately $17,000 during the fiscal year 1999 due to addition of capital assets. Total operating expenses decreased by approximately $247,000 or 22% as compared to the prior year as a result of completion of the overhead reduction plan as part of the Company's reorgainization.

     Other income and expense for the current year was an addition to income of approximately $97,000 as compared to approximately $76,000 in additional expense for fiscal year 1998. Other income and expense is made up of three components, interest income, interest expense and for the fiscal year 1999 a gain on legal settlement. Interest income decreased by approximately $17,850 from $17,894 in 1998 to $43 in 1999, as the Company's interest bearing assets were reduced as part of the reorganization plan and for the current year were minimal. Interest expense decreased by approximately $69,500 or 74% as compared to fiscal year 1998, resulting from reductions of interest bearing notes during the reorganization and the subsequent payments during the fiscal year 1999. The reason for the additional income during the current fiscal year is the Company's settlement with NCR Corporation one of the defendants in the Mailers Data Services, Inc., et al., v. Siemens Nixdorf Printing Systems, L.P., et al. case on September 10, 1999. The Company has retained its rights against the other two defendants in the case.

The Company posted net income during fiscal year 1999 of approximately $253,000 as compared to $2,789,500 in fiscal year 1998. The profit in fiscal year 1999 was all from continuing operations in contrast with the 1998 net income which included, income tax benefit of $902,471, income from discontinued operations of $332,471 and gain on creditor settlements of $1,450,380. The Company's reorganization plan completion created these additional income benefits for fiscal year 1998. The Company made no provision for taxes for fiscal year 1999 as a result of tax loss carry forwards created during the reorganization. The Company could receive future tax benefits based on the prior years losses when the inventory that was written down is sold or abandoned. The Company has provided a valuation allowance of $2,569,381 on the net operating loss carry forwards since it is not more likely than not that all the net operating losses will be realized.

LIQUIDITY AND CAPITAL RESOURCES

     During fiscal year 1999, the Company's cash position decreased by approximately $58,000 from $522,000 on September 30, 1998 to $464,000 on September 30, 1999. During fiscal year 1999, the Company reduced long term debt by approximately $330,000. The principal balance due to Sanwa Bank was approximately $887,000 as of September 30, 1998 and the principal balance due to Sanwa as of September 30, 1999 was approximately $85,000. In addition to payments made from cash generated from operations, the Company utilized a portion of a tax refund to further reduce the principal balance due Sanwa. The total principal reduction of the Sanwa note during the fiscal year 1999 was approximately $802,000. The Company will need additional capital to carry out the business plan which now focuses on the sales and marketing of the Camino "Highway Server" product and is currently looking at all possibilities for additional investment. The Company believes that cash generated from operations will be sufficient to fund a scaled down business and marketing plan if necessary. In September 1999 the Company obtained an unsecured $500,000 loan from Renaissance Capital Group at 8%, Renaissance is the Company's largest shareholder. The note matures on October 31, 2000. The Company is required to make monthly payments of interest only of $3,333 beginning on October 1, 1999.

BACKLOG

     The Company's total backlog for fusing agent orders as of September 30, 1999 was approximately $137,000 and the backlog for the Camino software products was approximately $60,000. Backlog consists of the total amount of orders for products that remain to be filled. All such backlog revenues were realized during the three-month period ending December 31, 1999.

Item 7. FINANCIAL STATEMENTS

          The following is a list of financial statements filed herewith:

          Balance Sheets as of September 30, 1999 and September 30, 1998

          Statements of Operations for the years ended September 30, 1999 and
          1998

          Statements of Shareholder's Equity (Deficit) for the years ended September 30, 1999 and 1998

          Statements of Cash Flows for the years ended September 30, 1999 and
          1998

          Notes to Financial Statements


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in accountants or disagreements during the fiscal year covered by this report.

Item 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     As of December 15, 1999, the directors and executive officers of the Company are as follows:


                Name                      Age               Position
                ----                      ---               --------

         Joseph R. Mancuso, Ph.D.          57              Director

         George O. Harmon                  75              Director

         Norman Baker                      59              Director

         Robert Pearson                    64              Director

         Kyo Paul Jhin                     66              Director

         Walter Kornbluh                   68              President, Chief Executive Officer
                                                           and Chairman of the Board

         Stephen Crosson                   40              Chief Operating Officer,
                                                           Secretary and Treasurer

         Barry Lederman                    51              Vice President of Marketing

         Neil Murvin                       48              Vice President of Technology

         C.A. Vitagliano                   60              Vice President of Sales


     Joseph Mancuso, Ph.D. Dr. Mancuso became a director of the Company in September 1993 following the closing of the Company's initial public offering. Since 1978, Dr. Mancuso has been the publisher of the Entrepreneurial Manager's Newsletter and the principal of both the Center for Entrepreneurial Management, Inc., and the Chief Executive Officers Club. He is a director of the Globus Growth Group, a venture capital firm.

     George Harmon, Mr. Harmon became a director of the Company in September 1993 following the closing of the Company's initial public offering. From March 1988 to the present, Mr. Harmon has been the Chairman of the Board and the Chief Executive Officer of Harmon Associates, and since March 1987 he has been the Chairman of the Board of Omnidata Corporation, a netware company. Mr. Harmon is a director of Cirvis Inc., a computer service firm.

     Norman Baker, Mr. Baker a U.K. national, joined the Company in January 1994 as Managing Director of Interscience Computer Corporation-PLC. Mr. Baker has for the past fifteen years been a director and associate of N.B. Direct Mail Ltd., a U.K. domiciled direct marketing, research and mailing operation. Mr. Baker was elected to the Company's board in March 1995.

     Robert Pearson, Mr. Pearson who became a director in 1997 has been associated with Renaissance Capital Corporation ("RCC") since April of 1994. RCC is the Investment advisor of the controlling shareholder of the Company. Presently, Mr. Pearson serves as a Senior Vice President and Director of Corporate Finance of RCC. He has served as Executive Vice President of the Thomas Group from May 1990 to March 1994. For 25 years, Mr. Pearson held various senior management positions at Texas Instruments, including Vice President of Finance from October 1983 to June 1985. Mr. Pearson holds directorships in the following companies: Poore Brothers, Inc., which manufactures and distributes snack food products and Tava Technologies, a provider of systems integration and information technology.

     Dr. Kyo Paul Jhin, Dr. Jhin was elected a member of the Board of Directors of the Company at the meeting of the Board on September 28, 1999. Dr. Jhin is Director of the National Asian Pacific Center on Aging. He also served as Director of International Programs for the Korean Vietnam Memorial National Education Center. He was Executive Assistant to the Secretary, Department of Veterans Affairs Washington D.C. from 1990 to 1993.

     Walter Kornbluh, Mr. Kornbluh joined the Company in May 1997 and became a director in April 1998. Mr. Kornbluh is a licensed Certified Public Accountant in the States of California and New York. For the past 10 years he has been the President and majority owner of Workout Specialist Inc., a firm that specializes in assisting companies with financial problems. He spent 17 years as President of Marathon Office Supply, Inc., a public company whose stock was listed on the American Stock Exchange.

     Stephen Crosson, Mr. Crosson first joined the Company in March 1985 and was manager of accounting, government contracts and logistics. In September of 1989, Mr. Crosson became a financial analysis officers with First Interstate Bank of California. In March 1992, Mr. Crosson joined the Company again as Director of Operations, and in April 1995, he became Vice President of Operations. In January 1997 Mr. Crosson became Secretary of the Corporation and in April of 1998 he became Treasurer.

     Barry Lederman, Mr. Lederman joined the Company as Vice President of Marketing in September 1999 as part of the acquisition of Camino. In 1978 Mr. Lederman co-founded CharterHouse Software Corporation, a California based developer of PC and LAN based accounting software. Prior to founding CharterHouse, he was Director of Technical Services for the Bekins Van Lines Company. He is a graduate of CCNY School of Engineering where he received a BS in 1970 and a MS in 1973 in computer science. He was a Senior Computer Systems Scientist on the NASA sponsored Landsat project while at CCNY.

     Neil Murvin, Mr. Murvin joined the Company as Vice President of Technology in September 1999 as part of the acquisition of Camino. He is responsible for all software design and development for the Company. He was co-founder of CharterHouse Software Corporation in 1978. Prior to founding CharterHouse, he was the director of systems and programming for the Bekins Van Lines Company and has been a manager of application programming for Price Pfister. A graduate of UC Irvine, he received a BS in Computer Science in 1973.

     C.A. Vitagliano, Mr. Vitagliano joined the Company as Vice President of Sales in September 1999 as part of the acquisition of Camino. Prior to joining Camino, he was the Western Region Manager for Standard Microsystems Corporation. Prior to that he was the Western Regional Manager for Proteon, Inc., a worldwide provider of advanced internet solutions for multi-protocol IBM-SNR environments. From 1989 to 1992 he was Vice President for the Optical Disk Products Division of Toshiba America. From 1979 to 1982 he was the Western Regional Director for Olivetti Corporation of America.

DIRECTOR COMPENSATION

     Directors do not receive any annual compensation. Outside directors receive $1,000 each for each meeting attended and reimbursement for out-of-pocket expenses for attending meetings.

Item 10. EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by the Company for its fiscal years ended September 30, 1999, and September 30, 1998 to its Chief Financial Executive Officer (the "Named Executive Officer"). No other executive officer received compensation which exceeded $100,000 for the fiscal year ended September 30, 1999.


                                     ANNUAL COMPENSATION(1)

                                  FISCAL YEAR                               ALL
NAME AND                              ENDED                                OTHER
PRINCIPAL POSITION                SEPTEMBER 30,   SALARY       BONUS    COMPENSATION
------------------                ------------    ------     ---------  ------------
Walter Kornbluh,                     1999         $150,000       --         --
President, Chief Executive           1998         $150,000       --         --
Officer and Chairman
of the Board
Stephen Crosson,                     1999         $120,000       --         --
Vice President, Secretary            1998         $ 97,083       --         --
and Treasurer


Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 17, 1999 by (I) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's directors; (iii) the named Executive Officer; and (iv) executive officers and directors of the Company as a group:


                                                           COMMON STOCK(1)
                                                     ----------------------------
                                                     NUMBER OF      PERCENTAGE OF
    NAME AND ADDRESS(2)                                SHARES       OUTSTANDING(3)
    --------------------                             ---------      --------------
Frank J. LaChapelle(4)                                 835,000             14.63

George O. Harmon                                        70,000(6)           --

Joseph R. Mancuso                                       56,500(6)           --

Robert Pearson(5)                                         --                --

Norman Baker                                            85,000(6)           --

Kyo Paul Jhin                                          166,696              --

Walter Kornbluh                                        750,000(8)          11.87

Stephen Crosson                                        458,800(9)           7.51

Renaissance Capital Growth &
Income Fund III, Inc.                                2,500,000(7)          38.73
     8080 N. Central Expressway
     Suite 210
     Dallas, Texas 75206

All executive officers and
     directors as a group
     (7 persons)                                     1,586,996             23.10

--------------------------------------------------------------------------------

(1) As used herein, the term beneficial ownership is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power and/or sole or shared investment power subject to community property laws where applicable.

(2) The address of each person is c/o the Company at 5236 Colodny Drive, #100, Agoura Hills, California 91301.
(3) Based on 6,858,556 shares of Common Stock outstanding which includes all warrants outstanding, as of December 17, 1999, represents to Company's estimate of shares outstanding on the date of filing this report.
(4) All shares are held in the LaChapelle Family Trust with respect to which Mr. LaChapelle exercises voting and investment power.
(5) Does not include any shares owned by RCC. Mr. Pearson is an executive officer of RCC.
(6) Includes three year warrants to purchase 50,000 shares of Common Stock of the Company at $1.00 per share.
(7) According to Schedule 13D, dated September 13, 1994, filed with the Commission, RCC is the investment advisor of Renaissance Capital Growth & Income Fund III, Inc. (the "Fund"). The Fund owns 1,750,000 shares of the Company's Common Stock and has three year warrants to purchase 500,000 shares of Common Stock at $1.00 per share and three year warrants to purchase 250,000 shares of Common Stock at $.50 per share.
(8) Includes currently exercisable options to purchase 300,000 shares from RCC at $2.00 per share and 120,000 shares from Frank LaChapelle at $3.00 per share and 180,000 shares from LaJolla Cove Investors for $1.80 per share and 12,000 shares from the Company at $.56 per share.
(9) Includes currently exercisable options to purchase 200,000 shares from RCC at $2.00 per share and 80,000 shares from Frank LaChapelle at $3.00 per share and 74,800 shares from LaJolla Cove Investors at $1.80 per share and 48,000 shares from the Company at $.56 per share.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During fiscal 1999 and 1998 the Company paid $111,400 and $40,000, respectively, in consulting fees to a firm owned by the Company's Chairman of the Board.

     On April 1, 1998, Interscience PLC, the Company's subsidiary in the U.K. ("PLC") was sold to Mr. Norman Baker. Payment for the acquisition included an initial $10,000 payment and a royalty agreement that calls a charge of $10 per case to be paid for each case of fusing agent sold by PLC starting in May 1999. The Company and PLC continue to work on consumable distribution projects that involve both U.S. and European sales efforts. Mr. Baker remains a current member of the Company's Board of Directors.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

     10.1 Settlement Agreement dated December 29, 1999 among OCE Printing Systems U.S.A. Inc., OCE Printing Systems, G.m.b.H. and Interscience Computer Corporation

     (a)  Exhibits - Exhibit 27 Financial Data Schedule

     (b)  Reports on Form 8-K.  None

                                   SIGNATURES


     In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  INTERSCIENCE COMPUTER CORPORATION

                                  By /s/ WALTER KORNBLUH
                                     ---------------------------------------
                                     Walter Kornbluh, Chairman of the Board,
                                     President and Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                          Capacity                          Date
         ---------                          --------                          ----
/s/ WALTER KORNBLUH                 Chairman of the Board,             January 7, 2000
------------------------------      President and Chief
Walter Kornbluh                     Executive Officer

/s/ STEPHEN CROSSON                 Chief Operating Officer,           January 7, 2000
------------------------------      Secretary and Treasurer
Stephen Crosson                     and Principal Financial and
                                    Accounting Officer

/s/ JOSEPH R. MANCUSO               Director                           January 7, 2000
------------------------------
Joseph R. Mancuso

/s/ GEORGE O. HARMON                Director                           January 7, 2000
------------------------------
George O. Harmon

/s/ NORMAN BAKER                    Director                           January 7, 2000
------------------------------
Norman Baker

/s/ ROBERT PEARSON                   Director                          January 7, 2000
------------------------------
Robert Pearson

/s/ KYO PAUL JHIN                   Director                           January 7, 2000
------------------------------
Kyo Paul Jhin


                                              INTERSCIENCE COMPUTER CORPORATION


                                                                       CONTENTS

================================================================================



       INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT               3



       FINANCIAL STATEMENTS

           Balance sheets                                             4

           Statements of operations                                   5

           Statements of shareholders' equity                         6

           Statements of cash flows                                   7



       NOTES TO FINANCIAL STATEMENTS                               8-22

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT


To the Board of Directors and Shareholders
Interscience Computer Corporation


We have audited the accompanying balance sheets of Interscience Computer Corporation as of September 30, 1999 and 1998 and the related statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interscience Computer Corporation as of September 30, 1999 and 1998 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



                                                     BDO Seidman, LLP



Los Angeles, California
November 5, 1999

                                               INTERSCIENCE COMPUTER CORPORATION


                                                                  BALANCE SHEETS

================================================================================

September 30,                                                 1999          1998
--------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
   Cash and cash equivalents                            $  464,311    $  522,060
   Accounts receivable, net of allowance
     for doubtful accounts of
     $53,687 and $209,754 (Note 8)                          45,444       520,848
   Inventories (Notes 3 and 8)                             208,442          --
   Deferred income taxes (Note 9)                          250,000       250,000
--------------------------------------------------------------------------------

Total current assets                                       968,197     1,292,908
--------------------------------------------------------------------------------


PROPERTY AND EQUIPMENT, net of accumulated
   depreciation of $22,989 and $18,858 (Note 4)              7,746        11,703

SOFTWARE (Note 11)                                         502,372          --

PATENTS, net of accumulated amortization of
   $318,803 and $233,473 (Note 2)                          414,951       242,395

OTHER ASSETS
   Deposits                                                 11,280        11,280
--------------------------------------------------------------------------------

Total assets                                           $ 1,904,546   $ 1,558,286
================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Trade accounts payable                               $ 232,815     $ 204,918
   Accrued liabilities                                    271,516       292,718
   Accrued legal costs                                    229,907             -
   Current portion of long-term debt
     (Note 8)                                             114,607       373,482
--------------------------------------------------------------------------------

Total current liabilities                                 848,845       871,118

LONG-TERM DEBT, less current portion
     (Note 8)                                             500,000       571,649
--------------------------------------------------------------------------------

Total liabilities                                       1,348,845     1,442,767
--------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES  (Note 2 and 7)

SHAREHOLDERS' EQUITY (Note 5)
   Preferred stock, no par value; authorized
     1,000,000 shares; no shares are issued
     and outstanding                                            -             -
   Common stock, no par value; authorized
     10,000,000 shares; issued and outstanding
     5,704,556 and 5,188,487 shares                     8,626,430     8,438,230
  Accumulated deficit                                  (8,070,729)   (8,323,712)
--------------------------------------------------------------------------------

Total shareholders' equity                                555,701       115,518
--------------------------------------------------------------------------------

Total liabilities and shareholders' equity            $ 1,904,546   $ 1,5558,286
================================================================================

                                 See accompanying notes to financial statements.

                                               INTERSCIENCE COMPUTER CORPORATION


                                                        STATEMENTS OF OPERATIONS

================================================================================
Years ended September 30,                                  1999             1998
--------------------------------------------------------------------------------

SALES (Note 2)                                      $ 1,751,219     $ 4,109,318

COST OF SALES                                           719,839       2,667,270
--------------------------------------------------------------------------------

GROSS PROFIT                                          1,031,380       1,442,048
--------------------------------------------------------------------------------

OPERATING EXPENSES
     Sales and administrative                           786,029       1,050,132
     Depreciation and amortization                       89,461          72,117
--------------------------------------------------------------------------------

Total operating expenses                                875,490       1,122,249
--------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS                       155,890         319,799
--------------------------------------------------------------------------------

REORGANIZATION ITEMS
     Professional fees                                     --           139,246

OTHER INCOME (EXPENSE)
     Interest income                                         43          17,894
     Interest expense                                   (24,479)        (94,137)
     Gain on legal settlement (Note 12)                 121,529            --
--------------------------------------------------------------------------------

Total other income (expense)                             97,093         (76,243)
--------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS BEFORE                252,983         104,310
     INCOME TAX

INCOME TAX BENEFIT (Note 9)                                --           902,471
--------------------------------------------------------------------------------

NET INCOME FROM CONTINUING OPERATIONS                   252,983       1,006,781
--------------------------------------------------------------------------------

DISCONTINUED OPERATIONS (Note 10):
     Loss from discontinued operations, net of             --           (80,961)
       income tax benefit of $27,500
     Gain on disposal, net of income taxes of $140,600     --           413,432
--------------------------------------------------------------------------------

INCOME BEFORE EXTRAORDINARY ITEM                        252,983       1,339,252
--------------------------------------------------------------------------------

EXTRAORDINARY ITEM:
     Gain on creditor settlements (Note 1)                 --         1,450,380
--------------------------------------------------------------------------------

NET INCOME APPLICABLE TO COMMON STOCK               $   252,983     $ 2,789,632
================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING
     Basic                                            5,253,225       2,880,929
     Diluted                                          5,262,129       2,880,929
================================================================================

NET INCOME PER COMMON SHARE (BASIC AND
  DILUTED):
     From continuing operations                     $       .05     $       .35
     From discontinued operations                          --               .12
     Extraordinary item                                    --               .50
--------------------------------------------------------------------------------

NET INCOME PER COMMON SHARE                         $       .05     $       .97
================================================================================

                                 See accompanying notes to financial statements.

                                                                                               INTERSCIENCE COMPUTER CORPORATION

                                                                                              STATEMENTS OF SHAREHOLDERS' EQUITY

================================================================================================================================
                                           Preferred Stock                Common Stock
                                       ------------------------       ------------------------  Accumulated
                                         Shares        Amount          Shares        Amount        Deficit           Total
--------------------------------------------------------------------------------------------------------------------------------

BALANCE, at September 30, 1997           40,000    $  3,590,000       2,541,666   $  4,241,748   $(11,113,344)   $ (3,281,596)

Common stock issued as partial
   settlement of unsecured
   creditors (Note 1)                      --              --           896,821        607,482           --           607,482

Preferred stock converted
   to common stock (Note 1)             (40,000)     (3,590,000)      1,750,000      3,590,000           --              --
Net income                                 --              --              --             --        2,789,632       2,789,632
-------------------------------------------------------------------------------------------------------------------------------
BALANCE, at September 30, 1998             --              --         5,188,487      8,439,230     (8,323,712)        115,518

Common stock issued as partial
  settlement of unsecured
  creditors (Note 1)*                      --              --            48,069           --             --              --

Common stock issued in purchase
    of software (Notes 5 and 11)           --              --           468,000        187,200           --           187,200

Net income                                 --              --              --             --          252,983         252,983
-------------------------------------------------------------------------------------------------------------------------------

BALANCE, at September 30, 1999             --      $       --         5,704,556   $  8,626,430   $ (8,070,729)   $    555,701
===============================================================================================================================

* The value of these shares was accounted for in the prior year, however, the shares were not issued by the transfer agent until the 1999 fiscal year.

                                                                                 See accompanying notes to financial statements.

                                               INTERSCIENCE COMPUTER CORPORATION

                                                        STATEMENTS OF CASH FLOWS

================================================================================

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Years ended September 30,                                1999          1998
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                    $   252,983    $ 2,789,632
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Gain from discontinued operations                  --         (332,471)
     Gain on creditor settlements                       --       (1,450,380)
     Depreciation and amortization                    89,461         72,117
     Change in allowance for doubtful accounts      (156,067)       (80,375)
     Deferred income taxes                              --         (250,000)
     Write-off of due from officers                     --           30,000
   Changes in operating assets and liabilities
     net of effects of divestitures:
     Accounts receivable                             631,471        501,912
     Inventories                                    (208,442)       166,717
     Prepaid expenses and other receivables          208,705        197,764
     Patents                                        (257,886)        26,001
     Accounts payable and accrued expenses          (287,275)      (552,491)
     Deferred revenue                                   --         (141,967)
--------------------------------------------------------------------------------

Net cash provided by operating activities            272,950        976,459
--------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in equipment                              (174)          --
   Proceeds for sale of businesses                                1,230,000
--------------------------------------------------------------------------------

Net cash provided by (used in)
   investing activities                                 (174)     1,230,000
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowing (Note 8)                                500,000           --
   Payment of long-term debt                        (830,525)    (2,184,273)
--------------------------------------------------------------------------------

Net cash used in financing activities               (330,525)    (2,184,273)
--------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                               (57,749)        22,186

CASH AND CASH EQUIVALENTS, beginning of period       522,060        499,874
--------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period         $   464,311    $   522,060
================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION
   Interest paid                                 $    24,479    $    93,760
================================================================================

   Income taxes paid                             $      --      $     4,483
================================================================================

SUPPLEMENTAL NON-CASH FINANCING AND INVESTING ACTIVITIES
   In conjunction with the purchase of Camino Software, the Company issued
     468,000 shares of common stock valued at $0.40 for a total of $187,200 and assumed $315,172 in accounts payable for a total of $502,372.

   The reorganization plan was approved by the Bankruptcy court on April 20,
     1998 (see Note 1) which required the conversion of $3,590,000 of shares of preferred stock into shares of common stock, and the settlement of pre-petition liabilities in the amount of $2,764,119 by paying $706,257 in cash, exchanging shares of common stock valued at $607,482 and the forgiveness of the remaining balance.
================================================================================

                                 See accompanying notes to financial statements.

                                               INTERSCIENCE COMPUTER CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

1.      SUMMARY OF               DESCRIPTION OF BUSINESS AND NATURE
        SIGNIFICANT              OF OPERATIONS
        ACCOUNTING               Interscience Computer Corporation (the
        POLICIES                 "Company" or the "Debtor") was incorporated
                                 under the laws of the State of California on October 14, 1983, to be a third party provider of maintenance services for computer hardware and related peripheral equipment. The Company currently provides spare parts for the Siemens, Xerox, and Delphax families of business, as well as technical support for Siemens. In 1992, the Company introduced a non-chloroflurocarbon fusing agent, developed by the Company and patented on July 26, 1994, for use with certain high speed laser printers. Soon thereafter, the Company initiated a toner development program.
                                 As a result of the Company's development of the Fusing Agent and toner, gross revenues from these items constituted approximately 80% and 74% of Company sales, for the years ended 1999 and 1998.

                                 PETITION FOR RELIEF UNDER CHAPTER 11

                                 On March 6, 1997, the Debtor filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court in Los Angeles, California. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws were stayed while the Debtor continued business operations as Debtor-in-possession.

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

1.      SUMMARY OF               PETITION FOR RELIEF UNDER CHAPTER 11
        SIGNIFICANT
        ACCOUNTING               3. Sanwa Bank received $1,000,000 and the
        POLICIES                    balance of the loan will be paid POLICIES
        (CONTINUED)                 over three years at prime interest plus 3%.

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

1.      SUMMARY OF               After considering the evidence, the
        SIGNIFICANT              Bankruptcy Court ruled that the Plan should
        ACCOUNTING               be and was in fact confirmed on April 20,
        POLICIES                 1998. As a result, the Company has been
        (CONTINUED)              revested with all of its assets. The Plan
                                 terms control all claims and equity interests which existed as of March 6, 1997, the date when the Company filed its Chapter 11 reorganization case. The Company now conducts business as usual without the requirement of obtaining Bankruptcy Court approval.
                                 Distributions to approved creditors, as
                                 required under the Plan have been made. All claim objections have been resolved and the Bankruptcy Court has approved settlement of the outstanding claims. On December 16, 1998, the
                                 Bankruptcy Court issued a final decree formally closing the bankruptcy proceedings.

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

1.      SUMMARY OF               The carrying amount of long-term debt
        SIGNIFICANT              approximates fair value because the interest
        ACCOUNTING               rates of these instruments approximates the
        POLICIES                 rate at which the Company could borrow at
        (CONTINUED)              September 30, 1999 and 1998.

                                 INVENTORIES

                                 Inventories consist of consumables held for sale in the normal course of business. Consumables are recorded at the lower of cost or market. Cost is determined on the first-in, first-out method. The Company periodically reviews its components of replacement parts and establishes a provision for excess quantities and obsolescence.

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

1.      SUMMARY OF               NEW ACCOUNTING PRONOUNCEMENTS
        SIGNIFICANT
        ACCOUNTING               In March 1998, the American Institute of
        POLICIES                 Certified Public Accountants issued
        (CONTINUED)              Statement of Position 98-1, "Accounting for
                                 the Costs of Computer Software Developed or
                                 Obtained for Internal Use" ("SOP 98-1"). SOP
                                 98-1, which was adopted as of the beginning of fiscal 1999, requires capitalization of certain costs incurred in connection with developing or obtaining internal use software. The Company's previous accounting policy for internal use software was generally consistent with the requirements of SOP 98-1. Accordingly, the adoption of SOP 98-1 did not have a significant impact on the Company's operating results or financial position.

                                 Statement of Financial Accounting Standards
                                 ("FASB") No. 133, "Accounting for Derivative
                                 Instruments and Hedging Activities" ("SFAS No. 133") issued by the FASB is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

1.      SUMMARY OF               Historically, the Company has not entered into
        SIGNIFICANT              derivatives contracts either to hedge existing
        ACCOUNTING               risks or for speculative purposes. Accordingly,
        POLICIES                 the Company does not expect adoption of the
        (CONTINUED)              new standard on January 1, 2001 to affect its
                                 financial statements.

                                 CONSOLIDATION

                                 Consolidated amounts are presented for the year ended September 30, 1998. As the Company sold and discontinued the operations of its two subsidiaries, Laser Support and Engineering, Inc. and Interscience, PLC during the 1998 fiscal year (see Note 10), amounts are not presented on a consolidated basis for the year ended September 30, 1999.

2.      DISCLOSURE OF            PATENT
        CERTAIN RISKS
        AND UNCERTAINTIES        The Company is the assignee of the entire
                                 right, title and interest in and to U.S. Patent
                                 No. 5,333,042 (the "Patent") directed to a method for using fusing agent in cold fusion laser printers. The Fusing Agent represents approximately 80% and 74% of the Company's sales for the years ended September 30, 1999 and 1998. A loss of this Patent would have a material adverse effect on the business of the Company. On October 16, 1995, the Patent Office issued a notice to the Company that an unnamed party had copied a claim of the Patent for purposes of instituting an Interference proceeding under 35 U.S.C. 135 to determine priority of invention. In February 1997, the Patent Office declared Interference Number
                                 103692 with a patent application filed in the name of Gerd Goldman (the "Goldman
                                 Application"). The Company understands that the Goldman Application is owned by OCE Printing
                                 Systems GmbH. The Company is identified as the Junior Party in the Interference. In May 1997, pursuant to the Company's request, the Interference was stayed and the Company was ordered to notify the Administrative Patent
                                 Judge within fifteen days of the Company's discharge from bankruptcy. Once notified of the discharge from bankruptcy, the Patent Office continued the formal proceedings to

2.      DISCLOSURE OF            determine who was the first inventor of the
        CERTAIN RISKS            copied claim. Such proceedings could take
        AND UNCERTAINTIES        several years to resolve and be expensive to
        (CONTINUED)              defend. The Company intends to vigorously
                                 defend its rights to the Patent in the
                                 Interference proceedings. The Company filed on December 7, 1998 its claim to priority on the Patent. The Interference proceedings continue at this time. The Company has been informed that OCE Printing Systems USA Inc. has purchased the rights of a former employee who claimed ownership of the Patent. In February, 1999, the former employee and OCE Printing
                                 Systems USA Inc. filed a lawsuit against the Company in the U.S. District Court of Maryland claiming the employee was the sole inventor and owner of the Patent. The Company believes that the lawsuit is without merit and intends to defend its rights vigorously. The Company has capitalized certain legal expenses of $242,886 incurred while defending the patent from infringement.

                                 SOURCES OF SUPPLY

                                 The manufacturing of HCFC has been banned in the United States as of January 1, 2003. However, the Company believes that there are several domestic and foreign companies that can provide the Company with the hydro chloro-flouro carbon ("HCFC") that it expects to need in the future for the manufacture of its fusing agent.

                                 MAJOR CUSTOMERS

                                 Three customers accounted for approximately
                                 39%, 26% and 14% of total sales in fiscal 1999. The same customers accounted for approximately 27%, 30% and 11% of total sales in fiscal 1998.

3.      INVENTORIES              Inventories at September 30, 1999 were $208,442
                                 and consist of fusing agent and raw materials.
                                 There was no inventory at September 30, 1998.
                                 Inventory is valued on a first in - first out basis.

4.      PROPERTY AND             Property and equipment consists of the
        EQUIPMENT                following:

                                 September 30,               1999       1998
                                 --------------------------------------------

                                 Furniture and fixtures   $ 9,905    $ 9,905
                                 Test and training
                                   equipment               20,830     20,656
                                 --------------------------------------------

                                                           30,735     30,561

                                 Less accumulated
                                   depreciation            22,989     18,858
                                 --------------------------------------------

                                                          $ 7,746   $ 11,703
                                 ============================================

                                 Property and equipment are depreciated on a straight-line basis with an average useful life of five years.

5.      COMMON STOCK             In connection with its bankruptcy
        PURCHASE WARRANTS        reorganization, the Company exchanged
                                 1,750,000 shares of its common stock and warrants for 500,000 shares of common stock at $1.00 per share for all outstanding preferred stock. The warrants are exercisable during the three year period commencing August 12, 1998.
                                 No warrants have been exercised as of September
                                 30, 1999. No value was recorded for the
                                 warrants issued as the value was deminimus.

                                 In conjunction with the purchase of Camino
                                 Software in 1999 the Company issued 468,000 shares of common stock valued at $0.40 for a total of $187,200 (Note 11).

                                 In 1998 the Company issued warrants for 200,000 shares of common stock at $1.00 per share to its directors and an individual. The warrants are exercisable during the three year period commencing August 12, 1998. No warrants have been exercised as of September 30, 1999. No value was recorded for the warrants issued as the value was deminimus.

                                 In 1999 the Company issued warrants to purchase 250,000 shares of common stock at $.50 per share to Renaissance Capital Growth & Income Fund III in connection with the capital growth loan granted by Renaissance. The warrants are exercisable during the three year period commencing September 10, 1999. No warrants were exercised as of September 30, 1999. No value was recorded for the warrants issued as the value was deminimus (Note 8).

6.      RELATED PARTY            During fiscal 1999 and 1998 the Company paid
        TRANSACTION              $111,400 and $40,000,
                                 respectively, in consulting fees to a firm owned by the Company's Chairman of the Board.

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

7.      COMMITMENTS              OPERATING LEASES
        AND
        CONTINGENCIES            The Company leases its facilities pursuant
                                 to various leases.

                                 Minimum annual lease payments required under non-cancelable leases as of September 30, 1999 consist of $24,479 due during the year ended September 30, 2000. The Company's leases for the Agora Hills, CA and Los Angeles, CA locations expire during the year ending September 30, 2000. The Company will renew the leases for an amount that is not expected to be materially higher.

                                 Total rent expense for the years ended
                                 September 30, 1999 and 1998 amounted to $35,435 and $118,588.

7.      COMMITMENTS              TAX-QUALIFIED SAVINGS PLAN
        AND
        CONTINGENCIES            The Company has adopted a tax-qualified savings
        (CONTINUED)              plan (the "401(k) Plan") which is intended to
                                 qualify under Section 401(k) of the Internal
                                 Revenue Code. The Company pays the
                                 administrative expenses of the 401(k) Plan and currently matches 25% of an employee's contribution, up to 1% of an employee's salary.
                                 An employee becomes eligible for participation in the 401(k) Plan after six months of employment with the Company. Each employee may elect to contribute to the 401(k) Plan, through payroll deductions, up to the statutory limitation. Salary reduction contributions are immediately 100% vested. Company contributions vest 20% after two years of service and 20% each service year thereafter. The Company made a matching contribution of $6,316 in fiscal
                                 1998 and chose not to make a contribution to the Plan in fiscal 1999. In 1999 the Company discontinued the 401(k) Plan and is in the process of obtaining approval from the IRS for final termination.

8.      LONG TERM DEBT           In connection with the Company's bankruptcy
                                 reorganization, on April 1, 1998 the Company restructured a $62,897 loan from a bank at prime plus one percent (9.25% at September 30, 1999). The loan has a term of two years requiring monthly payments of principal and interest of approximately $2,518 with an irregular last payment estimated at $9,816. The loan is secured by certain receivables and inventory of the Company. The loan may be prepaid at any time without any penalties. As of September 30, 1999, $24,532 remains outstanding on this loan.

                                 In connection with the Company's bankruptcy reorganization, on April 1, 1998, the Company restructured a $12,034 loan from a bank at 10.5%. The loan has a term of two years requiring monthly payments of principal and interest of approximately $2,047. The loan is secured by certain receivables and inventory of the Company. The loan may be prepaid at any time without penalty. As of September 30, 1999, $4,149 remains outstanding on this loan.

8.      LONG TERM DEBT           On July 30, 1996, the Company obtained a
                                 $2,230,234 loan from a bank at the bank's reference rate plus 3%. As a result of the Company's bankruptcy reoganization, the loan was redated on April 1, 1998. The bank was allowed a claim of $2,250,000 at that date. The interest rate remained unchanged (interest is 9.00% at September 30, 1999). The redated loan requires monthly payments for three years of principal and interest of approximately $28,620 and a portion of the proceeds of the Anacomp sale (see Note 10). The loan is secured by certain receivables and inventory of the Company and is subject to certain covenants which the Company was in compliance with at September 30, 1999. The loan may be prepaid at any time without penalty. As of September 30, 1999, $85,926 remains outstanding on this loan.

                                 In September 1999 the Company obtained an unsecured $500,000 loan from a business development company at 8%. The loan matures on October 31, 2000. The Company is required to make monthly payments of interest only of $3,333 beginning on October 1, 1999.

                                 Estimated future maturities of the Company's long-term debt as of September 30, 1999 are as follows:

                                 September 30,                       Amount
                                 ---------------------------------------------

                                 2000                             $ 114,607
                                 2001                               500,000
                                 ---------------------------------------------

                                                                  $ 614,607
                                 =============================================

9.      INCOME TAXES             Provision (benefit) for income taxes included
                                 in the accompanying statements of operations consist of the following components:

                                                         1999             1998
                                 ----------------------------------------------

                                 Current:
                                     Federal            $  -       $ (654,071)
                                     State                 -            1,600
                                 ----------------------------------------------

                                                           -         (652,471)
                                 ----------------------------------------------

                                 Deferred:
                                     Federal               -         (250,000)
                                     State                 -                -
                                 ----------------------------------------------

                                                           -         (250,000)
                                 ----------------------------------------------

                                 Income tax provision
                                   (benefit)           $   -       $ (902,471)
                                 ==============================================

                                 The effective tax rate on income (loss) before income taxes differed from the federal statutory tax rate. The following summary reconciles income taxes at the federal statutory tax rate with the actual taxes and the effective tax rate:

                                                          1999           1998
                                 ----------------------------------------------

                                 Federal statutory
                                   tax rate                 34%           34%
                                 Permanent differences       1             5

                                 Change in valuation
                                   allowance               (35)         (279)

                                 Federal tax refund          -          (625)
                                 ----------------------------------------------

                                 Effective tax rate          - %        (865)%
                                 ==============================================

9.      INCOME TAXES             At September 30, 1999, the Company has
        (CONTINUED)              available net operating loss carryforwards
                                 of approximately $900,000 for federal income tax purposes, which expire in varying amounts through 2019. The temporary differences between assets reported for financial statements and their related tax basis amounted to $7,135,208 of which $6,166,316 are inventory related items. These differences give rise to a deferred tax asset of $2,819,381. A portion of the deferred tax asset was not recognized since management believes it is more likely than not that it will not be realized. Accordingly, a valuation allowance of $2,569,381 was provided at September 30, 1999.

                                 At September 30, 1998, the Company had
                                 available net operating loss carryforwards of approximately $1,400,000 for income tax purposes, which expire in varying amounts through 2012. The temporary differences between amounts reported for financial statements and the tax basis of the assets amounted to $6,466,772 of which $6,454,396 were inventory related items. These differences gave rise to a deferred tax asset of $2,198,703. A portion of the deferred tax asset was not recognized since it is more likely than not that it will not be realized. Accordingly, a valuation allowance of $1,948,703 was provided at September 30, 1998.

10.     DISCONTINUED             On December 12, 1997, the Company's Board of
        OPERATIONS AND           Directors adopted a plan to sell and
        SALE OF XEROX            discontinue the operations of Laser Support and
        MAINTENANCE              Engineering, Inc. ("LSE"). Accordingly, the
        BUSINESS                 Company realized a gain on disposal of $261,248
                                 and a loss on LSE's operations of $26,319 which have been segregated from continuing operations and reported as a loss from discontinued operations on the statement of operations.

10.     DISCONTINUED             On April 1, 1998, the Company's Board of
        OPERATIONS AND           Directors adopted a plan and discontinued the
        SALE OF XEROX            operations of Interscience, PLC ("PLC").
        MAINTENANCE              Accordingly, the Company recognized a loss on
        BUSINESS                 the disposal of $19,212 and a loss on PLC's
        (CONTINUED)              operations of approximately $54,642 which have
                                 been segregated from continuing operations and reported as a loss from discontinued operations on the consolidated statement of operations.

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

                                 Net sales, income, and assets from discontinued operations are as follows:

                                 Year ended September 30,                 1998
                                 ----------------------------------------------
                                                                 (IN THOUSANDS)

                                 Net sales                                $ 299
                                 Operating loss                             (81)
                                 Loss from discontinuing
                                   operations                               (81)
                                 ==============================================

                                 Year ended September 30,                  1998
                                 ----------------------------------------------
                                                                 (IN THOUSANDS)

                                 Net assets of discontinued
                                   operations                             $   -
                                 ==============================================

                                 There were no transactions arising from
                                 discontinued operations during the year ended September 30, 1999.

10.     DISCONTINUED             SALE OF XEROX MAINTENANCE BUSINESS
        OPERATIONS AND
        SALE OF XEROX            The Company sold its Xerox maintenance business
        MAINTENANCE              to Anacomp Corporation, an Indiana corporation
        BUSINESS                 as of November 1, 1997. The purchase price
        (CONTINUED)              consisted of $1,220,000 cash paid at closing
                                 and an earnout payment based on revenues generated by the Xerox maintenance business to be made in the 13th month following closing.
                                 The Company realized a gain on this sale of approximately $562,000. In connection with the sale of the Xerox maintenance business to Anacomp, the Company abandoned assets with a net book value of $199,183 and inventories valued at $191,421.

11.     SOFTWARE                 On September 17, 1999, the Company  acquired
                                 the assets (the "Camino Assets") of Camino
                                 Systems Inc. ("Camino") for 468,000 shares of the Company's common stock and assumed $315,172 of certain Camino liabilities. The Camino
                                 Assets consisted of the name, Camino Software
                                 Systems, Inc., the data storage management software, certain business contracts and intangible personal property. The Company has allocated all amounts paid and assumed in the amount of $502,372 to the cost of software.
                                 Proforma disclosures reflecting the results of operations as if the acquisition had occurred as of October 1, 1997 are not presented as the proforma results are not significantly different than the historical results of the Company.

12.     GAIN ON LEGAL            In 1999, the Company received $145,000 in
        SETTLEMENT               settlement of its claims as a plaintiff
                                 against one of the defendants in an anti-trust action involving various defendants. The gain of $121,529 is presented net of $23,471 of contingent legal fees related to the case.