Form 10QSB
period 1999-12-31
INTERSCIENCE COMPUTER CORP /CA/
filed 2000-02-22
CIK 907686

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

                For the quarterly period ended December 31, 1999

                         Commission file number 1-12312


                        INTERSCIENCE COMPUTER CORPORATION
                 (Name of small business issuer in its charter)


         CALIFORNIA                                   95-3880130
  (State of incorporation)                (I.R.S. Employer Identification No)


        600 HAMPSHIRE ROAD, SUITE 105, WESTLAKE VILLAGE, CALIFORNIA 91361
                    (Address of principal executive offices)


                    Issuer's telephone number: (805) 370-3100



     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES [X]    NO [ ]


Number of shares outstanding of each of the issuer's classes of common stock, as of February 10, 1999: 5,704,556 shares of common stock, no par value.


                 Transitional Small Business Disclosure Format:

                              YES [ ]    NO [X]


================================================================================

                        INTERSCIENCE COMPUTER CORPORATION


                                      INDEX

                                                                        PAGE
                                                                        ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 1999           3 - 4
   and September 30, 1999

Condensed Consolidated Statements of Operations for the Three
   Months Ended December 31, 1999 and 1998                                5

Condensed Consolidated Statements of Cash Flows for the Three
   Months Ended December 31, 1999 and 1998                                6

Note to the Condensed Financial Statements                                7

Item 2. Management's Discussion and Analysis and Plan of Operation        8


PART II - OTHER INFORMATION                                              11

                                     PART 1
                              FINANCIAL INFORMATION

                          Item 1. Financial Statements.

                        INTERSCIENCE COMPUTER CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    December 31, 1999 and September 30, 1999


                                                             Unaudited        Audited
                                                            December 31,   September 30,
                                                               1999            1999
                                                            ------------   -------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                $  968,030     $  464,311
   Accounts receivable, net of allowance for doubtful
       accounts of $53,687 and $53,687                         190,205         45,444
   Inventory                                                   208,442        208,442
   Deferred income taxes                                       250,000        250,000
                                                            ----------     ----------
Total current assets                                         1,616,677        968,197

Property and Equipment, net of accumulated depreciation          7,008          7,746
   of $23,727 and $22,989
Investment in Camino (Software)                                502,372        502,372

OTHER ASSETS
Patents, net of accumulated amortization                       389,016        414,951
     of $344,738 and $318,803
   Deposits                                                     11,280         11,280
                                                            ----------     ----------
Total other assets                                             400,296        426,231

Total assets                                                $2,526,353     $1,904,546



      See accompanying note to Condensed Consolidated Financial Statements

                        INTERSCIENCE COMPUTER CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    December 31, 1999 and September 30, 1999

                                                                 Unaudited           Audited
                                                                December 31,       September 30,
                                                                    1999               1999
                                                                ------------       -------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Current portion of long term debt                             $    80,216      $   114,607
   Trade accounts payable                                            436,292          462,722
   Accrued liabilities                                                68,720          271,516
                                                                 -----------      -----------
Total current liabilities                                            585,228          848,845

Long term debt                                                       562,488          500,000
                                                                 -----------      -----------
Total liabilities                                                  1,147,716        1,348,845

SHAREHOLDERS' EQUITY
   Common stock, no par value; authorized 10,000,000 shares;
     issued and outstanding 5,704,556 shares                       8,626,430        8,626,430
   Accumulated deficit                                            (7,247,793)      (8,070,729)
                                                                 -----------      -----------
Total shareholders' equity                                         1,378,637          555,701

Total liabilities and shareholders' equity                       $ 2,526,353      $ 1,904,546



      See accompanying note to Condensed Consolidated Financial Statements

                        INTERSCIENCE COMPUTER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 THREE MONTHS ENDED
                                                     December 31,
                                             ----------------------------
                                                1999              1998
                                             -----------      -----------
SALES                                        $   366,529      $   623,238

COST OF SALES                                    129,992          248,683
                                             -----------      -----------
GROSS PROFIT                                     236,537          374,555

OPERATING EXPENSES
     Sales and administrative                    326,929          183,150
     Depreciation and amortization                26,767           18,028
                                             -----------      -----------
Total operating expenses                         353,696          201,178

Operating income                                (117,159)         173,377

OTHER INCOME (expense)
     Interest income                                --                 37
     Interest expense                             (9,905)         (13,230)
     Legal Settlement                            950,000             --
                                             -----------      -----------
Total other income (expense)                     940,095          (13,193)

Earnings from continuing operations              704,340          160,184

DISCONTINUED OPERATIONS
  Income (loss) from discontinued operations     118,596             --
                                             -----------      -----------
Net Income                                   $   822,936      $   160,184
                                             ===========      ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING                                5,704,556        5,236,556
                                             -----------      -----------
Net income per common share                  $      0.14      $      0.03
                                             ===========      ===========


      See accompanying note to Condensed Consolidated Financial Statements

                        INTERSCIENCE COMPUTER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 THREE MONTHS ENDED
                                                                                     December 31,
                                                                               ------------------------
                                                                                 1999           1998
                                                                               ---------      ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                  $ 822,936      $ 160,184
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                                           26,673          3,028
     Changes in operating assets and liabilities:
          Accounts receivable                                                   (144,762)       144,309
          Inventories                                                               --             --
          Prepaid expenses and other receivables                                    --             --
          Deposits and other                                                        --             --
          Accounts payable and accrued expenses                                 (157,811)         3,861
          Deferred revenue                                                          --             --
          Income taxes payable and deferred                                       (8,926)        (1,750)
          Insurance Settlement                                                      --             --
          Settlement with unsecured creditors                                       --             --
                                                                               ---------      ---------
Net cash provided by (used in) operating activities                              538,110        309,632

CASH FLOWS FROM INVESTING ACTIVITIES
     Sale of assets                                                                 --             --
                                                                               ---------      ---------
Net cash provided by (used in) investing activities                                 --             --

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal reductions of short-term and long-term
          obligations (Pre-payment bank notes)                                   (34,391)      (666,263)
                                                                               ---------      ---------
Net cash provided by (used in) financing activities                              (34,391)      (666,263)
                                                                               ---------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             503,719       (356,631)

CASH AND CASH EQUIVALENTS, beginning of period                                   464,311        522,060
                                                                               ---------      ---------
CASH AND CASH EQUIVALENTS, end of period                                       $ 968,030      $ 165,429
                                                                               =========      =========

Supplemental cash flow information
     The Company received $950,000 from Legal Settlement During the Period



      See accompanying note to Condensed Consolidated Financial Statements

                INTERSCIENCE COMPUTER CORPORATION AND SUBSIDIARY
                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1.

     The accompanying condensed consolidated financial statements of Interscience Computer Corporation (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's latest Annual Report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 1999, and the statements of its operations and its cash flows for the three month periods ended December 31, 1999 and 1998 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year.

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. These interim financial statements for the period ended December 31, 1999, reflect continuing operations; discontinued or sold subsidiaries have been included on a separate line item.

SUBSEQUENT EVENTS

     In December 1999, the Company reached settlement with OCE GmbH and OCE Printing Systems, USA Inc., resolving all disputes. Under the settlement, the Company retained all rights to its Fusing Agent Patent, and all lawsuits pending between the Company and OCE will be dismissed. The Company also received $950,000 from OCE on December 31, 1999 and both sides have released all claims against each other.

     On January 25, 2000, the Company sold all assets relating to the fusing agent business to The Bradshaw Group for $550,000 in cash. Assets included inventory and work in process located in Chino, California and exclusive right to use the Company's U.S. Fusing Agent Patent number 5,333,042.

FORWARD-LOOKING STATEMENTS

     In addition to historical information, this Quarterly Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis and Plan of Operation." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Interscience Computer Corporation undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999, the Quarterly Reports on Form 10-QSB to be filed by the Company and any Current Reports on Form 8-K by the Company.

Item 2. Management's Discussion and Analysis and Plan of Operation.

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto in this quarterly report.

OVERVIEW

     The Company was organized in 1983 to be a third-party provider of maintenance services for computer hardware and related peripheral equipment. Unless otherwise specified herein, all references to the "Company" shall mean Interscience Computer Corporation. The Company's principal executive offices are currently located in Westlake Village, California.

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

     On April 20, 1998, the Company's First Amended Plan of Reorganization (the "Plan"), was confirmed. As a result, the Company was revested with all of its assets. The Plan terms control all claims and equity interests which existed as of March 6, 1997, the date when the Company filed its Chapter 11 reorganization case. Distributions to approved creditors, as required under the Plan, have been made. All claim objections have been resolved, and the Bankruptcy Court approved settlement of the outstanding claims. On December 16, 1998, the Bankruptcy Court issued a final decree formally closing the bankruptcy proceedings.

     The Company is the assignee of the entire right, title and interest in and to U.S. Patent Number 5,333,042 (the "Patent") directed to a method for using fusing agent in cold fusion laser printers. The Company has been involved in a dispute with OCE Printing Systems GmbH ("OCE GmbH") regarding ownership of the Patent.

     In December 1999, the Company, OCE GmbH and OCE Printing Systems, USA Inc. reached a settlement resolving all disputes regarding the Patent and the Company's allegations that the OCE Group and others committed violations of the U.S. antitrust laws which damaged the Company. Under the settlement, the Company retained all rights to its Fusing Agent Patent, and all lawsuits pending between the Company and OCE Group will be dismissed. The Company has also received $950,000 from OCE and both sides have released all claims against each other. The Company has retained all rights against

Siemens Corporation for violations of the U.S. antitrust laws by Siemens prior to April 1, 1996 which affected the Company.

     On September 17, 1999, the Company acquired the assets of Camino Software Systems, Inc. ("Camino") for 468,000 shares of the Company's common stock and assumed $315,172 of certain Camino liabilities. The Company had considered over 65 companies as possible acquisition candidates prior to the acquisition of the Camino assets. The Camino assets consisted of the name, Camino Software Systems, Inc., the data storage management software, certain business contracts and intangible personal property. Camino had developed the Highway Server hierarchical storage management ("HSM") software. The Company plans on improving sales, marketing and customer service while continuing development of its HSM technology. The objective of the acquisition of Camino was to diversify the Company's revenue base to initially augment and eventually replace declining revenues from the traditional fusing agent and toner business.

     Camino's Highway Server software provides a unique solution for addressing the increasing need for sophisticated management of data. Designed to meet the data storage management requirements for local area networks (LAN), wide area networks (WAN), and intranet environments, the Highway Server offers its users the ability to more efficiently manage available storage within a multi-server environment where mass storage devices are used to increase storage capacity. As more and more companies move away from mid and main frame computer to networked systems to meet their computing requirements, the need for more sophisticated software to emulate the flexibility and power of mid and main frames has become more acute. With the exponential growth of information, data storage requirements have also grown exponentially. The result has been that network managers are having to deal with the re-occurring "out of disk space" problem on their companies network. Though hardware cost of storage continues to decrease, the cost of managing the data being stored has increased. Human intervention is still required on the part of network managers to determine which data files on the system need to be "on-line", "near-line", or are used sufficiently infrequently to be relegated to "off-line" storage.

     Prior to January 25, 2000 the Company's principal product was a liquid Fusing Agent used by the Model 2200 Siemens Printer. The Company sold the Fusing Agent to distributors of the product including OCE Printing Systems, USA Inc., The Bradshaw Group and NCR Corporation. On January 25, 2000, the Company sold all of the assets related to the Fusing Agent business to the Bradshaw Group for $550,000 in cash.

RESULTS OF OPERATIONS

     The Three Month Periods Ended December 31, 1999 and December 31, 1998.

     Sales for the current quarter decreased by $256,709 or 41% compared to sales for the fiscal quarter ended December 31, 1998. The decrease was attributable to the final payment from the sale of the Xerox maintenance business during the comparable quarter last year and a decline in parts and equipment sales during the current quarter of approximately $100,000 as compared to the quarter ended December 31, 1998. During the current quarter, sales of fusing agent accounted for approximately 71% of the total revenue while sales of the Highway Server software accounted for approximately $88,000 or 24%, with the remaining sales coming from parts and equipment sales. Although the revenue for the current quarter decreased, the gross profit as a percentage of sales increased during the current quarter to 65% as compared to 60% in the comparable quarter in 1998. The increased gross profit percentage is attributable to the higher margins associated with product and consumable sales and sale of the highway server software. During the current quarter, sales of Fusing Agent constituted approximately 71% of total revenues compared to 68% for the comparable quarter in 1998.

     Cost of sales decreased by $118,691 or 48% during the current fiscal quarter from the comparable quarter in 1998, again as a result of the sale of the maintenance service business and reduction of the related costs. Cost of sales as a percentage of sales decreased from 40% in 1998 to 35% for the comparable three month period in 1999. The reduction is related to sale of the maintenance business eliminating the related parts and labor costs and to sales of higher margin consumable and software sales.

     Selling and administrative expenses increased by approximately $144,000 or 79% during the current three month period as compared 1998. This increase was due to the addition of the Camino software business and associated expenses. Selling and administrative expenses relating to Camino for the current quarter were approximately $154,000 or 47% of the total selling and administrative expense. Advertising expense of approximately $41,000 represented approximately 27% of the total Camino related expense. Depreciation and amortization increased by approximately $8,700 from the comparable quarter in 1998 resulting from reduced amortization period for the Company's fusing agent patent.

     Net interest expense decreased by $3,325 from the three month period ending in 1998, and increased from 2% to 3% as a percentage of sales. The interest expense increase came about as a result of the interest associated with $500,000 thirteen month loan from Renaissance Capital Group at 8% annual interest. As of the date of this filing all other notes have been paid in full.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased by approximately $504,000 from $464,311 for the period ended September 30, 1999, to $968,030 for the current quarter. The Company has paid in full the principal balance on notes payable to Sanwa and Horizon banks. The Company believes that its working capital and projected cash flow from operations will be sufficient to meet its ongoing operational requirements over the next twelve months.

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


                                   INTERSCIENCE COMPUTER CORPORATION


Date:  February 10, 2000           /s/ Walter Kornbluh
                                   --------------------------------------
                                   Walter Kornbluh, Chairman of the Board,
                                   President and Chief Executive Officer


                                   /s/ Stephen Crosson
                                   --------------------------------------
                                   Stephen Crosson, Vice President of
                                   Operations and Chief Accounting Officer