Form 10QSB
period 2000-03-31
INTERSCIENCE COMPUTER CORP /CA/
filed 2000-05-15
CIK 907686

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   ----------

                                   FORM 10-QSB

                                   ----------

         [x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

                             YES [X]         NO [ ]


Number of shares outstanding of each of the issuer's classes of common stock, as of May 11, 2000: 7,339,556 shares of common stock, no par value.

                 Transitional Small Business Disclosure Format:

                             YES [ ]         NO [X]



--------------------------------------------------------------------------------

                        INTERSCIENCE COMPUTER CORPORATION


                                      INDEX


                                                                           PAGE
                                                                           ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets as of March 31, 2000                                        3 - 4
     and September 30, 1999

Statements of Operations for the Three
   Months Ended March 31, 2000 and 1999                                      5

Statements of Operations for the Six
   Months Ended March 31, 2000 and 1999                                      6

Statements of Cash Flows for the Six
   Months Ended March 31, 2000 and 1999                                      7

Note to the Consolidated Financial Statements                                8

Item 2. Management's Discussion and Analysis and Plan of Operation           9

PART II - OTHER INFORMATION                                                 12

Item 2         Changes in Securities and Use of Proceeds

Item 6         Exhibits and Reports on Form 8-K

                                     PART 1
                              FINANCIAL INFORMATION

                          Item 1. Financial Statements.

                        INTERSCIENCE COMPUTER CORPORATION
                                 BALANCE SHEETS


                                                                   Unaudited           Audited
ASSETS                                                             March 31,         September 30,
                                                                      2000               1999
                                                                  ------------       ------------
CURRENT ASSETS
   Cash and cash equivalents                                      $  3,466,445       $    464,311
   Accounts receivable, net of allowance for doubtful
       accounts of $53,687 and $53,687                                 307,146             45,444
   Inventory                                                                --            208,442
   Deferred income taxes                                               250,000            250,000
                                                                  ------------       ------------

Total current assets                                                 4,023,591            968,197

Property and Equipment, net of accumulated depreciation                 25,390              7,746
   of $23,727 and $22,989
SOFTWARE                                                               502,372            502,372

OTHER ASSETS
Patents, net of accumulated amortization                               353,323            414,951
     of $344,738 and $318,803
   Deposits                                                             18,936             11,280
                                                                  ------------       ------------
Total other assets                                                     372,259            426,231

Total assets                                                      $  4,923,612       $  1,904,546


                  See accompanying note to Financial Statements

                        INTERSCIENCE COMPUTER CORPORATION
                                 BALANCE SHEETS



LIABILITIES AND SHAREHOLDERS' EQUITY                               Unaudited           Audited
                                                                    March 31,        September 30,
                                                                      2000               1999
                                                                  ------------       ------------
Current Liabilities
   Current portion of long term debt                              $     12,682       $    114,607
   Trade accounts payable                                              514,212            462,722
   Accrued liabilities                                                  54,874            271,516
                                                                  ------------       ------------
Total current liabilities                                              581,768            848,845

Long term debt                                                          62,488            500,000

                                                                  ------------       ------------
Total liabilities                                                      644,256          1,348,845

SHAREHOLDERS' EQUITY
   Common stock, no par value; authorized 10,000,000 shares;
     issued and outstanding 7,339,556 shares                        12,066,630          8,626,430
   Accumulated deficit                                              (7,787,274)        (8,070,729)
                                                                  ------------       ------------
Total shareholders' equity                                           4,279,356            555,701

Total liabilities and shareholders' equity                        $  4,923,612       $  1,904,546


                  See accompanying note to Financial Statements

                        INTERSCIENCE COMPUTER CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                         THREE MONTHS ENDED
                                                               March 31,
                                                        2000              1999
                                                     -----------       -----------
SALES                                                $   413,839       $   524,397

COST OF SALES                                            346,202           236,665
                                                     -----------       -----------

GROSS PROFIT                                              67,637           287,732

OPERATING EXPENSES
     General and administrative                          714,898           159,043
     Depreciation and amortization                        26,767            18,028
                                                     -----------       -----------
Total operating expenses                                 741,665           177,071

Operating income (Loss)                                 (674,028)          110,661

OTHER INCOME (expense)
     Interest income                                       7,945                 6
     Interest expense                                    (10,517)           (4,116)
     Legal Settlement                                   (182,000)               --
                                                     -----------       -----------
Total other income (expense)                            (184,572)           (4,110)

Earnings from continuing operations                     (858,600)          106,551

DISCONTINUED OPERATIONS
     Income from discontinued operations                 319,119                --

                                                     -----------       -----------
Net Income                                           $  (539,481)      $   106,551
                                                     ===========       ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING                                        7,339,556         5,236,556

Net income per common share (basic and diluted)
     From continuing operations                      $     (0.11)      $      0.02
     From discontinued operations                           0.04              0.00
                                                     -----------       -----------
Net income (loss) per common share                   $     (0.07)      $      0.02
                                                     ===========       ===========


                  See accompanying note to Financial Statements

                        INTERSCIENCE COMPUTER CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                        SIX MONTHS ENDED
                                                                             March 31,
                                                                      2000              1999
                                                                   -----------       -----------
SALES                                                              $   780,368       $ 1,147,635

COST OF SALES                                                          498,268           485,347
                                                                   -----------       -----------

GROSS PROFIT                                                           282,100           662,288

OPERATING EXPENSES
     General and administrative                                        997,314           342,184
     Development                                                            --                --
     Depreciation and amortization                                      53,534            36,056
                                                                   -----------       -----------
Total operating expenses                                             1,050,848           378,240

Operating income (loss)                                               (768,748)          284,048

OTHER INCOME (expense)
     Interest income                                                     7,945                43
     Interest expense                                                  (20,422)          (17,346)
     Gain on Legal Settlement (net of legal cost of $182,000)          768,000                --
                                                                   -----------       -----------
Total other income (expense)                                           755,523           (17,303)

Earnings (loss) from continuing operations                             (13,225)          266,745

DISCONTINUED OPERATIONS
     Income from discontinued operations                               296,680                --

                                                                   -----------       -----------
Net Income                                                         $   283,455       $   266,745
                                                                   ===========       ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING                                                      7,339,556         5,236,556

Net income per common share (basic and diluted)
     From continuing operations                                    $      0.00       $      0.05
     From discontinued operations                                         0.04              0.00
                                                                   -----------       -----------
Net income per common share                                        $      0.04       $      0.05
                                                                   ===========       ===========


                  See accompanying note to Financial Statements

                        INTERSCIENCE COMPUTER CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                 SIX MONTHS ENDED
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    March 31,
                                                              2000              1999
                                                           -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                              $   283,455       $   266,745
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                         53,535            21,055
     Changes in operating assets and liabilities:
          Accounts receivable                                 (261,702)          205,139
          Inventories                                          208,442           (38,700)
          Deposits and other                                    (7,656)               --
          Accounts payable and accrued expenses                (89,982)          (81,390)
          Patent Acquisition                                     9,759                --
                                                           -----------       -----------
Net cash provided by operating activities                      195,851           372,849

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in Property & Equipment                        (19,310)               --

Net cash provided by (used in) investing activities            (19,310)               --

CASH FLOWS FROM FINANCING ACTIVITIES
     Sale common stock                                       3,440,200                --
     Principal reductions of short-term and long-term
          obligations (Pre-payment bank notes)                (614,607)         (756,964)
                                                           -----------       -----------

Net cash provided by (used in) financing activities          2,825,593          (756,964)
                                                           -----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         3,002,134          (384,115)

CASH AND CASH EQUIVALENTS, beginning of period                 464,311           522,060
                                                           -----------       -----------

                                                           -----------       -----------
CASH AND CASH EQUIVALENTS, end of period                   $ 3,466,445       $   137,945
                                                           ===========       ===========

Supplemental cash flow information

     The Company received a $950,000 from Legal Settlement During the Period Sale of Fusing Agent business for $550,000 with a net gain of $296,680 During the Period


                  See accompanying note to Financial Statements

                        INTERSCIENCE COMPUTER CORPORATION
                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1.

        The accompanying consolidated financial statements of Interscience Computer Corporation (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's latest Annual Report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2000, and the statements of its operations for the three month periods ended March 31, 2000 and 1999, and the statements of its operations and its cash flows for the six month periods ended March 31, 2000 and 1999 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year.

        The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. These interim financial statements for the period ended March 31, 2000, reflect continuing operations; discontinued or sold subsidiaries have been included on a separate line item.

SIGNIFICANT EVENTS

        In December 1999, the Company reached a settlement with OCE GmbH and OCE Printing Systems, USA Inc., ("OCE") resolving all disputes between the companies. Under the settlement, the Company retained all rights to its Fusing Agent Patent, and all lawsuits pending between the Company and OCE will be dismissed. The Company also received $950,000 from OCE on December 31, 1999 and both sides have released all claims against each other. Legal expense of $182,000 related to the settlement was booked during the current quarter.

        On January 25, 2000, the Company sold all assets relating to the fusing agent business to The Bradshaw Group for $550,000 in cash. Assets included inventory and work in process located in Chino, California and the exclusive right to use the Company's U.S. Fusing Agent Patent number 5,333,042.

        During the period the Company completed a private placement of $3,270,000 of common stock. It is anticipated that these funds will be used to expand the Highway Server business.

FORWARD-LOOKING STATEMENTS

               In addition to historical information, this Quarterly Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis and Plan of Operation." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Interscience Computer Corporation (the "Company") undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999, the Quarterly Reports on Form 10-QSB to be filed by the Company and any Current Reports on Form 8-K by the Company.


Item 2. Management's Discussion and Analysis and Plan of Operation.

        The following discussion and analysis should be read in conjunction with the financial statements and notes thereto in this quarterly report.


OVERVIEW

        In December 1999, the Company, OCE GmbH and OCE Printing Systems, USA Inc. (the "OCE Group") reached a settlement resolving all disputes regarding the Company's Fusing Agent Patent and the Company's allegations that the OCE Group and others committed violations of the U.S. antitrust laws which damaged the Company. Under the settlement, the Company retained all rights to its Fusing Agent Patent, and all lawsuits pending between the Company and OCE Group will be dismissed. The Company has also received $950,000 from the OCE Group and both sides have released all claims against each other. Legal expense of $182,000 related to the settlement was booked during current quarter. The Company has retained all rights against Siemens Corporation for violations of the U.S. antitrust laws by Siemens prior to April 1, 1996 which affected the Company.

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

        Camino's Highway Server software provides a solution for addressing the increasing need for sophisticated management of data. Designed to meet the data storage management requirements for local area networks (LAN), wide area networks (WAN), and intranet environments, the Highway Server offers its users the ability to more efficiently manage available storage within a multi-server environment where mass storage devices are used to increase storage capacity. As more and more companies move away from mid and main frame computer to networked systems to meet their computing requirements, the need for more sophisticated software to emulate the flexibility and power of mid and main frames has become more acute. With the exponential growth of information, data storage requirements have also grown exponentially. The result has been that network managers are having to deal with the re-occurring "out of disk space" problem on their company's network. Though hardware cost of storage continues to decrease, the cost of managing the data being stored has increased. Human intervention is still required on the part of network managers to determine which data files on the system need to be "on-line", "near-line", or are used sufficiently infrequently to be relegated to "off-line" storage.

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

        During the period the Company completed a private placement of $3,270,000 of common stock. It is anticipated that these funds will be used to expand the Highway Server business.

RESULTS OF OPERATIONS

        The Three Month Periods Ended March 31, 2000 and March 31, 1999.

        Sales of fusing agent for the current quarter decreased by approximately $211,000 as compared to the previous year. The decline is attributable to the fact that the business was sold in January 2000. Sales of the Highway Server software which was purchased in September 1999, did not exist last year. The Highway Server sales were the same in this quarter as in the quarter ended December 31 1999.

        Cost of sales increased by approximately $110,000 or 46%. The increase was due to a final sale of fusing agent in connection with the sale of that business. Cost of sales of the Highway Server remains at approximately 1% of the Highway Server sales.

        Selling and administrative expenses increased by approximately $556,000. The increase is due to the expansion of our staff in preparation for additional Highway Server sales. This increase also includes $150,000 of executive bonuses which were paid in stock.

        The expense of $182,000 on the legal settlement reflects legal costs which are applied to the $950,000 settlement reported in the quarter ended December 31, 1999.

        The income from discontinued operations reflects the profit on the sale of the declining fusing agent business net of all applicable expenses.

        The loss for the period of $539,481 represents the termination of the prior fusing agent business and the startup expenses of the newly acquired business.

        The Six Month Periods Ended March 31, 2000 and March 31, 1999.

        Sales of fusing agent decreased approximately $547,000 or 48% compared to the prior year. This decrease was attributable to the fact that the business was sold in January 2000. The prior period had six months of sales compared to four months in the current period.

        Cost of sales remained approximately the same but increased as a percentage of sales from 42% to 64%. This was due to one large accommodation sale in connection with the sale of the business.

        Sales and administrative expenses increased approximately $655,000 or 191%. This was due to the startup expenses of the new business acquired in September 1999, as well as year end stock bonuses paid to 2 key executives.

        The income from Legal Settlement reflects the net income received from OCE Corp. on settling the companies claims against them on an anti-trust matter. The Company has retained its rights against Siemens Corp. with respect to possible violations of the U.S. antitrust laws.

        Income from Discontinued Operations of $296,680 reflects sale of the fusing agent business after all expenses.

        Net profit for the six months remains approximately the same but is derived from different sources.

LIQUIDITY AND CAPITAL RESOURCES

        Cash increased in the six months by approximately $3,000,000 as a result of the Company completing a $3,270,000 private placement of common stock. The Company believes that its working capital and projected cash flow from operations will be sufficient to meet its ongoing operational requirements over the next twelve months. The Company presently has over $3,000,000 in cash and short term investments and no bank or long term debt.

                                     PART II

                                OTHER INFORMATION


Item 2. Changes in Securities and Use of Proceeds

        On March 1, 2000, the Company sold an aggregate of 1,635,000 shares of its Common Stock to 23 investors for $3,270,000 pursuant to a private placement under Rule 506 of Regulation D. The purchasers were all accredited investors as defined in Rule 501.

Item 6. Exhibits and Reports on Form 8-K

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


                                   INTERSCIENCE COMPUTER CORPORATION


Date:   May 11, 2000               /s/ Walter Kornbluh
                                   ---------------------------------------------
                                   Walter Kornbluh, Chairman of the Board,
                                   President and Chief Executive Officer


Date:   May 11, 2000               /s/ Stephen Crosson
                                   ---------------------------------------------
                                   Stephen Crosson, Vice President of Operations
                                   and Chief Accounting Officer