Form 10QSB
period 2000-06-30
CAMINOSOFT CORP
filed 2000-08-14
CIK 907686

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

                  For the quarterly period ended June 30, 2000

                         Commission file number 1-12312

                                 CAMINOSOFT CORP
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


                                 YES  [X]    NO  [ ]


Number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2000: 7,389,556 shares of common stock, no par value.

                 Transitional Small Business Disclosure Format:


                                 YES  [ ]    NO  [X]



================================================================================

                                 CAMINOSOFT CORP


                                      INDEX


                                                                             PAGE
                                                                             ----
PART I - FINANCIAL INFORMATION


Item 1. Financial Statements


Balance Sheets as of June 30, 2000
   and September 30, 1999                                                    3 - 4

Statements of Operations for the Three
   Months Ended June 30, 2000 and 1999                                         5

Statements of Operations for the Nine
   Months Ended June 30, 2000 and 1999                                         6

Statements of Cash Flows for the Nine
   Months Ended June 30, 2000 and 1999                                         7


Note to the Financial Statements                                               8


Item 2. Management's Discussion and Analysis and Plan of Operation             9



PART II - OTHER INFORMATION                                                   12

Item 2        Changes in Securities and Use of Proceeds

Item 6        Exhibits and Reports on Form 8-K

                                     PART 1
                              FINANCIAL INFORMATION

                          Item 1. Financial Statements.

                                 CAMINOSOFT CORP
                                 BALANCE SHEETS



                                                             Unaudited        Audited
                                                              June 30,      September 30,
                                                                2000            1999

ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                 $2,888,630      $  464,311
   Accounts receivable, net of allowance for doubtful
       accounts of $5,687 and $53,687                            85,467          45,444
   Other Receivables                                             85,000              --
   Inventory                                                         --         208,442
   Deferred income taxes                                        250,000         250,000
                                                             ----------      ----------

Total current assets                                          3,309,097         968,197

Property and Equipment, net of accumulated depreciation          29,201           7,746
   of $2,431 and $22,989
SOFTWARE                                                        502,372         502,372

OTHER ASSETS
Patents, net of accumulated amortization                        327,373         414,951
     of $406,381 and $318,803
   Deposits                                                      19,236          11,280
                                                             ----------      ----------
Total other assets                                              346,609         426,231

Total assets                                                 $4,187,279      $1,904,546


                  See accompanying note to Financial Statements

                                 CAMINOSOFT CORP
                                 BALANCE SHEETS



                                                                    Unaudited          Audited
                                                                     June 30,        September 30,
                                                                       2000              1999

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Current portion of long term debt                               $     11,257       $   114,607
   Trade accounts payable                                               210,251           462,722
   Accrued liabilities                                                   53,640           271,516
                                                                   ------------       -----------
Total current liabilities                                               275,148           848,845

Long term debt                                                           58,025           500,000

                                                                   ------------       -----------
Total liabilities                                                       333,173         1,348,845

SHAREHOLDERS' EQUITY
   Common stock, no par value; authorized 100,000,000 shares;
     issued and outstanding 7,389,556 shares                         12,116,630         8,626,430
   Accumulated deficit                                               (8,262,524)       (8,070,729)
                                                                   ------------       -----------
Total shareholders' equity                                            3,854,106           555,701

Total liabilities and shareholders' equity                         $  4,187,279       $ 1,904,546


                  See accompanying note to Financial Statements

                                 CAMINOSOFT CORP
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                          THREE MONTHS ENDED
                                                               June 30,

                                                         2000             1999

SALES                                                $   129,335       $   338,655

COST OF SALES                                             28,500           123,599
                                                     -----------       -----------

GROSS PROFIT                                             100,835           215,056

OPERATING EXPENSES
     General and administrative                          612,584           274,828
     Depreciation and amortization                        27,390            18,028
                                                     -----------       -----------
Total operating expenses                                 639,974           292,856

Operating income (Loss)                                 (539,139)          (77,800)

OTHER INCOME (expense)
     Interest income                                      44,006                --
     Interest expense                                        (95)           (3,506)
     Other Income                                         19,978                --
                                                     -----------       -----------
Total other income (expense)                              63,889            (3,506)

Earnings (loss) from continuing operations              (475,250)          (81,306)

                                                     -----------       -----------
Net Income (loss)                                    $  (475,250)      $  ( 81,306)
                                                     ===========       ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING                                        7,389,556         5,236,556

Net income per common share (basic and diluted)
                                                     -----------       -----------
Net income (loss) per common share                        ($0.06)           ($0.02)
                                                     ===========       ===========


                  See accompanying note to Financial Statements

                                 CAMINOSOFT CORP
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                        NINE MONTHS ENDED
                                                                             June 30,

                                                                       2000              1999

SALES                                                              $   909,703       $ 1,486,289

COST OF SALES                                                          526,768           608,946
                                                                   -----------       -----------

GROSS PROFIT                                                           382,935           877,343

OPERATING EXPENSES
     General and administrative                                      1,609,898           617,011
     Depreciation and amortization                                      80,924            54,084
                                                                   -----------       -----------
Total operating expenses                                             1,690,822           671,095

Operating income (loss)                                             (1,307,887)          206,248

OTHER INCOME (expense)
     Interest income                                                    51,951                43
     Interest expense                                                  (20,517)          (20,852)
     Other income                                                       19,978                --
     Gain on Legal Settlement (net of legal cost of $182,000)          768,000                --
                                                                   -----------       -----------
Total other income (expense)                                           819,412           (20,809)

Earnings (loss) from continuing operations                            (488,475)          185,439

DISCONTINUED OPERATIONS
     Income from discontinued operations                               296,680                --

                                                                   -----------       -----------
Net Income (loss)                                                  $  (191,795)      $   185,439
                                                                   ===========       ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING                                                      7,389,556         5,236,556

Net income per common share (basic and diluted)
     From continuing operations                                    $     (0.07)      $      0.04
     From discontinued operations                                         0.04              0.00
                                                                   -----------       -----------
Net income (loss) per common share                                 $     (0.03)      $      0.04
                                                                   ===========       ===========


                  See accompanying note to Financial Statements

                                 CAMINOSOFT CORP
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                  NINE MONTHS ENDED
                                                                      June 30,

                                                               2000             1999

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                              ($  191,795)      $ 185,439
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                         80,925          39,084
     Changes in operating assets and liabilities:
          Accounts receivable                                 (210,023)        401,360
          Prepaid expenses and other receivables                85,000              --
          Inventories                                          208,442        (162,600)
          Deposits and other                                    (7,956)             --
          Accounts payable and accrued expenses               (387,676)       (182,480)
          Patent Acquisition                                     9,759              --
         Settlement with unsecured creditors                        --          86,904
                                                           -----------       ---------
Net cash provided by operating activities                     (413,324)        367,707

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in Property & Equipment                        (24,561)             --

Net cash provided by (used in) investing activities            (24,561)             --

CASH FLOWS FROM FINANCING ACTIVITIES
     Sale common stock                                       3,490,200              --
     Principal reductions of short-term and long-term
          obligations (Pre-payment bank notes)                (627,996)       (822,281)
                                                           -----------       ---------

Net cash provided by (used in) financing activities          2,862,204        (822,281)
                                                           -----------       ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         2,424,319        (454,574)

CASH AND CASH EQUIVALENTS, beginning of period                 464,311         522,060
                                                           -----------       ---------

CASH AND CASH EQUIVALENTS, end of period                   $ 2,888,630       $  67,486
                                                           ===========       =========

Supplemental cash flow information
     The Company received a $950,000 from Legal
     Settlement During the Period Sale of Fusing
     Agent business for $550,000 with a net gain of $296,680 During the Period


                  See accompanying note to Financial Statements

                                 CAMINOSOFT CORP
                          NOTE TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



Note 1.

            The accompanying financial statements of CaminoSoft Corp (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and related footnotes included in the Company's latest Annual Report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2000, and the statements of its operations for the three month periods ended June 30, 2000 and 1999, and the statements of its operations and its cash flows for the nine month periods ended June 30, 2000 and 1999 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year.

            The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. These interim financial statements for the period ended June 30, 2000, reflect continuing operations; discontinued or sold subsidiaries have been included on a separate line item.


SIGNIFICANT EVENTS

            In December 1999, the Company reached a settlement with OCE GmbH and OCE Printing Systems, USA Inc., ("OCE") resolving all disputes between the companies. Under the settlement, the Company retained all rights to its Fusing Agent Patent, and all lawsuits pending between the Company and OCE were dismissed. The Company also received $950,000 from OCE on December 31, 1999 and both sides have released all claims against each other. Legal expense of $182,000 related to the settlement were booked during the current nine month period.

            On January 25, 2000, the Company sold all assets relating to the fusing agent business to The Bradshaw Group for $550,000 in cash. Assets included inventory and work in process located in Chino, California and the exclusive right to use the Company's U.S. Fusing Agent Patent number 5,333,042.

            During March 2000, the Company completed a private placement of $3,270,000 of common stock. It is anticipated that these funds will be used to expand the Highway Server business.

            On April 17, 2000, the Company held its annual meeting of shareholders. Five individuals were elected as directors until the next annual meeting, Dr. Kyo Paul Jhin, Robert Pearson, Norman Baker, Steven Spector and Walter Kornbluh as Chairman of the Board. The Articles of Incorporation were amended to change the name of the Corporation to CaminoSoft Corp. The Articles of Incorporation were also amended to increase the number of authorized shares of the Company's Common Stock from 10,000,000 to 100,000,000. The shareholders also approved the Company's 2000 Stock Option Plan.

FORWARD-LOOKING STATEMENTS

            In addition to historical information, this Quarterly Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis and Plan of Operation." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. CaminoSoft Corp (the "Company") undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999, the Quarterly Reports on Form 10-QSB to be filed by the Company and any Current Reports on Form 8-K by the Company.


Item 2. Management's Discussion and Analysis and Plan of Operation.

            The following discussion and analysis should be read in conjunction with the financial statements and notes thereto in this quarterly report.


OVERVIEW

            In December 1999, the Company, OCE GmbH and OCE Printing Systems, USA Inc. (the "OCE Group") reached a settlement resolving all disputes regarding the Company's Fusing Agent Patent and the Company's allegations that the OCE Group and others committed violations of the U.S. antitrust laws which damaged the Company. Under the settlement, the Company retained all rights to its Fusing Agent Patent, and all lawsuits pending between the Company and OCE Group were dismissed. The Company has also received $950,000 from the OCE Group and both sides have released all claims against each other. Legal expense of $182,000 related to the settlement was booked during current nine month period. The Company has retained all rights against Siemens Corporation for violations of the U.S. antitrust laws by Siemens prior to April 1, 1996 which affected the Company. In June 2000, the Company filed suit against Siemens in the Federal Court in Los Angeles, California.

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

            During March 2000, the Company completed a private placement of $3,270,000 of common stock. It is anticipated that these funds will be used to expand the Highway Server business.

            During April 2000, the Company held its annual meeting of shareholders at which, five directors were elected to the Board, the Company changed its name to CaminoSoft Corp., the number of authorized shares of Common Stock was changed from 10,000,000 to 100,000,000 and the 2000 Stock Option Plan was approved.

            During June 2000, the Company liquidated the remaining parts inventory and closed the Los Angeles warehouse where the parts had been located. The liquidation created an additional tax loss of approximately $5,000,000 to add to the tax losses previously booked by the Company.

            On June 14, 2000, the Company commenced trading under its new symbol "CMSF". The common stock had been trading on the OTC Bulletin Board under the symbol "IEIC". The Company changed the name and trading symbol to reflect a new direction and focus for the Company built around the acquisition of Camino Software Systems and the "Highway Server" software.

            On July 10, 2000, the Company announced release of its new version of "Highway Server" software, to provide automated network storage access management system for Novell NetWare 5.x operating system platform. The new version of Highway Server provides advanced data storage management capabilities, enabling automated network access to archived files any time from any station.

RESULTS OF OPERATIONS

            The Three Month Periods Ended June 30, 2000 and June 30, 1999.

            Sales during the current quarter decreased by approximately $209,000 or 62% as compared to the quarter ended June 30, 1999. Revenues for the current quarter were derived solely from sales of the "Highway Server" software and related services. Sales for the quarter ended June 30, 1999 related to the Company's discontinued or sold operations. Sales of software during the quarter remained flat as compared to the quarter ended March 31, 2000. The Company has added three new regional sales people in Los Angeles, Dallas and New York and signed a representation agreement for Canadian distribution with All-Comm Computer Products, Ltd. in Wiarton, Ontario, Canada. Additional sales personnel are currently being interviewed for Chicago and Washington D.C.

            Cost of sales decreased by approximately $95,000 or 77%. The decrease was due to the change in the Company's line of business and the lower cost of sales associated with the new software products. Gross profit for the current quarter decreased by approximately $114,000 as compared to the quarter ended last year, but gross profit as a percentage of sales increased from 64% last year to 78% for the current three month period.

            Selling and administrative expenses increased by approximately $338,000 or 123% over the comparable period last year. The increase is due to the expansion of the Company's staff in preparation for additional Highway Server sales and development. The Company had 5 employees during the period ended June 30, 1999 while currently the Company employs 14 people with further expansion planned through the end of the calendar year. This increase also includes approximately $54,000 in legal fees associated with final settlement of the OCE Printing Systems litigation. Additional items relating to the newly acquired software business included, approximately $83,000 for advertising and sales and marketing and approximately $76,000 in technical consulting and development.

            Other income increased by approximately $67,000 for the current quarter over the comparable period last year as a result of $44,000 in interest income and a one time gain for settlement of an alleged stock sale violation by a Company insider for approximately $20,000.

            The loss for the period of $475,250 represents the expense relating to the closure of all historical lines of business and the increase in expense for the newly acquired software business including additional personnel, technical, sales and marketing and market research expenses.


The Nine Month Periods Ended June 30, 2000 and June 30, 1999.

            Sales for the current nine month period decreased by approximately $577,000 or 39% as compared to the prior period. The reduction is due to the sale of the fusing agent business and discontinuance of other historical lines of business during the period. Revenues derived from software sales for the nine month period represent approximately 33% of the total revenue and these sales did not exist last year.

            Cost of sales decreased by approximately $82,000 or 13% as compared to the prior year period. The decrease in cost of sales is due to sale and closure of the historical lines of business during the current nine month period and the addition of the software business that has a lower associated cost of sale.

            Sales and administrative expenses increased approximately $1,020,000 or 152% as compared to the prior year nine month period. This was due to the startup expenses of the new business acquired in September 1999, and the final charges for legal and accounting fees associated with settlement of litigation and closure and sale of the Company's historical fusing agent and maintenance business.

            The income from Legal Settlement reflects the net income received from OCE Corp. on settling the Company's claims on an anti-trust matter.

            Income from Discontinued Operations of $296,680 reflects the sale of the fusing agent business after all expenses.

            Net loss for the nine month period WAS result of the transition from the Company's historical lines of business to become a developer and seller of data management software, which is now the focus of all the Company's efforts and resources.


LIQUIDITY AND CAPITAL RESOURCES

            Cash increased in the nine months by approximately $2,4000,000 as a result of the Company completing a $3,270,000 private placement of common stock. The Company believes that its working capital and projected cash flow from operations will be sufficient to meet its ongoing operational requirements over the next twelve months. The Company presently has over $2,800,000 in cash and short term investments and no bank debt and limited long term obligations.

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



                                 CAMINOSOFT CORP



Date:  August 11, 2000             /s/ Walter Kornbluh
                                   ---------------------------------------------
                                   Walter Kornbluh, Chairman of the Board,
                                   President and Chief Executive Officer


Date:  August 11, 2000             /s/ Stephen Crosson
                                   ---------------------------------------------
                                   Stephen Crosson, Vice President of Operations
                                   and Chief Accounting Officer