Form 10KSB40
period 2000-09-30
CAMINOSOFT CORP
filed 2000-12-28
CIK 907686

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

                  For the fiscal year ended September 30, 2000
                                       or

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  For the transition period from _____________ to _____________

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

                                   YES [X] NO [ ]

     Check mark indicates that the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for its most recent fiscal year were $1,532,842, which included $1,189,421 of discontinued operations.

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 15, 2000 was approximately $15,000,000.

     Number of shares outstanding of each of the issuer's classes of common stock, as of December 15, 2000: 8,184,556 shares of common stock, no par value.

     The following documents are incorporated by reference into this report:
None.

-------------------------------------------------------------------------------
FORWARD-LOOKING STATEMENTS

     In addition to historical information, this Annual Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis and Plan of Operation." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. CaminoSoft Corp undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and any Current Reports on Form 8-K.

Item 1. DESCRIPTION OF BUSINESS.

OVERVIEW

     The Company was organized in 1983 as Interscience Computer Services, Inc. to be a third-party provider of maintenance services for computer hardware and related peripheral equipment. On April 17, 2000, the Company changed its name to CaminoSoft Corp. Unless otherwise specified herein, all references to the "Company" shall mean CaminoSoft Corp. The Company's principal executive offices are located at 600 Hampshire Road, #105, Westlake Village, California 91361.

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

     The Company's principal product prior to this fiscal year was a liquid fusing agent (the "Fusing Agent") used by the Model 2200 Siemens Printer. The Company distributed the Fusing Agent directly to its end user clients and other operators of the Model 2200 Siemens Printer. The Company also sold the Fusing Agent to NCR Corporation, OCE Printing Systems, Inc. and The Bradshaw Group. In January 2000 the fusing agent business was sold to The Bradshaw Group for $550,000.

     Prior to January 1, 2000, the Company was involved with several disputes with OCE Printing Systems, USA Inc. and OCE GmbH ("OCE"), including (a) a patent interference proceeding relating to the Company's fusing agent patent, (b) a lawsuit brought by OCE and a former employee of the Company contesting the Company's ownership of the fusing agent patent, and ( c) certain antitrust claims by the Company against OCE. On December 29, 1999, the Company entered into a settlement agreement with OCE. The settlement included (a) a payment by OCE to the Company of $950,000, (b) an agreement by OCE not to challenge the fusing agent patent, and ( c) a mutual release of all claims which either party has against the other. This settlement did not release the Company's claims against Siemens Corp. (See Legal Proceedings).

     On September 17, 1999, the Company acquired certain assets from Camino Software Systems, Inc. ("Camino") for 468,000 shares of the Company's common stock and the assumption of $315,172 of certain Camino liabilities. The Company had reviewed over 65 companies as possible acquisition candidates prior to the acquisition of the Camino Assets. The Camino Assets consisted of the name, Camino Software Systems, Inc., the data storage management software, certain business contracts and intangible personal property. Camino had developed the powerful Highway Server hierarchical storage management ("HSM") software.

     As of September 30, 2000 and 1999, the Company had 16 and 8 employees respectively.

     On April 17, 2000 at its annual meeting of shareholders, the Company's shareholders approved (a) changing the name of the Company to CaminoSoft Corp.,
(b) an increase in the authorized shares of common stock from 10,000,000 to 100,000,000, and (c) the 2000 Employee Stock Option Plan.

     The Company's present business is the development and sale of storage migration software and hardware based on the Camino Assets as described below.

CAMINO - PRODUCT DESCRIPTION

     Camino's HSM software provides a unique solution for addressing the increasing need for sophisticated management of data. Designed to meet the data storage management requirements for local area networks (LAN), wide area networks (WAN), and intranet environments, the HSM software offers its users the ability to efficiently manage available storage within a multi-server environment where mass storage devices are used to increase storage capacity. As more and more companies move away from mid and main frame computers to networked systems to meet their computing requirements, the need for more sophisticated software to emulate the flexibility and power of mid and main frames has become more acute. With the exponential growth of information, data storage requirements have also grown exponentially. The result has been that network managers are having to deal with the re-occurring "out of disk space" problem on their company's network. Though hardware cost for storage continues to come down, the cost of managing the data being stored has not. Human intervention is still required on the part of network managers to determine which data files on the system need to be "on-line", "near-line", or are used sufficiently infrequently to be relegated to "off-line" storage.

     Developed in conjunction with Novell's NetWare 4.X, now upgraded to 5.x, the Highway Server software is able to work in a multi-server and multi-platform environment, enabling the user to better utilize the storage capacity available throughout the network. Based upon user defined parameters, the software will automatically migrate minimally used files to designated storage devices, hard drives, RAID, magnetic optical, tape, or any other type of mass storage device. This migration is seamless and transparent to the user. As the server's file system begins to fill up, the HSM software automatically transfers or migrates old, seldom accessed files to user defined medium to make room for newer, more frequently accessed files. The directory entry is modified which enables the system to quickly locate and retrieve the file when needed. The user is unaware that the file has been migrated and no longer resident at the original site. Generally, this migration is desired to free up space in the more expensive storage medium, moving the data to less expensive medium, such as removable optical drives. The uniqueness of the program is that it enables the user to designate under what conditions the files should be migrated and where the files should be migrated, i.e., all financial files to one location, correspondence files to another, etc. In the case of mass storage devices using removable optical medium, this is particularly important. Whereas other HSM programs manage multi-disk hardware as one large repository, scattering data throughout the system, the HSM software enables the user to designate what data goes to which disk, thus enabling related data to be organized and stored on a specific disk rather than be scattered throughout the storage device. A disk can then be removed to off-line storage and more easily indexed, making retrieval considerably more efficient. The HSM software can accommodate virtually unlimited volumes of information. Efficient management of data has and will continue to be one of the foremost problems associated with the "information age". The Company believes the HSM software represents the most efficient solution to data management in the networked environment.

     In November 2000, the Company introduced the "T-REX", a storage migration appliance that is built around the Company's software. The Company also upgraded its software to be compatible with Novell 5.x and introduced a managed server compatible with NT and Windows 2000.

MARKET

     Expenditures related to information storage this year will approach $35 billion. Over the next 2 years, they are expected to grow by 40+%. Of the $35 billion, $24.5 billion will be spent on labor to manage the storage files. CaminoSoft HSM software significantly reduces labor costs. The advent of multi-server environments, where there are often 50 to 100 plus servers and hundreds of users, has created the need for increasingly sophisticated software to manage the gigabytes and terabytes of data. Network-attached storage (NAS) and storage area networking (SAN) solutions are becoming the answer for dealing with this explosion of data to be stored for the networked environment. These systems allow multiple servers to share a common storage system. This accounts for the high growth rate seen in optical disk drives, libraries, disk arrays, and other types of removable disk storage devices in the last few years. The Company has expanded its product line to include both hardware and software and the Company's products will operate across NT, Windows 2000 and Novell platforms.

COMPETITION

     Although there are several other HSM products in existence, management believes the Company's products provide a systematic managed solution to the relentlessly increasing data storage problem at a substantially reduced management cost. Competition comes from other storage solutions such as SAN networks, NAS solutions, the purchase of additional storage capacity or finding alternative ways to delay the purchase of a definitive solution.

     The storage industry has many major competitors with resources greater than that of the Company. There can be no assurance that the major suppliers in the storage market will not develop new products that provide the same or better management solutions. The amount of files and records to be stored and accounted for are being created at such an accelerated pace that keeping files accessible and retrievable will continue to be a major problem. The Company believes the management saving features of the Company's system will continue to be its major advantage.

STRATEGY

     The Company's products provide a systematic managed solution to the relentlessly increasing data storage problem at a substantially reduced management cost. The Company introduced in November 2000, T-Rex, a revolutionary data management appliance that provides an integrated storage management solution that will hold from 500GB to 12 terabytes of data in RAID storage. T-Rex utilizes smart data migration technology to create unlimited virtual storage by combining a RAID 5 fast cache file system with integrated removable storage devices, data mirroring and redundancy for transparent, high availability data access. Managed servers are available for NT and Windows 2000 and for Linux in the first quarter of 2001. Versions for UNIX and Solaris will follow in 2001. The Company's strategy is to offer both software and hardware compatible with all platforms and all data storage systems.

     The Company plans to market its products using its own sales force and through the OEM sales forces of the manufacturers of the components used in the Company's products and Value Added Reseller ("VAR") network. The Company exhibits at all regional shows and conducts seminars in various cities during the year. The Company has sales offices in Los Angeles, Chicago, Dallas and New York.

Item 2. DESCRIPTION OF PROPERTY

     As of December 1, 2000, the Company leases one office facility in Westlake Village, California for the Company's executive offices pursuant to a lease extension expiring January 31, 2003, at a rental rate of $8,476 per month.

Item 3. LEGAL PROCEEDINGS

     The Company has settled all disputes with OCE Printing Systems, USA Inc. and OCE Gmbh. Under the settlement, the Company retains all rights to its Fusing Agent patent, and all lawsuits pending between the Company and OCE have been dismissed. The Company has received $950,000 from OCE and both sides have released all claims against each other, including the antitrust claims referenced to in the next paragraph.

     The Company was a plaintiff in a class action suit against Siemens Nixdorf Printing Systems, OCE Printing Systems and NCR Corporation. While the Company withdrew as a named plaintiff in 1997, the Company retained the right to participate alleging anti-trust violations as a class member. Since that time the Company has settled with NCR Corporation and, as indicated, OCE Printing Systems, USA Inc. and OCE GmbH. The Company retains all rights against Siemens Corporation for any acts of Siemens prior to April 1, 1996, which affected the Company. The Company filed suit against Siemens Corp. in May 2000.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders during the fourth quarter of the fiscal year covered by this report.

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock is currently traded in the OTC Electronic Bulletin Board under the symbol "CMSF". The following table sets forth the high and low sales prices for the Common Stock during the two most recent fiscal years. During the period October 1, 1998 through March 31, 2000, the ticker symbol was "IEIC", and, in April of 2000, the symbol was changed to "CMSF". The prices reflect inter-dealer prices without retail mark-ups, mark-downs or commission and may not represent actual transactions.



             Symbol "IEIC"                              Common Stock       Sales Prices
    Year Ended September 30, 1999                       High               Low
    -----------------------------                       ------------       ------------
    October 1, 1998 - December 31, 1998                  $   0.50          $   0.28

    January 1, 1999 - March 31, 1999                     $   0.91          $   0.44

    April 1, 1999 - June 30, 1999                        $   0.63          $   0.38

    July 1, 1999 - September 30, 1999                    $   0.88          $   0.41


    Year Ended September 30,2000
    ----------------------------

    October 1, 1999 - December 31, 1999                  $   1.25          $   0.56

    January 1, 2000 - March 31, 2000                     $   9.31          $   1.25
    END Symbol "IEIC"



    Symbol "CMSF"
    April 1, 2000 - June 30, 2000                           $   7.63       $   2.88

    July 1, 2000 - September 30, 2000                       $   4.25       $   2.81

    October 1, 2000 - November 30, 2000                     $   4.25       $   3.00



     To date, the Company has not declared or paid any cash dividends with respect to its Common Stock, and the current policy of the Board of Directors is to retain earnings, if any, to provide for the growth of the Company. Consequently, no cash dividends are expected to be paid on the Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities

     During the fiscal year ended September 30, 1998, the Company issued warrants to purchase an aggregate of 700,000 shares of common stock at an exercise price of $1.00 per share. 500,000 of the warrants were issued to Renaissance Capital Group, the Company's largest shareholder, in consideration for financial support and conversion of preferred stock during the Company's reorganization. 200,000 warrants were issued to two former outside directors, one current director on the Company's board of directors and two members of the Company's reorganization legal team. The expiration dates for all of the warrants is August 12, 2001. In May 2000, 50,000 of the warrants were exercised by a former director of the Company.

     During the fiscal year ended September 30, 1999, the Company issued warrants to purchase an aggregate of 37,500 shares of common stock to three newly hired executives with the Company. The exercise price for all of these warrants is $.50 per share. The expiration date for these warrants is September 17, 2002.

     During the fiscal year ended September 30, 2000, the Company issued warrants to purchase an aggregate of 195,000 shares to four individuals in consideration for their participation on the Company's Advisory Board. The exercise price is $3.56 per share with a one year vesting period. The warrants expire on August 28, 2004.

     During the fiscal year ended September 30, 2000, the Company issued warrants to purchase an aggregate of 50,000 shares in consideration for financial public relations services. The exercise price is $3.56 per share, with a one year vesting period. The warrants expire on August 28, 2004.

     During the fiscal year ended September 30, 2000, the Company received a commitment from Renaissance US Growth and Income Trust PLC to purchase 500,000 shares of common stock for $1,500,000. The Company received the full $1,500,000 on November 30, 2000.

     All issuances of the Company's Common Stock described above were pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

     The Company's principal consumable product prior to this fiscal year was a liquid fusing agent (the "Fusing Agent") used by the Model 2200 Siemens Printer. The Company distributed the Fusing Agent directly to its end user clients and other operators of the Model 2200 Siemens Printer. The Company also sold the Fusing Agent to NCR Corporation, OCE Printing Systems, Inc. and The Bradshaw Group. During the 2000 Fiscal Year, the fusing agent business was sold for $550,000 to The Bradshaw Group.

     On September 17, 1999, the Company acquired certain assets of Camino Software Systems, Inc. The Camino Assets consisted of the name, the data storage management software, certain business contracts and intangible personal property. The Company's products currently provide a systematic managed solution to the relentlessly increasing data storage problem at a substantially reduced management cost. In November 2000, the Company introduced T-Rex, a data management appliance that provides an integrated storage management solution that will hold from 500GB to 12 terabytes of data in RAID storage. T-Rex utilizes smart data migration technology to create unlimited virtual storage by combining a RAID 5 fast cache file system with integrated removable storage devices, data mirroring and redundancy for transparent, high availability data access. Managed servers are available for Novell, NT and Windows 2000 and will be available for LINUX in the first quarter of 2001. Versions for UNIX and SOLARIS will follow in 2001. The Company's strategy is to offer both software and hardware compatible with all platforms and all data storage systems. The Company plans to market using its own sales force and through the OEM sales forces of the manufacturers of the components used in the Company's products. The Company exhibits at all regional shows and conducts seminars in various cities during the year. The Company has Sales offices in Los Angeles, Chicago, Dallas and New York. The Company is also developing an international VAR network for distribution of its products.

RISK FACTORS

We have a limited operating history.

     We have been in business since 1983 and have been a publicly traded company since September 1993. In September 1999, we acquired the assets of Camino Software Systems, Inc., which resulted in our entering into a new line of business. All of our prior business divisions (high speed printer sales and service and consumable sales) have been sold or discontinued. Although we currently have some revenues from the acquired assets, we are starting a new business in a highly technical and competitive market, with new risks for investors and shareholders. Our products have not yet been accepted in the marketplace.

Our future operating results are unpredictable.

     With the acquisition of the software products of Camino Software Systems, Inc. and the sale and discontinuance of our historical business, our operating results will depend on the enhancement of our existing products and the ability to market and sell the products. Any future success that we may achieve will depend upon many factors including factors which may be beyond our control or which cannot be predicted at this time. Uncertainties and factors which could cause actual results or events to differ materially from those set forth or implied include:

o    Inability to acquire new customers
o Inability to complete successful implementation of our software applications in a manner that is scalable
o    Inability to offer new services that complement our existing offerings

o    Inability to increase awareness of our brand

To address these risks, we must, among other things, implement and successfully execute our business strategy, continue to develop and upgrade our technology, provide superior customer service, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks or that our business strategy will be successful , and the failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations.

Need for additional financing.

     Our Company will require additional financing in order to expand our business. Our working capital requirements in the foreseeable future will depend on a variety of factors including our ability to implement our sales and marketing plan. There can be no assurance that we will be able to successfully negotiate or obtain additional financing. Our ability to obtain additional capital will be dependent on market conditions, the national economy and other factors outside our control. If adequate funds are not available or are not available at acceptable terms, our ability to finance our expansion, develop or enhance services or products or respond to competitive pressures would be significantly limited. The failure to secure necessary financing will have a material adverse effect on our business, prospects, financial condition and results of operations.

If we are unable to adapt our products to rapidly changing technology, our reputation and our ability to grow our revenues could be harmed.

     The markets we serve are characterized by rapidly changing technology, evolving industry standards, emerging competition and the frequent introduction of new software. There is no assurance that we will be able to enhance existing or develop new products that meet changing customer needs in a timely and cost-effective manner. Prolonged delays resulting from our efforts to adapt to rapid technological change, even if ultimately successful, could harm our reputation within our industry and our ability to grow our revenues.

We face significant competition from other providers of computer software.

     The markets for our computer software are characterized by intense competition and an increasing number of new market entrants who have developed or are developing potentially competitive products. Further, the cost barriers to these markets are relatively low, which means our competitors range from small companies with limited resources to large, more established companies. Some competitors, regardless of size, have substantially greater financial, technical, marketing, distribution, personnel and other resources. For example, current and future competitors with greater financial resources than us may be able to undertake more extensive marketing campaigns and adopt more aggressive pricing policies. It is possible that we may not have the resources to withstand these and other competitive forces.

Our earnings growth is dependent upon acceptance of our products and our ability to increase demand for data storage and management software products.

     Our ability to generate profits depends primarily upon market acceptance of our data storage and management software products. Our products may not be able to be successfully marketed or achieve customer acceptance, and we may be unable to increase demand for our product. Our strategy to increase our customer base includes investment in programs designed to heighten consumer awareness of our product and services.

If we do not successfully develop new products that keep pace with technology, our competitive position will be weakened.

     The market for our products is new and emerging, and is characterized by rapid technological advances, changing customer needs and evolving industry standards. Accordingly, our ability to realize our expectations will depend on our:

     - Ability to timely develop new software products that keep pace with developments in technology;

     - Ability to meet evolving customer requirements which are often difficult to predict; and

     - Success at enhancing our current product offerings and delivering those products through appropriate distribution channels.

We may not be successful in developing and marketing, on a timely and cost-effective basis, enhancements to our software products or new products which respond to technological advances and satisfy increasingly sophisticated customer needs. If we fail to introduce new products, or if new industry standards emerge that we do not anticipate or adapt to, our software products could be rendered obsolete and our competitive position will be weakened.

Our business will suffer if our software development is delayed.

     Any failure to release new products and upgrades on time may result in:

     -    customer dissatisfaction;
     -    cancellation of orders;
     -    negative publicity;
     -    loss of revenue; or
     -    slower market acceptance.

We operate in a developing market with increasing participants.

     The market for computer software is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed products and services. It is possible that a single supplier may dominate one or more market segments. Additionally, there may be insufficient market acceptance of our products because the market for computer software changes rapidly.

We rely on key management personnel.

     Our performance is substantially dependent on the continued services and the performance of our senior management and other key personnel. Our performance also depends on our ability to retain and motivate our other officers and key employees. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, prospects, financial condition and results of operations. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial and marketing personnel. Competition for such personnel is intense, and there can be no assurance that we can attract and retain the necessary technical, managerial and marketing personnel could have a material adverse effect on our business, prospects, financial condition and results of operations.

Our business substantially depends upon the continued growth of the data storage and management software market.

     Our future revenue and profits, if any, substantially depend upon the continued growth and development of the data storage and management software market.

We could incur substantial costs defending our intellectual property from claims of infringement.

     The software industry is characterized by frequent litigation regarding copyright, patent, trademark and other intellectual property rights. We may be subject to future litigation based on claims that our own intellectual property rights are invalid. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products overlaps. Claims of infringement could require us to re-engineer or rename our products or seek to obtain licenses from third parties in order to continue offering our products. These claims could also result in significant expense to us and the diversion of our management and technical resources, even if we ultimately prevail. Licensing or royalty agreements, if required, may not be available on terms acceptable to us or at all.

RESULTS OF OPERATIONS

           FISCAL YEARS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

     As indicated, during the 2000 fiscal year, the Company sold its fusing agent business and commenced an entirely new business. Accordingly, comparisons between fiscal years with respect to business operations are not meaningful and are not presented herein.

     During the fiscal year the Company began a sales marketing program for the Highway Server software. The program included trade shows, magazine advertising and regional and local seminars in conjunction with marketing partners. The Company plans also called for expansion of the sales force and technical force. The Company has opened regional sales offices in New York, Chicago and Dallas while adding additional sales and sales support people in the Western Region where the corporate offices are located. Revenues for sales of the software for the current fiscal year was approximately $343,000. Cost of sales of software for the current year was approximately $13,000, with a gross profit of approximately $330,000 or 96%.

     Selling and administrative expenses for the current year were approximately $2,090,000. During the year the Company added 8 new employees and moved its corporate headquarters to a new larger facility in Westlake Village, California. Additional expenses included advertising in multiple storage and operating system publications. Additional technical and marketing consultants have also been added during the current fiscal year to help in the expansion of the sales and marketing development program and help increase the current product line. The Company plans to continue its expansion into the 2001 fiscal year.

     Depreciation and amortization expense for the fiscal year of $76,835 included depreciation for additions to technical equipment, furniture and fixtures and the first years amortization of the software acquired from Camino Software Systems, which was approximately $71,700 or 93% of the total expense.

     Research and development expense for the current year was approximately $190,000, which is also part of the ongoing plan to expand the product line, while adding features and upgrades to the original software products. The Company plans to continue the research and development program at an increased rate during the coming year.

     Other income during the year consisted of proceeds from a legal settlement with the Company's insurance carriers of approximately $132,000, interest income of approximately $87,000 and small amount for the billing of freight charges to customers.

     Fiscal year 2000 included a gain from discontinued operations of $322,003 as compared to a gain of approximately $253,000 in fiscal year 1999. The current year gain consisted of revenue and expenses related to the sales of consumables and the sale of the fusing agent business, costs incurred for liquidation of parts and equipment and closure of the Los Angeles warehouse, proceeds from the OCE settlement and associated legal and other expenses. The Company also sold the fusing agent business, which included exclusive rights to the fusing agent patent. The chemical the patent is based on has a limited life as a result of the small ozone depleting potential of the product. Therefore manufacturing of the chemical will be prohibited as of December 31, 2002. As a result of the limited life of the product and the sale of the business including exclusive rights to the patent, the remaining asset of $414,951 was written off. Also included was the write off of deferred tax assets of $250,000.

LIQUIDITY AND CAPITAL RESOURCES

     During fiscal year 2000, the Company's cash position increased by approximately $1,750,000, from $464,000 on September 30, 1999 to $2,219,000 on
September 30, 2000. The principal balance due to Sanwa Bank as of September 30, 1999 was approximately $85,000, which was paid in the first quarter of the current fiscal year. In September 1999, the Company obtained an unsecured $500,000 loan from Renaissance Capital Growth and Income Fund III at 8% per anum. The Company paid the loan balance in January 2000. In February 2000, Renaissance Capital Growth and Income Fund III exercised a warrant for 250,000 shares of common stock at a price of $.50 per share. In March 2000, the Company completed a private placement of 1,635,000 shares of common stock for $3,270,000. The funds are being used to support the Company's expanded business plan. In May 2000 an ex-director of the Company exercised warrants to purchase 50,000 shares of the Company's common stock at $1.00 per share and in September 2000 an ex-employee exercised options to purchase 5,000 shares of the Company's common stock at $.56 per share. The Company is currently in the process of completing another private placement of up to 1,000,000 shares of common stock at $3.00 per share. As of the date of this filing the Company has received $1,500,000 for 500,000 shares of the available private placement from Renaissance Capital and Growth Fund PLC.

     On September 17, 1999, the Company acquired the assets of Camino Software Systems, Inc. and its principal software product the "Highway Server". At the start of the current year the Company outlined goals for the year which included: 1) to strengthen the balance sheet; 2) to expand the management team;
3) to improve and develop its product line to meet the accelerating demands of the digital storage market.

     Including the receipt of the $1.5 million related to the September 2000, sales of common stock, the Company's net worth has increased by a factor of over 7 times to its current amount of over $4 million. Book value per common share has increased approximately 5 times and the Company has increased its cash position by approximately $1,750,000.

BACKLOG

     The Company's total backlog for software products as of September 30, 2000 was approximately $50,000. Backlog consists of the total amount of orders for products that remain to be filled. The backlog was realized during the three-month period ending December 31, 2000.

Item 7. FINANCIAL STATEMENTS

     The following is a list of financial statements filed herewith:

     Balance Sheets as of September 30, 2000 and September 30, 1999

     Statements of Operations for the years ended September 30, 2000 and 1999

     Statements of Shareholder's Equity for the years ended September 30, 2000 and 1999

     Statements of Cash Flows for the years ended September 30, 2000 and 1999

     Notes to Financial Statements

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in accountants or disagreements during the fiscal year covered by this report.

Item 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     As of December 15, 2000, the directors and executive officers of the Company are as follows:


             Name                      Age          Position
             ----                      ---          --------
         Norman Baker                  60           Director

         Robert Pearson                65           Director

         Steven Spector                54           Director

         Walter Kornbluh               69           President, Chief Executive
                                                    Officer and Chairman of the
                                                    Board

         Stephen Crosson               41           Chief Operating Officer,
                                                    Secretary and Treasurer

         Barry Lederman                52           Vice President of Marketing

         Neil Murvin                   49           Vice President of Technology

         Arthur Ekroos                 59           President


     Norman Baker, Mr. Baker a U.K. national, joined the Company in January 1994 as Managing Director of Interscience Computer Corporation-PLC. Mr. Baker has for the past fifteen years been a director and associate of N.B. Direct Mail Ltd., a U.K. domiciled direct marketing, research and mailing operation. Mr. Baker was elected to the Company's board in March 1995.

     Robert Pearson, Mr. Pearson who became a director in 1997 has been associated with Renaissance Capital Group ("RCG") since April of 1994. RCG is the Investment advisor of the largest shareholders of the Company. Presently, Mr. Pearson serves as a Senior Vice President and Director of Corporate Finance of RCG. He served as Executive Vice President of the Thomas Group from May 1990 to March 1994. For 25 years, Mr. Pearson held various senior management positions at Texas Instruments, including Vice President of Finance from October 1983 to June 1985. Mr. Pearson holds directorships in the following companies:
Poore Brothers, Inc., which manufactures and distributes snack food products, Advanced Power Technology, Inc., which manufactures semiconductor power switching devices, and Dexterity, Inc., which markets medical devices.

     Steven Spector, Mr. Spector became a director in February 2000. Since 1971, Mr. Spector has practiced finance, banking and corporate reorganization law, most recently as a partner in the Los Angeles Office of McDermott, Will & Emery. In addition to practicing law, Mr. Spector is a partner in the investment group of LBS Investments, LLC, and a trustee of The Joseph B. Gould Charitable Foundation. Mr. Spector has lectured and taught extensively in his legal specialties of finance, banking and corporate reorganization.

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

     Stephen Crosson, Mr. Crosson first joined the Company in March 1985 and was manager of accounting, government contracts and logistics. In September of 1989, Mr. Crosson became a financial analysis officer with First Interstate Bank of California. In March 1992, Mr. Crosson joined the Company again as Director of Operations, and in April 1995, he became Vice President of Operations. In January 1997 Mr. Crosson became Secretary of the Corporation and in April of 1998 he became Treasurer.

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

     Arthur Ekroos, Mr. Ekroos joined the Company in September 2000. He has over 20 years of executive experience in the data communications industry. For the past 2 years, he has been the Vice President of Business Development, Sales and Marketing for Abacus America, Inc. Prior to that he served as President of RF Industries and Vice President of Equipment Corp.

DIRECTOR COMPENSATION

     Directors do not receive any annual compensation. Outside directors receive $1,000 each for each meeting attended and reimbursement for out-of-pocket expenses for attending meetings. Mr. Pearson has waived the meeting fees.

Item 10. EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by the Company for its fiscal years ended September 30, 2000, and September 30, 1999 to its Chief Executive Officer (the "Named Executive Officer") and Chief Financial Officer. No other executive officer received compensation which exceeded $100,000 for the fiscal year ended September 30, 2000.

                              ANNUAL COMPENSATION


                              FISCAL YEAR                                ALL
NAME AND                         ENDED                                  OTHER
PRINCIPAL POSITION           SEPTEMBER 30,    SALARY     BONUS       COMPENSATION
------------------           ------------     ------     ------      -------------
Walter Kornbluh,                 2000        $150,000(1)   --          $90,000(2)
Chief Executive                  1999        $150,000(1)   --               --
Officer and Chairman             1998        $150,000      --               --
of the Board
Stephen Crosson,                 2000        $120,000      --          $60,000(2)
Vice President, Secretary        1999        $120,000      --               --
and Treasurer                    1998        $ 97,083      --               --


(1) Does not include fees paid to a consulting firm owned by Mr. Kornbluh. See "Certain Relationships and Related Party Transactions."

(2) Consists of the dollar value for 45,000 shares of common stock issued to Mr. Kornbluh and 30,000 shares of common stock issued to Mr. Crosson, as part of the March 2000, private placement.

                              OPTION GRANTS IN 2000

     The following table sets forth certain information regarding option grants to the named executive officer during the fiscal year ended September 30, 2000.



                                    Number of        Percentage of
                                    Securities       Total Options     Average
                                    Underlying       Granted to        Exercise
                                    Options          Employees         Price         Expiration
NAME                                Granted(1)       In 2000           Per Share     Date
----                                -----------      ---------         ---------     ----------
Walter Kornbluh.................     92,000            6.68%           $0.56         12/08/2009
Walter Kornbluh.................    180,000           13.08%           $3.87         02/25/2010
Walter Kornbluh.................     90,000            6.54%           $5.00         02/25/2010
Walter Kornbluh.................     90,000            6.54%           $6.50         02/25/2010
Walter Kornbluh.................     90,000            6.54%           $7.50         02/25/2010


(1) Options were granted under the year 2000 Employee Stock Option Plan and are exercisable for common stock of CaminoSoft Corp.


                  OPTION EXERCISES AND FISCAL YEAR-END VALUES


                                              Number of Securities              Value of
                                             Underlying Unexercised      Unexercised in the Money
                     Shares                   Options at Year-End           Options at Year-End
                    Acquired     Value     ---------------------------  ---------------------------
Name               On Exercise  Realized   Exercisable   Unexercisable  Exercisable   Unexercisable
----               -----------  --------   -----------   -------------  -----------   -------------
Walter Kornbluh         --         --         92,000           --         $330,813          --


     There were no options exercised by the named executive officer during fiscal year 2000.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 15, 2000 by (I) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's directors; (iii) the named Executive Officer; and (iv) executive officers and directors of the Company as a group:


                                                                       COMMON STOCK (1)
                                                                ---------------------------------
                                                                  NUMBER OF       PERCENTAGE OF
         NAME AND ADDRESS (2)                                       SHARES        OUTSTANDING (3)
         --------------------                                    ----------       ---------------
Frank J. LaChapelle...................................(4)           835,000             10.20

Arthur Ekroos ........................................              250,000(5)            --

Robert Pearson........................................(6)             --                  --


Norman Baker .........................................              152,500(7)            --

Steven Spector .......................................               90,000(8)            --

Walter Kornbluh ......................................            1,170,000(9)          12.79

Stephen Crosson ......................................              768,800(10)          8.67

Renaissance Capital Growth &
Income Fund III, Inc. ................................            2,815,000(11)         32.41
     8080 N. Central Expressway
     Suite 210
     Dallas, Texas 75206


Renaissance US Growth &
Income Trust PLC ...........................................      1,000,000             12.22
     8080 N. Central Expressway
     Suite 210
     Dallas, Texas 75206

All executive officers and
     directors as a group
     (6 persons) ...........................................      2,431,300             23.69

----------------------------------------------------------------------------------------------

(1) As used herein, the term beneficial ownership is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power and/or sole or shared investment power subject to community property laws where applicable.
(2) The address of each person is c/o the Company at 600 Hampshire Road, #105, Westlake Village, California 91361.
(3) Based on 8,184,556 shares of Common Stock outstanding, as of December 15, 2000, represents to Company's estimate of shares outstanding on the date of filing this report.
(4) All shares are held in the LaChapelle Family Trust with respect to which Mr. LaChapelle exercises voting and investment power.
(5) Consists of options from the Company to purchase 150,000 shares at $3.44 per share, 50,000 shares from the Company at $5.00 per share and 50,000 shares from the Company at $6.00 per share.
(6) Does not include any shares owned by the Renaissance Capital Growth and Income Fund III and Renaissance U.S. Growth & Income Trust PLC. Mr. Pearson is an executive officer of RCG and the Renaissance Capital Growth and Income Fund III.
(7) Includes three year warrants to purchase 50,000 shares of Common Stock of the Company at $1.00 per share and four year non-qualified options from the Company to purchase 65,000 shares at $3.63 per share.
(8) Includes four year non-qualified stock options from the Company for 65,000 shares at $3.63 per share.
(9) Includes currently exercisable options to purchase 300,000 shares from RCG at $2.00 per share and 120,000 shares from Frank LaChapelle at $3.00 per share and 82,200 shares from LaJolla Cove Investors for $1.80 per share and 12,000 shares from the Company at $.56 per share, 180,000 shares from the Company at $3.87 per share, 90,000 shares from the Company at $5.00 per share, 90,000 shares from the Company at $6.50 per share and 90,000 shares from the Company at $7.50 per share.
(10) Includes currently exercisable options to purchase 200,000 shares from RCG at $2.00 per share and 80,000 shares from Frank LaChapelle at $3.00 per share and 54,800 shares from LaJolla Cove Investors at $1.80 per share and 48,000 shares from the Company at $.56 per share, 120,000 shares from the Company at $3.87 per share, 60,000 shares from the Company at $5.00 per share, 60,000 shares from the Company at $6.50 per share and 60,000 shares from the Company at $7.50 per share.
(11) According to Schedule 13D, dated September 13, 1994, filed with the Commission, RCG is the investment advisor of Renaissance Capital Growth & Income Fund III, Inc. (the "Fund"). The Fund owns 2,250,000 shares of the Company's Common Stock and has three year warrants to purchase 500,000 shares of Common Stock at $1.00 per share and four year options to purchase 65,000 shares at $3.63 per share.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During fiscal 2000 and 1999 the Company paid $32,000 and $111,400, respectively, in consulting fees to a firm owned by the Company's Chairman of the Board.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits - Exhibit 27 Financial Data Schedule

     10.1 Settlement Agreement dated December 29, 1999 among OCE Printing Systems U.S.A. Inc., OCE Printing Systems, G.m.b.H. and Interscience Computer Corporation.

     (b)   Reports on Form 8-K.          None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         CAMINOSOFT CORP

                                         By  /s/   WALTER KORNBLUH
                                             --------------------------------
                                             Walter Kornbluh, Chairman of the
                                             Board, and Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                          Capacity                            Date
         ---------                          --------                            ----
/s/ WALTER KORNBLUH                 Chairman of the Board               December 15, 2000
----------------------------        and Chief Executive
Walter Kornbluh                     Officer

/s/ STEPHEN CROSSON                 Chief Operating Officer,            December 15, 2000
----------------------------        Secretary and Treasurer
Stephen Crosson                     and Principal Financial and
                                    Accounting Officer

/s/ NORMAN BAKER                    Director                            December 15, 2000
---------------------------
Norman Baker

/s/ ROBERT PEARSON                  Director                            December 15, 2000
---------------------------
Robert Pearson

/s/ STEVEN SPECTOR                  Director                            December 15, 2000
---------------------------
Steven Spector


                                CAMINOSOFT CORP.

                                    CONTENTS



 Independent Certified Public Accountants' Report                     F-2


 Financial Statements

     Balance Sheets                                                   F-3

     Statements of Operations                                         F-4

     Statements of Shareholders' Equity                               F-5

     Statements of Cash Flows                                         F-6


 Notes to Financial Statements                                        F-7

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT


To the Board of Directors and Shareholders
CaminoSoft Corp.


We have audited the accompanying balance sheets of CaminoSoft Corp. as of September 30, 2000 and 1999 and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caminosoft Corp. as of September 30, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



                                      BDO Seidman, LLP



Los Angeles, California
December 4, 2000

                                CAMINOSOFT CORP.

                                 BALANCE SHEETS


                                                                                          September 30,
                                                                                  ------------------------------
                                                                                      2000              1999
                                                                                  ------------       -----------
ASSETS

Current assets:
   Cash and cash equivalents                                                      $  2,219,323       $    464,311
   Accounts receivable, net of allowance for doubtful accounts
     of $5,687 and $53,687 (Note 9)                                                     67,955             45,444
   Inventories (Notes 3 and 9)                                                            --              208,442
   Deferred income taxes (Note 10)                                                        --              250,000
   Other receivables (Note 5)                                                        1,585,000               --
                                                                                  ------------       ------------
Total current assets                                                                 3,872,278            968,197
                                                                                  ------------       ------------

Property and equipment, net of accumulated depreciation of
   $5,068 and $22,989 (Note 4)                                                          26,564              7,746

Software, net of accumulated amortization of $71,677 and $0 (Note 12)                  430,605            502,372

Patents, net of accumulated amortization of $0 and $318,803 (Notes 2 and 11)              --              414,951

Deposits                                                                                 9,581             11,280
                                                                                  ------------       ------------
Total assets                                                                      $  4,339,028       $  1,904,546
                                                                                  ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Trade accounts payable                                                         $    111,587       $    232,815
   Accrued liabilities                                                                 123,263            271,516
   Accrued legal costs                                                                    --              229,907
   Current portion of long-term debt (Note 9)                                             --              114,607
                                                                                  ------------       ------------
Total current liabilities                                                              234,850            848,845
Long-term debt, less current portion (Note 9)                                             --              500,000
                                                                                  ------------       ------------
Total liabilities                                                                      234,850          1,348,845
                                                                                  ------------       ------------

Commitments and contingencies (Note 2 and 8)

Shareholders' equity (Note 6)
   Common stock, no par value; authorized 100,000,000 shares;
     issued and outstanding 8,184,556 and 5,704,556 shares                          13,642,539          8,626,430
   Accumulated deficit                                                              (9,538,361)        (8,070,729)
                                                                                  ------------       ------------

Total shareholders' equity                                                           4,104,178            555,701
                                                                                  ------------       ------------
Total liabilities and shareholders' equity                                        $  4,339,028       $  1,904,546
                                                                                  ============       ============



                See accompanying notes to financial statements.

                                CAMINOSOFT CORP.

                            STATEMENTS OF OPERATIONS


                                                                                 Years ended September 30,
                                                                               ----------------------------
                                                                                    2000            1999
                                                                                -----------       ----------
Sales (Note 2)                                                                  $   343,421       $      --

Cost of sales                                                                        12,988              --
                                                                                -----------       -----------
Gross profit                                                                        330,433              --
                                                                                -----------       -----------

Operating expenses:
   Sales and administrative                                                       2,090,384              --
   Depreciation and amortization                                                     76,835              --
   Research and development                                                         189,797              --
                                                                                -----------       -----------
Total operating expenses                                                          2,357,016              --
                                                                                -----------       -----------
Loss from continuing operations                                                  (2,026,583)             --
                                                                                -----------       -----------

Other income:
   Interest income                                                                   87,200              --
   Miscellaneous income (Note 13)                                                   149,748              --
                                                                                -----------       -----------
Total other income                                                                  236,948              --
                                                                                -----------       -----------
Net loss from continuing operations                                              (1,789,635)             --

Discontinued operations (Note 11)
   Income from operations of discontinued Fusing Agent business (includes
   $1,189,421 and $1,751,219 of sales in 2000 and 1999,
   respectively and $950,000 from obligation settlement in 2000 (Note 13))          646,350           252,983
   Loss on disposal of Fusing Agent business                                       (324,347)             --
                                                                                -----------       -----------

Gain on discontinued operations                                                     322,003           252,983
                                                                                -----------       -----------

Net income (loss) applicable to common stock                                    $(1,467,632)      $   252,983
                                                                                ===========       ===========

Weighted average number of common shares outstanding:
   Basic                                                                          6,777,008         5,253,225
   Diluted                                                                        6,777,008         5,262,129
                                                                                ===========       ===========

Net income (loss) per common share (basic and diluted):
   From continuing operations                                                   $      (.26)      $      --
   From discontinued operations                                                         .05               .05
                                                                                -----------       -----------

Net income (loss) per common share                                              $      (.21)      $       .05
                                                                                ===========       ===========



                See accompanying notes to financial statements.

                                CAMINOSOFT CORP.

                       STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                    Common Stock                       Accumulated
                                                             ---------------------------      ----------------------------
                                                               Shares           Amount           Deficit             Total
                                                             ----------      -----------      ------------      -----------
BALANCE, at October 1, 1998                                   5,188,487      $ 8,439,230      $(8,323,712)      $   115,518

Common stock issued as partial settlement of unsecured
  creditors (Note 1)*                                            48,069             --               --                --

Common stock issued in purchase of software (Notes 6)           468,000          187,200             --             187,200

Net income                                                         --               --            252,983           252,983
                                                            -----------      -----------      -----------       -----------

BALANCE, at September 30, 1999                                5,704,556        8,626,430       (8,070,729)          555,701

Common stock issued for exercise of
  options/warrants (Note 6)                                     305,000          177,800             --             177,800

Common stock issued as partial settlement of
  legal expenses (Note 6)                                        40,000           45,200             --              45,200

Common stock issued for private placements                    2,060,000        4,620,000             --           4,620,000

Common stock issued to employees (Note 6)                        75,000          150,000             --             150,000

Stock options issued for loan origination fees                     --             23,109             --              23,109

Net income                                                         --               --         (1,467,632)       (1,467,632)
                                                            -----------      -----------      -----------       -----------
BALANCE, at September 30, 2000                                8,184,556      $13,642,539      $(9,538,361)      $ 4,104,178
                                                            ===========      ===========      ===========       ===========


* The value of these shares was accounted for in prior year, however, these shares were not issued by the transfer agent until the 1999 fiscal year.



                See accompanying notes to financial statements.

                                CAMINOSOFT CORP.

                            STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                                       Years Ended September 30,
                                                                                     -----------------------------
                                                                                         2000             1999
                                                                                     -------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss from continuing operations                                                $(1,789,635)      $      --
   Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation and amortization                                                         76,835              --
     Change in allowance for doubtful accounts                                              5,687              --
     Common stock issued for financing fees                                                23,109              --
     Common stock issued to employees                                                     150,000              --
     Changes in operating assets and liabilities net of effects of divestitures:
       Accounts receivable                                                                (73,642)             --
       Other receivables                                                                  (85,000)             --
       Deposits                                                                            (9,255)             --
       Accounts payable and accrued expenses                                              234,850              --
                                                                                      -----------       -----------

   Net cash (used in) continuing operating activities                                  (1,467,051)             --

   Net cash provided by discontinued operating activities                                 556,532           272,950
                                                                                      -----------       -----------

Net cash provided by (used in) operating activities                                      (910,519)          272,950
                                                                                      -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in equipment                                                                (17,662)             (174)
                                                                                      -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowing (Note 9)                                                                        --             500,000
   Payment of long-term debt                                                             (614,607)         (830,525)
   Issuance of common stock                                                             3,297,800              --
                                                                                      -----------       -----------

Net cash provided by (used in) financing activities                                     2,683,193          (330,525)
                                                                                      -----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    1,755,012           (57,749)

CASH AND CASH EQUIVALENTS, beginning of period                                            464,311           522,060
                                                                                      -----------       -----------

CASH AND CASH EQUIVALENTS, end of period                                              $ 2,219,323       $   464,311
                                                                                      ===========       ===========

SUPPLEMENTAL CASH FLOW INFORMATION
   Interest paid                                                                      $    20,516       $    24,479
                                                                                      ===========       ===========


SUPPLEMENTAL NON-CASH FINANCING AND INVESTING ACTIVITIES
   Inconjunction with the purchase of Camino Software in September 1999, the Company issued 468,000 shares of common stock valued at $0.40 for a total of $187,200 and assumed $315,172 in accounts payable for a total of $502,372.

   During September 2000, the Company issued 500,000 shares in conjunction with the private placement for $1,500,000 of subscriptions receivable. The Company received the full amount of $1,500,000 in November 2000.



                See accompanying notes to financial statements.

                                CAMINOSOFT CORP.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

CaminoSoft, Corp. (the "Company") previously known as Interscience Computer Corporation, was incorporated under the laws of the State of California on October 14, 1983, to be a third party provider of maintenance services for computer hardware and related peripheral equipment. The Company previously provided spare parts for the Siemens, Xerox, and Delphax families of business, as well as technical support for Siemens. In 1992, the Company introduced a non-chloroflurocarbon fusing agent, developed by the Company and patented on July 26, 1994, for use with certain high speed laser printers. Soon thereafter, the Company initiated a toner development program. As a result of the Company's development of the Fusing Agent and toner, gross revenues from these items constituted approximately 80% of Company sales, for the year ended 1999. During the year ended September 30, 2000, the Company sold the Fusing Agent and toner business (see Note 11).

On September 17 1999, the Company acquired the assets (the "Camino Assets") of Camino Software Systems, Inc. ("Camino"), a data storage company, for 468,000 shares of the Company's common stock and assumed $315,172 of certain Camino liabilities. The Camino assets consisted of the name, Camino Software Systems, Inc., the data storage management software, certain business contracts and intangible personal property. The Company allocated all amounts paid and assumed in the amount of $502,372 to the cost of the software.

During the year ended September 30, 2000, the Company changed its name to CominoSoft, Corp. to reflect the focus on the data management software business. The Company is now distributing and developing data management software purchased from Camino, which will work with NT, Windows 2000, Novell, Unix and Linux systems.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. Accounts receivable, other receivables, accounts payable and other accrued current liabilities as reflected in the financial statements approximate fair value because of the short-term maturity of these instruments.

                                CAMINOSOFT CORP.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The carrying amount of long-term debt approximates fair value because the interest rates of these instruments approximate the rate at which the Company could borrow at September 30, 1999.

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

REVENUE RECOGNITION

Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with all applicable accounting regulations, including American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, With Respect to Certain Transactions. Revenue from sale of product is recognized upon shipment to the customer. Maintenance revenue is recognized ratably over the contract period.

RESEARCH AND DEVELOPMENT

Research and development costs, which consist primarily of software development costs, are expensed as incurred. Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed" ("SFAS 86"), provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established or for development costs that have alternative future uses. To date, the Company has not capitalized such software development costs.

ADVERTISING

Advertising costs are charged to expense as incurred and such costs were $161,555 and $7,308 for the years ended September 30, 2000 and 1999, respectively.

INTANGIBLES

The cost of patents acquired were being amortized on the straight-line method over seven years. The patents were written-off during the year ended September 30, 2000 (Note 11). The write-off is included in discontinued operations.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company periodically assesses the recoverability of the carrying amounts of long-lived assets, including intangible assets. A loss is recognized when expected undiscounted future cash flows are less than the carrying amount of the asset. The impairment loss is the difference by which the carrying amount of the asset exceeds its fair value.

                                CAMINOSOFT CORP.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION

The Company accounts for employee stock options or similar equity instruments in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). SFAS No. 123 defines a fair-value-based method of accounting for employee stock options or similar equity instruments. This statement gives entities a choice to recognize related compensation expense by adopting the new fair-value method or to measure compensation using the intrinsic value method under Accounting Principles Board
(APB) Opinion No. 25 "Accounting for Stock Issued to Employees", the former standard. If the former standard for measurement is elected, SFAS No. 123 requires supplemental disclosure to show the effect of using the new measurement criteria. The Company currently uses the disclosure standards of SFAS 123 but accounts for stock based compensation using APB 25.

EARNINGS (LOSS) PER SHARE

The Company computes earnings (loss) per common share under Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128), which requires presentation of Basic and Diluted earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity, such as stock options, warrants or convertible debentures, unless antidilutive (see Note 6). At September 30, 2000, options and warrants to purchase 2,499,000 shares were outstanding and could affect future periods, but were not included in the computation of diluted (loss) per common share as the effect would be antidilutive.

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards ("FASB") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") issued by the FASB is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2001 to affect its financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance for revenue recognition under various circumstances. The accounting and disclosures prescribed by SAB 101 will be effective in the fourth quarter of the Company's fiscal year ending September 30, 2001, and retroactive to the beginning of that fiscal year. The Company does not believe the effects of adoption will be material to its financial position or results of operations.

                                CAMINOSOFT CORP.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (FIN 44) Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company adopted FIN 44 in accounting for the stock options granted during the year ended September 30, 2000, and it had no impact on the Company's financial position or results of operations and cash flows.

NOTE 2--DISCLOSURE OF CERTAIN RISKS AND UNCERTAINTIES

PATENT

The Company is the assignee of the entire right, title and interest in and to U.S. Patent No. 5,333,042 (the "Patent") directed to a method for using fusing agent in cold fusion laser printers. The Fusing Agent represented approximately 80% of the Company's sales for the year ended September 30, 1999 (included in Gain on Discontinued Operations). On October 16, 1995, the Patent Office issued a notice to the Company that an unnamed party had copied a claim of the Patent for purposes of instituting an Interference proceeding under 35 U.S.C. 135 to determine priority of invention. In February 1997, the Patent Office declared Interference Number 103692 with a patent application filed in the name of Gerd Goldman (the "Goldman Application"). The Company understands that the Goldman Application is owned by OCE Printing Systems GmbH. The Company is identified as the Junior Party in the Interference. The Company filed on December 7, 1998 its claim to priority on the Patent. The Company was informed that OCE Printing Systems USA Inc. had purchased the rights of a former employee of the Company who claimed ownership of the Patent. In February, 1999, the former employee and OCE Printing Systems USA Inc. filed a lawsuit against the Company in the U.S. District Court of Maryland claiming the employee was the sole inventor and owner of the Patent. The Company defended its rights vigorously. During the year ended September 30 1999, the Company capitalized into the cost of the Patent certain legal expenses of $242,886 incurred while defending the patent from infringement. In December 1999, the Company settled with OCE GmbH and OCE Printing Systems, USA Inc. Under the settlement, the Company retained all rights to its Fusing Agent Patent, and all lawsuits pending between the Company and OCE were dismissed. The Company also received $950,000 from OCE on December 31, 1999 and both sides have released all claims against each other (see Note 13). The remaining book value of $414,951 was written-off in the current year and included in discontinued operations. (See discontinued operations at Note 11.)

                                CAMINOSOFT CORP.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 3--INVENTORIES

Inventories at September 30, 1999 were $208,442 and consist of fusing agent and raw materials and are valued on a first in - first out basis. There are no inventories at September 30, 2000.

NOTE 4--PROPERTY AND EQUIPMENT

Property and equipment consists of the following:


                                                                   September 30,
                                                             --------------------------
                                                               2000             1999
                                                             ----------      ----------
Furniture and fixtures                                       $   5,745       $    9,905
Test and training equipment                                     25,887           20,830
                                                             ----------      -----------

                                                                31,632           30,735

Less accumulated depreciation                                    5,068           22,989
                                                             ----------      -----------
                                                             $  26,564       $    7,746
                                                             =========       ==========


Property and equipment are depreciated on a straight-line basis with an average useful life of five years.

NOTE 5--OTHER RECEIVABLES

At September 30, 2000, the Company has two receivables for $85,000 and $1,500,000 totaling $1,585,000. The first receivable of $85,000 is related to the purchase of Camino Software Systems, Inc. (Note 12). The Company agreed to pay certain liabilities of Camino and in return Camino agreed to repay the Company. This receivable is non-interest bearing and payable in full in September 2000. The Company is currently pursuing the collection of this receivable. The note is secured by 360,000 shares of the Company's common stock. The second receivable of $1,500,000, owed by an unrelated third-party, is related to a private placement performed by the Company. The third-party agreed to purchase 500,000 shares of the Company's common stock for $1,500,000. The Company received the full amount of $1.5 million in November 2000.

NOTE 6--SHAREHOLDER'S EQUITY

In connection with its bankruptcy reorganization in 1997, the Company exchanged 1,750,000 shares of its common stock and warrants for 500,000 shares of common stock at $1.00 per share for all outstanding preferred stock during the year ended September 30, 1998. The warrants are exercisable during the three year period commencing August 12, 1998. No warrants have been exercised as of September 30, 2000. No value was recorded for the warrants issued as the value was deminimus.

                                CAMINOSOFT CORP.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 6--SHAREHOLDER'S EQUITY
        (CONTINUED)

In conjunction with the purchase of Camino Software in September 1999 the Company issued 468,000 shares of common stock valued at $0.40 for a total of $187,200 (Note 12).

During the year ended September 30, 1999, the Company issued warrants to purchase 250,000 shares of common stock at $.50 per share to Renaissance Capital Growth & Income Fund III in connection with the capital growth loan granted by Renaissance for loan origination fees valued at $23,109. The warrants are exercisable during the three year period commencing September 10, 1999. The warrants were exercised during the year ended September 30, 2000 and the Company received proceeds of $125,000 (Note 9).

In September 1999, the Company issued 37,500 warrants to purchase the Company's common stock to employees of the Company.

During the year ended September 30, 2000, the Company issued 2,135,000 shares of common stock in two private placements for a total of $4,770,000. As of September 30, 2000, the Company had completed one private placement for 1,560,000 shares and received proceeds of $3,120,000. In September 2000, the Company sold an additional 500,000 shares for a $1,500,000 subscription receivable, which is recorded in other receivables. The full amount of $1,500,000 was received in November 2000.

During the year ended September 30, 2000, the Company issued a total of 75,000 shares of common stock to the employees of the Company. These shares were valued at $150,000.

During the year ended September 30, 2000, the Company issued 40,000 shares of common stock valued at $45,200 to an attorney for services performed in conjunction with the OCE settlement.

In September 2000, the Company issued 150,000 warrants to purchase the Company's common stock to three individuals for consulting services to be provided during the period of September 2000 to September 2001. No value was recorded for the issuance of the warrants, as value is diminimus.

In September 2000, the Company issued 50,000 warrants to purchase the Company's common stock to a company for services to be provided during the period of September 2000 to September 2001. No value was recorded for the issuance of the warrants as value is diminimus.

During the year ended September 30, 2000, the Company's Board of Directors approved a qualified incentive stock option plan (the "Plan"). The maximum number of shares that may be purchased pursuant to the Plan is 2,100,000. Options granted under the Plan have a vesting period of four years from the date of grant with a life of ten years at a price to approximate the fair market value of the common stock at the date of grant.

During the year ended September 30, 2000, the Company issued 1,571,500 options to purchase the Company's common stock at prices ranging from $0.56 to $7.50 to employees and directors under the Plan.

During the year ended September 30, 2000, 55,000 warrants and options were exercised and the Company received $52,800.

                                CAMINOSOFT CORP.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 6--SHAREHOLDER'S EQUITY
        (CONTINUED)

The warrant and stock option summary and changes during the year are presented below:

                                                                                Weighted
                                                                                 Average
                                                             Number of          Exercise
                                                              Shares             Price
                                                           -----------         ---------
Warrants outstanding at October 1, 1998                        700,000            $1.00
Warrants granted                                               287,500             0.50
                                                            ----------            -----

Warrants outstanding at September 30, 1999                     987,500             0.71

Warrants granted                                               245,000             3.56
Options granted                                              1,571,500             4.23
Warrants exercised                                            (300,000)            0.58
Options exercised                                               (5,000)            0.56
                                                            ----------            -----

Warrants and options outstanding at September 30, 2000       2,499,000            $3.23
                                                            ==========            =====

Warrants and options exercisable at September 30, 2000       1,976,000            $3.11
                                                            ==========            =====


The following table summarizes information about warrants and employee's stock options outstanding at September 30, 2000.


                                            Outstanding                                    Exercisable
                        -----------------------------------------------------   ----------------------------------
                                                   Weighted Average                      Weighted Average
                                           ----------------------------------   ----------------------------------
      Exercise                                  Life             Exercise                              Exercise
       Price                Options           (Months)            Price             Options              Price
---------------------   ----------------   ---------------    ---------------   ----------------     -------------

       $0.56                 161,500             120              $0.56             156,000              $0.56
        1.00                 650,000              37               1.00             650,000               1.00
        3.00                   4,000             120               3.00                   -                  -
        3.44                 150,000             120               3.44                   -                  -
        3.56                 385,000              51               3.56             345,000               3.56
        3.63                 195,000              48               3.63                   -                  -
        3.87                 364,000             120               3.87             337,500               3.87
        4.13                   2,000             120               4.13                   -                  -
        4.50                  37,500             120               0.50              37,500               0.50
        5.00                 200,000             120               5.00             150,000               5.00
        6.00                  50,000             120               6.00                   -                  -
        6.50                 150,000             120               6.50             150,000               6.50
        7.50                 150,000             120               7.50             150,000               7.50
-------------------      --------------     -------------      ------------     --------------       -------------
    $0.56-$7.50            2,499,000             82               $3.23           1,976,000               3.11
===================      ==============     =============      ============     ==============       =============

                                CAMINOSOFT CORP.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 6--SHAREHOLDER'S EQUITY
        (CONTINUED)

All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of the grant, and in accordance with accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value of the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share for the year ended September 30, 2000 would have been increased to the pro forma amounts presented:


                                                                                       2000
                                                                                  ---------------
Net loss, as reported                                                             $   (1,467,632)
Net loss, pro forma                                                               $   (1,710,723)

Basic and diluted net loss per common share, as reported                          $         (.21)
Basic and diluted net loss per common share, pro forma                            $         (.25)


The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2000, expected life of options was 1 year, expected volatility of 10%, respectively, risk-free interest rate of 5.48% to 6.24%, respectively, and a 0% dividend yield. The weighted average fair value on the date of grants for options granted during 2000 was $0.15 per option. The fair value of the options granted in and prior to 1999 were not material to the financial statements.

NOTE 7--RELATED PARTY TRANSACTION

During fiscal 2000 and 1999, the Company paid $32,000 and $111,400, respectively, in consulting fees to a firm owned by the Company's Chairman of the Board.

NOTE 8--COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases its facilities under noncancelable operating leases expiring at various dates through 2003. Future minimum rental payments required under noncancelable operating leases at September 30, 2000 are as follows:


Year Ending September 30,                                           Amount
-------------------------                                         ----------
         2001                                                     $  101,712
         2002                                                        101,712
         2003                                                         33,904
                                                                  ----------
                                                                  $  237,328
                                                                  ==========


Total rent expense for the years ended September 30, 2000 and 1999 amounted to $78,345 and $35,435.

                                CAMINOSOFT CORP.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 9--LONG TERM DEBT

All of the following loans were paid in full during the year ending September 30, 2000.

The Company had a $62,897 loan from a bank at prime plus one percent (9.25% at September 30, 1999). The loan had a term of two years requiring monthly payments of principal and interest of approximately $2,518 with an irregular last payment estimated at $9,816. The loan was secured by certain receivables and inventory of the Company. The loan had a non-penalty prepayment option. As of September 30, 1999, $24,532 remained outstanding on this loan.

The Company had a $12,034 loan from a bank at 10.5%. The loan had a term of two years requiring monthly payments of principal and interest of approximately $2,047. The loan was secured by certain receivables and inventory of the Company. The loan had a non-penalty prepayment option. As of September 30, 1999, $4,149 remained outstanding on this loan.

On July 30, 1996, the Company obtained a $2,230,234 loan from a bank at the bank's reference rate plus 3% (9.00% at September 30, 1999). The loan required monthly payments for three years of principal and interest of approximately $28,620 and a portion of the proceeds of the sale of the Company's Xerox maintenance business which was discontinued and sold in 1997. The loan was secured by certain receivables and inventory of the Company and was subject to certain covenants which the Company was in compliance with at September 30, 1999. The loan had a non-penalty prepayment option. As of September 30, 1999, $85,926 remained outstanding on this loan.

In September 1999 the Company obtained an unsecured $500,000 loan from a business development company at 8% and was due on October 31, 2000. The Company was required to make monthly payments of interest only of $3,333 beginning on October 1, 1999.

NOTE 10--INCOME TAXES

The Company had no tax provision for the years ended September 30, 2000 and 1999.

The effective tax rate on income (loss) before income taxes differed from the federal statutory tax rate. The following summary reconciles income taxes at the federal statutory tax rate with the actual taxes and the effective tax rate:


                                                             September 30,
                                                         ----------------------
                                                          2000           1999
                                                         -------       --------
Federal statutory tax rate                                (34)%           34%
Permanent differences                                     (14)            -

Change in valuation allowance                              48            (34)
                                                         -------       --------
Effective tax rate                                          -%             -%
                                                         =======       ========


Deferred tax assets as of September 30, 1999 were $2,819,381. A valuation allowance of 2,569,381 was provided. The decrease in the net deferred tax asset of 250,000 as of September 30, 1999 was related to the discontinued operations (see Note 11).

                                CAMINOSOFT CORP.

                          NOTES TO FINANCIAL STATEMENTS



NOTE 10--INCOME TAXES (CONTINUED)

At September 30, 2000, the Company has available net operating loss carryforwards of approximately $8,000,000 for federal income tax purposes, which expire in varying amounts through 2020. The temporary differences between assets reported for financial statements and their related tax basis amounted to approximately $8,700,000. These differences give rise to a deferred tax asset of approximately $3,000,000. Due to the uncertainty of the ultimate realization of the deferred tax assets, a valuation allowance of approximately $3,000,000 was provided at September 30, 2000.

NOTE 11--DISCONTINUED OPERATIONS AND SALE OF FUSING AGENT AND TONER BUSINESS

On January 14, 2000, the Company's Board of Directors adopted a plan to sell the Fusing Agent business and liquidate and discontinue the high speed printer parts and equipment sales business. In January 2000, the Company sold its fusing agent business including inventory and work in process on hand at the supplier's plant in Chino, California and exclusive right to the Company's fusing agent patent number 5,333,042 to the Bradshaw Group. Upon closing the Company received $550,000 in cash for the sale. Accordingly, the Company wrote off the balance of the fusing agent patent in the amount of $414,951. Profits and losses from the current year sales and sale of the fusing agent business including the write-offs of the patent and the deferred tax asset were included in discontinued operations.

In June 2000, the Company sold the parts and equipment inventory from its Los Angeles warehouse. The Company has closed the warehouse and all expense and profit from the liquidation have been included in discontinued operations. The amount paid to the Company for the assets was less than $10,000.

General and administrative expenses relating to the fusing agent business have been included in discontinued operations for the year ended September 30, 1999.

NOTE 12--SOFTWARE

On September 17, 1999, the Company acquired the assets (the "Camino Assets") of Camino Software Systems Inc. ("Camino") for 468,000 shares of the Company's common stock valued at $187,200 and assumed $315,172 of certain Camino liabilities. The Camino Assets consisted of the name, Camino Software Systems, Inc., the data storage management software, certain business contracts and intangible personal property. The Company has allocated all amounts paid and assumed in the amount of $502,372 to the cost of software. The software is being amortized over seven years. Net book value of software at September 30, 2000 and 1999 is $430,605 and $502,372, respectively.

NOTE 13--GAINS ON LEGAL AND INSURANCE SETTLEMENTS

During the year ended September 30, 1999, the Company received $145,000 in settlement of its claims as a plaintiff against one of the defendants in an anti-trust action involving various defendants. The gain of $121,529 is presented net of $23,471 of legal fees related to the case. This amount is included in discontinued operations for the year ended September 30, 1999.

During the year ended September 30, 2000, the Company received $950,000 in settlement of its claim against defendants in an anti-trust action. This amount is included in discontinued operations for the year ended September 30, 2000.

During the year ended September 30, 2000, the Company received $132,500 as an insurance claim, which is included in miscellaneous income.