Form 10QSB
period 2000-12-31
CAMINOSOFT CORP
filed 2001-02-14
CIK 907686

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                 --------------

                                   FORM 10-QSB

                                 --------------

       [x]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

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

                                YES  X    NO
                                    ---      ---

Number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 2000: 8,184,556 shares of common stock, no par value.

                 Transitional Small Business Disclosure Format:

                                YES       NO  X
                                    ---      ---



--------------------------------------------------------------------------------

                                CAMINOSOFT CORP

                                     INDEX

                                                                           PAGE
                                                                           ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets as of December 31, 2000                                       3
     and September 30, 2000

Statements of Operations for the Three
   Months Ended December 31, 2000 and 1999                                   4

Statements of Cash Flows for the Three
   Months Ended December 31, 2000 and 1999                                   5

Note to the Financial Statements                                             6

Item 2. Management's Discussion and Analysis and Plan of Operation           8

PART II - OTHER INFORMATION                                                 12

Item 2    Changes in Securities and Use of Proceeds

Item 6    Exhibits and Reports on Form 8-K

                                     PART 1

                              FINANCIAL INFORMATION

                          Item 1. Financial Statements

                                CAMINOSOFT CORP.
                                 BALANCE SHEETS
                    December 31, 2000 and September 30, 2000


                                                                           Unaudited           Audited
                                                                          December 31,       September 30,
                                                                              2000               2000
                                                                          ------------       ------------
ASSETS

Current Assets:
   Cash and cash equivalents                                              $  2,974,966       $  2,219,323
   Accounts receivable, net of allowance for doubtful
     accounts of $5,687 and $5,687                                              68,963             67,955
   Other Receivables                                                            85,000          1,585,000
                                                                          ------------       ------------
Total current assets                                                         3,128,929          3,872,278

Property and equipment, net of acumulated depreciation of
   $7,705 and $5,068                                                            23,927             26,564

Software, net of accumulated amortization of $89,710 and $71,767               412,662            430,605

Deposits                                                                         9,581              9,581
                                                                          ------------       ------------
Total Assets                                                              $  3,575,099       $  4,339,028
                                                                          ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Trade accounts payable                                                 $    172,887       $    111,587
   Accrued liabilities                                                         137,521            123,263
                                                                          ------------       ------------
Total current liabilities                                                      310,408            234,850

Total liabilities                                                              310,408            234,850

Shareholders' equity

   Common stock, no par value; authorized 100,000,000 shares; issued and outstanding 8,184,556 at December 31, 2000 and
     Sptember 30, 2000                                                      13,659,000         13,642,539
   Accumulated deficit                                                     (10,394,309)        (9,538,361)
                                                                          ------------       ------------
Total shareholders' equity                                                   3,264,691          4,104,178

Total liabilities and shareholders' equity                                $  3,575,099       $  4,339,028
                                                                          ============       ============



                 See accompanying Note to financial statements.

                                 CAMINOSOFT CORP
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 Three Months Ended
                                                                    December 31,
                                                               2000               1999
                                                            -----------       -----------
Sales                                                       $    88,662       $    88,000

Cost of sales                                                    18,399            26,742
                                                            -----------       -----------
Gross Profit                                                     70,263            61,258

Operating Expenses:
   Sales and administrative                                     718,578           306,918
   Depreciation and amortization                                  2,637                --
   Research and development                                     231,000                --
                                                            -----------       -----------
Total operating expenses                                        952,215           306,918

Operating Income (loss)                                        (881,952)         (245,660)

Other Income (expense)
   Interest income                                               26,004                --
                                                            -----------       -----------
Loss from continuing operations                                (855,948)         (245,660)

Discontinued operations
   Income from operations of discontinued fusing agent               --         1,068,596
     (Includes $277,867 of sales and $950,000 from
      settlement)
                                                            -----------       -----------
Net Income (loss)                                           $  (855,948)      $   822,936
                                                            ===========       ===========
Weighted average number of common shares outstanding
     (Basic and diluted)                                      8,184,556         5,704,556

Net income per common share (basic and diluted)
   Continuing operations                                    $     (0.10)      $     (0.04)
   Discontinued operations                                           --              0.18
                                                            -----------       -----------
Net income (loss) per common share (basic and diluted)      $     (0.10)      $      0.14
                                                            ===========       ===========


                 See accompanying Note to financial statements.

                                 CAMINOSOFT CORP
                            STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                                            Three Months Ended
                                                                               December 31,
                                                                          2000              1999
                                                                      -----------       -----------
Cash Flows from Operating Activities
   Net loss from continuing operations                                $  (855,948)      $  (245,660)
   Adjustments to reconcile net gain (loss) to net cash provided by operating activities:
   Depreciation and amortization                                           20,580               738
   Common stock warrants issued for services                               16,461                 0
   Changes in operating assets and liabilities net of effects of divestitures:
     Accounts receivable                                                   (1,008)          (51,270)
     Accounts payable and accrued expenses                                 75,558           (68,064)
                                                                      -----------       -----------
   Net cash (used in) continuing operating activities                    (744,357)         (364,256)

   Net cash provided by discontinued operating activities                       0           867,975
                                                                      -----------       -----------
Net cash provided by (used in) operating activities                      (744,357)          503,719
                                                                      -----------       -----------
Cash Flows from Financing Activities
   Proceeds from the issuance of common stock (Note 1)                  1,500,000                 0
                                                                      -----------       -----------
Net Increase in Cash and Cash Equivalents                                 755,643           503,719

Cash and Cash Equivalents, beginning of period                          2,219,323           464,311
                                                                      -----------       -----------
Cash and Cash Equivalents, end of period                              $ 2,974,966       $   968,030
                                                                      ===========       ===========

Supplemental inmformation:

     During the quarter, the Company issued 500,000 shares of common stock in connection with a private placement for $1,500,000 in cash. The Company received the full amount of $1,500,000 in November 2000.

     During the year ended September 30, 2000, the Company sold the fusing agent and toner business. The statement of cash flows has been restated to show all transactions related to these discontinued operations as a separate item for the three months ended December 31, 1999.

                                 CAMINOSOFT CORP
                          NOTE TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1.

     The accompanying financial statements of CaminoSoft Corp (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and related footnotes included in the Company's latest Annual Report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2000, and the statements of its operations for the three month periods ended December 31, 2000 and 1999, and the statements of its cash flows for the three month periods ended December 31, 2000 and 1999 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year.

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. These interim financial statements for the period ended December 31, 2000, reflect continuing operations; discontinued or sold subsidiaries have been included on a separate line item.

SIGNIFICANT EVENTS

     The Company, previously known as Interscience Computer Corporation, was incorporated under the laws of the State of California on October 14, 1983, to be a third party provider of maintenance services for computer hardware and related peripheral equipment. In 1992, the Company introduced a non-chloroflurocarbon fusing agent, developed by the Company and patented on July 26, 1994, for use with certain high-speed laser printers that the Company maintained as part of the service program. The Company also developed toner for use in the same printing equipment. Gross revenues from these items constituted approximately 80% of Company sales for fiscal year end September 30, 1999.

     On September 17, 1999, the Company acquired certain assets (the "Camino Assets") of Camino Software Systems, Inc. ("Camino"), a data storage company, for 468,000 shares of the Company's common stock and assumed $315,172 of certain Camino liabilities. The Camino Assets consisted of the name, Camino Software Systems, Inc., the data storage management software, certain business contracts and intangible personal property. The Company allocated all amounts paid and assumed aggregating $502,372 to the cost of the software.

     During the year ended September 30, 2000, the Company changed its name to CaminoSoft Corp. to reflect the focus on the data management software business. The Company is now distributing and developing data management software purchased from Camino, which will work with NT, Windows 2000, Novell, and is expected to be compatible with Unix and Linux systems by the end of the fiscal year.

     In December 1999, the Company reached a settlement with OCE GmbH and OCE Printing Systems, USA Inc., ("OCE") resolving all disputes between the companies. Under the settlement, the Company retained all rights to its Fusing Agent Patent, and all lawsuits pending between the Company and OCE were dismissed. The Company also received $950,000 from OCE on December 31, 1999 and both sides have released all claims against each other. Legal expense of $182,000 related to the settlement and other expenses related to the discontinued operations have been included for the three months ended December 31, 1999, as part of discontinued operations.

     In September 2000, the Company received a commitment from Renaissance U.S. Growth and Income Trust PLC to purchase 500,000 shares of common stock for $1,500,000. The Company received the full $1,500,000 in November 2000.

     As a result of the sale of the fusing agent and toner business during fiscal year ended September 30, 2000, the comparative quarter for this filing, the financial information for the fusing agent and toner business for the three months ended December 31, 1999, and the legal settlements referenced above have been reflected as discontinued operations.

NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards ("FASB") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") issued by the FASB is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on October 1, 2000 to affect its financial statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance for revenue recognition under various circumstances. The accounting and disclosures prescribed by SAB 101 became effective in the first quarter of the Company's fiscal year ending September 30, 2001. The Company does not believe the effects of adoption will be material to its financial position or results or operations.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of APB No. 25, for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company adopted FIN 44 in accounting for the stock options granted during the year ended September 30, 2000, and it had no impact on the Company's financial position or results of operations and cash flows.

Item 2. Management's Discussion and Analysis and Plan of Operation.

FORWARD-LOOKING STATEMENTS

     In addition to historical information, this Quarterly Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis and Plan of Operation." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000, the Quarterly Reports on Form 10-QSB to be filed by the Company and any Current Reports on Form 8-K by the Company.

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto in this quarterly report.

OVERVIEW

     The Company, previously known as Interscience Computer Corporation, was incorporated under the laws of the State of California on October 14, 1983, to be a third party provider of maintenance services for computer hardware and related peripheral equipment. In 1992, the Company introduced a non-chloroflurocarbon fusing agent, developed by the Company and patented on July 26, 1994, for use with certain high-speed laser printers that the Company maintained as part of the service program. The Company also developed toner for use in the same printing equipment. Gross revenues from these items constituted approximately 80% of Company sales for the fiscal year ended September 30, 1999.

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

     During April 2000, the Company held its annual meeting of shareholders at which, the Company changed its name to CaminoSoft Corp., to reflect a new direction and focus for the Company built around the acquisition of Camino Software Systems and the "Highway Server" software.

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

     On July 10, 2000, the Company announced release of its new version of "Highway Server" software, to provide an automated network storage access management system for Novell NetWare 5.x operating system platform. The new version of Highway Server provides advanced data storage management capabilities, enabling automated network access to archived files any time from any station.

     During November 2000, the Company introduced "T-Rex" a data management appliance using the functionality of the data management software and providing virtually unlimited storage. The T-Rex is a scalable storage device that ranges from 108GB to 12 terabytes of data in RAID storage. The product was introduced during the COMDEX computer technology show in Las Vegas and is now available for demonstration and sale.

     The Company's products provide a systematic managed solution to the relentlessly increasing data storage problem, while substantially decreasing management costs. Using smart data migration technology these products create unlimited virtual storage. T-Rex, by combining a RAID 5 fast cache file system with integrated removable storage devices, data mirroring and redundancy for transparent, high availability data access. The Company's customers now have a choice of software only solutions or a fully integrated scaleable data management appliance to provide management and storage of their data. The Company plans to continue marketing its products using its own sales force while expanding upon strategic relationships with OEM manufacturers and value added resellers to expand upon market opportunities. The Company will continue to exhibit at all regional trade shows and expand upon seminars in various cities during the current fiscal year to increase awareness and demonstrate capabilities of the CaminoSoft line of products.

     The Company now has regional sales people in Los Angeles, Dallas, Chicago and New York and signed a representation agreement for Canadian distribution with All-Comm Computer Products, Ltd. in Wiarton, Ontario, Canada. Additional sales personnel are currently being interviewed for Washington D.C.

     In December 1999, the Company, OCE GmbH and OCE Printing Systems, USA Inc. (the "OCE Group") reached a settlement resolving all disputes regarding the Company's Fusing Agent Patent and the Company's allegations that the OCE Group and others committed violations of the U.S. antitrust laws which damaged the Company. Under the settlement, the Company retained all rights to its Fusing Agent Patent, and all lawsuits pending between the Company and OCE Group were dismissed. The Company has also received $950,000 from the OCE Group and both sides have released all claims against each other. Legal expense of $182,000 related to the settlement was booked during the three-month period ended December 31, 1999. The Company has retained all rights against Siemens Corporation for violations of the U.S. antitrust laws by Siemens prior to April 1, 1996, which affected the Company. In June 2000, the Company filed suit against Siemens in the Federal Court in Los Angeles, California. As of the date of this filing the Company has signed an agreement to settle the Siemens suit.
Under the terms of the settlement the Company will receive $462,500 in cash and the Company and Siemens will release all claims against the other. This settlement is not reflected in the accompanying financial statements.

RESULTS OF OPERATIONS

     The Three Month Periods Ended December 31, 2000 and December 31, 1999.

     Sales during the current quarter were unchanged as compared to the restated quarter ended December 31, 1999. During the current quarter, management concentrated on the development of improved products and the training and expansion of the sales force. All revenues during the current period were derived from sales of the original products acquired by the Company from Camino. It is expected that revenue from the additional products recently developed by the Company, which include Novell 5.x software compatibility and the new line of data management appliances should increase during remainder of the current fiscal year. The Company is also currently in Alpha test of its recently developed NT and Windows 2000 compatible products, which will be available during the quarter ending March 31, 2001.

     Cost of sales decreased by approximately $8,000 as compared to the quarter ended December 31, 1999. Gross profit for the current quarter increased by approximately $9,000 as compared to the prior years quarter.

     Selling and administrative expenses increased by $411,660 or 134% over the comparable period last year. The increase is due to the expansion of the Company's staff, additional sales and marketing personnel, product development and customer service staff. The Company had 8 employees as of December 31, 1999 while currently the Company employs 17 people with further expansion planned through the end of 2001. Additional items included in selling and administrative expense for the current period were approximately $62,000 for advertising, which is a 51% increase over the advertising expense for the quarter ended December 31, 1999, and approximately $51,000 in sales and marketing expense. There was no sales and marketing expense during the comparable quarter in 1999. Other expenses in the current quarter included approximately $21,000 in consulting and approximately $25,000 in travel expense.

     Depreciation and amortization expense for the current quarter is approximately $2,600. Depreciation and amortization expense for the period ended December 31, 1999, related to the discontinued operations and is included on that line on the operating statement.

     The current quarter also included $231,000 in research and development expense. Projects completed and in process include, NT and Windows 2000 compatibility, additional administration for the data management appliance and the first phase of Linux compatibility project. There was no research and development expense during the prior comparable period.

     During the quarter, the Company had interest income of approximately $26,000, as a result of increased cash balances. There was no interest income during the quarter ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     During March 2000, the Company completed a private placement of 1,635,000 shares of common stock for $3,270,000. In November 2000, the Company completed a private placement of 500,000 shares of common stock for $1,500,000. These funds are being used to expand the sales, marketing and development programs for the Company's products.

     Cash increased in the three months by approximately $755,000 as a result of the Company completing a $1,500,000 private placement of common stock, less cash used in operating activities of

$744,357. The Company believes that its working capital will be sufficient to meet its ongoing operational requirements over the next twelve months. The Company presently has over $2,900,000 in cash and short term investments and no bank debt and limited long term obligations.

NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards ("FASB") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") issued by the FASB is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on October 1, 2001 to affect its financial statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance for revenue recognition under various circumstances. The accounting and disclosures prescribed by SAB 101 became effective in the first quarter of the Company's fiscal year ending September 30, 2001. The Company does not believe the effects of adoption will be material to its financial position or results or operations.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of APB No. 25, for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company adopted FIN 44 in accounting for the stock options granted during the year ended September 30, 2000, and it had no impact on the Company's financial position or results of operations and cash flows.

                                     PART II

                                OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     On November 30, 2000, the Company completed the sale of an aggregate of 500,000 shares of its Common Stock to one investor for $1,500,000 pursuant to a private placement under Rule 506 of Regulation D. The purchaser was an accredited investor as defined in Rule 501. The cash was received on November 30, 2000.

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

                                       CAMINOSOFT CORP

Date:    February 10, 2001             /s/ Walter Kornbluh
                                       -----------------------------------------
                                       Walter Kornbluh, Chairman of the Board,
                                       President and Chief Executive Officer


Date:    February 10, 2001             /s/ Stephen Crosson
                                       -----------------------------------------
                                       Stephen Crosson, Vice President of
                                       Operations and Chief Accounting Officer