Form 10QSB
period 2001-03-31
CAMINOSOFT CORP
filed 2001-05-15
CIK 907686

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   ----------

                                   FORM 10-QSB

                                   ----------

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

                                   YES [X] NO [ ]


Number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2001: 8,184,556 shares of common stock, no par value.

                 Transitional Small Business Disclosure Format:

                                   YES [ ] NO [X]



-------------------------------------------------------------------------------

                                 CAMINOSOFT CORP


                                      INDEX


                                                                       PAGE
                                                                       ----
PART I - FINANCIAL INFORMATION


Item 1. Financial Statements


Balance Sheets as of March 31, 2001                                      3
   and September 30, 2000

Statements of Operations for the Three
   Months Ended March 31, 2001 and 2000                                  4

Statements of Operations for the Six
   Months Ended March 31, 2001 and 2000                                  5

Statements of Cash Flows for the Six
   Months Ended March 31, 2001 and 2000                                  6


Note to the Financial Statements                                         7


Item 2. Management's Discussion and Analysis and Plan of Operation       9



PART II - OTHER INFORMATION                                             13

Item 6 Exhibits and Reports on Form 8-K

                                     PART 1
                              FINANCIAL INFORMATION

                          Item 1. Financial Statements

                                CAMINOSOFT CORP.
                                 BALANCE SHEETS
                      March 31, 2001 and September 30, 2000

ASSETS                                                                          Unaudited           Audited
                                                                                March 31,        September 30,
                                                                                   2001               2000
                                                                                ----------       -------------
Current Assets:
   Cash and cash equivalents                                                    $2,625,200         $2,219,323
   Accounts receivable, net of allowance for doubtful
     accounts of $5,687 and $5,687                                                  24,838             67,955
   Other Receivables                                                                     -          1,585,000
                                                                                ----------         ----------

Total current assets                                                             2,650,038          3,872,278

Property and equipment, net of accumulated depreciation of
   $10,342 and $5,068                                                               21,290             26,564

Software, net of accumulated amortization of $107,653 and $71,767                  394,719            430,605

Deposits                                                                             9,581              9,581
                                                                                ----------         ----------

Total Assets                                                                    $3,075,628         $4,339,028
                                                                                ==========         ==========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Trade accounts payable                                                         $116,438           $111,587
   Deferred Revenue                                                                 14,488                  -
   Accrued liabilities                                                             118,197            123,263
                                                                                ----------         ----------

Total current liabilities                                                          249,123            234,850

Total liabilities                                                                  249,123            234,850

Shareholders' equity
   Common stock, no par value; authorized 100,000,000 shares; issued and outstanding 8,184,556 at March 31, 2001 and
     September 30, 2000                                                         13,675,460         13,642,539
   Accumulated deficit                                                         (10,848,955)        (9,538,361)
                                                                                ----------         ----------
Total shareholders' equity                                                       2,826,505          4,104,178

Total liabilities and shareholders' equity                                      $3,075,628         $4,339,028
                                                                                ==========         ==========

                 See accompanying Note to financial statements.

                                 CAMINOSOFT CORP
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  Three Months Ended
                                                                       March 31,
                                                                 2001              2000
                                                              ---------         ---------
Sales                                                           $95,422           $88,490

Cost of sales                                                    17,943             8,849
                                                              ---------         ---------

Gross Profit                                                     77,479            79,641

Operating Expenses:
   Sales and administrative                                     828,474           694,887
   Depreciation and amortization                                  2,637            17,942
   Research and development                                      54,240                 -
                                                              ---------         ---------
Total operating expenses                                        885,351           712,829

Operating loss                                                 (807,872)         (633,188)

Other Income
   Interest income                                               41,270             7,945
                                                              ---------         ---------



Loss from continuing operations                                (766,602)         (625,243)

Discontinued operations
   Income from discontinued operations (see Note 1)             300,490            85,762

                                                              ---------         ---------
Net loss                                                      ($466,112)        ($539,481)
                                                              =========         =========

Weighted Average Number of Common Shares
   Outstanding                                                8,184,556         7,339,556

Net income (loss) per common share (basic and diluted)
   Continuing operations                                         ($0.09)           ($0.08)
   Discontinued operations                                         0.03              0.01
                                                              ---------         ---------
Net loss per common share (basic and diluted)                    ($0.06)           ($0.07)
                                                              =========         =========

                 See accompanying Note to financial statements.

                                 CAMINOSOFT CORP
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   Six Months Ended
                                                                       March 31,
                                                                2001               2000
                                                            -----------         ---------
Sales                                                          $184,084          $176,490

Cost of sales                                                    36,342            35,591
                                                            -----------         ---------

Gross Profit                                                    147,742           140,899

Operating Expenses:
   Sales and administrative                                   1,547,052         1,001,805
   Depreciation and amortization                                  5,274            17,942
   Research and development                                     285,240                 -
                                                            -----------         ---------
Total operating expenses                                      1,837,566         1,019,747

Operating Income (loss)                                      (1,689,824)         (878,848)

Other Income
   Interest income                                               67,274             7,945
                                                            -----------         ---------

Loss from continuing operations                              (1,622,550)         (870,903)

Discontinued operations
   Income from settlements, net of legal expenses               300,490         1,154,358
                                                            -----------         ---------


Net Income (loss)                                           ($1,322,060)         $283,455
                                                            ===========         =========

Weighted average number of common shares outstanding
     (Basic and diluted)                                      8,184,556         7,339,556

Net income (loss) per common share (basic and diluted)
   Continuing operations                                         ($0.20)           ($0.12)
   Discontinued operations                                         0.04              0.16
                                                            -----------         ---------
Net income (loss) per common share (basic and diluted)           ($0.16)            $0.04
                                                            ===========         =========


                 See accompanying Note to financial statements.

                                 CAMINOSOFT CORP
                            STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                                           Six Months Ended
                                                                              March 31,
                                                                       2001              2000
                                                                   -----------        ----------
Cash Flows from Operating Activities
   Net loss from continuing operations                             ($1,622,550)        ($870,903)
                                                                   -----------        ----------
   Adjustments to reconcile net loss to net cash provided by
     operating activities:
   Depreciation and amortization                                        41,160             5,052
   Common stock warrants issued for services                            32,921                 0
   Changes in operating assets and liabilities net of effects of divestitures:
     Accounts receivable                                                43,117           (28,211)
     Other receivables                                                  85,000                 -
     Accounts payable and accrued expenses                              11,251           (28,162)
     Deferred revenue                                                   14,488                 -
                                                                   -----------        ----------
   Net cash (used in) continuing operating activities               (1,394,613)         (922,224)

   Net cash provided by discontinued operating activities              300,490         1,154,358
                                                                   -----------        ----------

Net cash provided by (used in) operating activities                 (1,094,123)          232,134
                                                                   -----------        ----------

Cash Flows from Financing Activities
     Borrowing loan repayment                                                -          (500,000)
     Proceeds from the issuance of common stock                      1,500,000         3,270,000
                                                                   -----------        ----------
       Net cash provided by financing activities                     1,500,000         2,770,000

Net Increase in Cash and Cash Equivalents                              405,877         3,002,134

Cash and Cash Equivalents, beginning of period                       2,219,323           464,311
                                                                   -----------        ----------

Cash and Cash Equivalents, end of period                            $2,625,200        $3,466,445
                                                                   ===========        ==========

Supplemental information:

   During the 1st quarter ended December 31, 2000, the Company issued 500,000 shares of common stock in connection with a private placement for $1,500,000 in cash, which was received in November 2000.


   During the year ended September 30, 2000, the Company sold it's fusing agent and toner business. The statement of cash flows has been restated to show all transactions related to these discontinued operations as a separate item for the six months ended March 31, 2000. See accompanying Note to financial statements.

                                 CAMINOSOFT CORP
                          NOTE TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1.

      The accompanying financial statements of CaminoSoft Corp (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and related footnotes included in the Company's latest Annual Report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2001, and the statements of its operations for the three and six month periods ended March 31, 2001 and 2000, and the statements of its cash flows for the six month periods ended March 31, 2001 and 2000 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year.

      The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. These interim financial statements for the period ended March 31, 2001 and 2000, reflect continuing operations; discontinued or sold subsidiaries have been included on a separate line item.

      In February 2001, the Company and Siemens reached a settlement resolving all disputes relating to the Company's allegations that Siemens committed violations of the U.S. antitrust laws, prior to April 1, 1996. Under the terms of the settlement the Company received $462,500 in cash and the Company and Siemens released all claims against the other. Legal expense of approximately $162,000 relating to the settlement were invoiced during the current three-month period ended March 31, 2001.


SIGNIFICANT EVENTS

      The Company, previously known as Interscience Computer Corporation, was incorporated under the laws of the State of California on October 14, 1983, to be a third party provider of maintenance services for computer hardware and related peripheral equipment. In 1992, the Company introduced a non-chlorofluorocarbon fusing agent, developed by the Company and patented on July 26, 1994, for use with certain high-speed laser printers that the Company maintained as part of the service program. The Company also developed toner for use in the same printing equipment. Gross revenues from these items constituted approximately 80% of Company sales for fiscal year end September 30, 1999.

      On September 17, 1999, the Company acquired certain assets (the "Camino Assets") of Camino Software Systems, Inc. ("Camino"), a data storage company, for 468,000 shares of the Company's common stock and assumed $315,172 of certain Camino liabilities. The Camino Assets consisted of the name, Camino Software Systems, Inc., data storage management software, certain business contracts and intangible personal property. The Company allocated all amounts paid and assumed aggregating $502,372 to the cost of the software.

      During the year ended September 30, 2000, the Company changed its name to CaminoSoft Corp. to reflect the focus on the data management software business. The Company is now distributing and developing data management software purchased from Camino, which will work with NT, Windows 2000, NetWare, and is expected to be compatible with Unix and Linux systems by the end of the fiscal year.

      In December 1999, the Company reached a settlement with OCE GmbH and OCE Printing Systems, USA Inc., ("OCE") resolving all disputes between the companies. Under the settlement, the Company retained all rights to its Fusing Agent Patent, and all lawsuits pending between the Company and OCE were dismissed. The Company also received $950,000 from OCE on December 31, 1999 and both sides have released all claims against each other. Legal expense of $182,000 related to the settlement and other expenses related to the discontinued operations have been included for the six months ended March 31, 2000, as part of discontinued operations.

      As a result of the sale of the fusing agent and toner business during fiscal year ended September 30, 2000, the comparative quarter for this filing, the financial information for the fusing agent and toner business for the three and six months ended March 31, 2000, and the legal settlements referenced above have been reflected as discontinued operations.

NEW ACCOUNTING PRONOUNCEMENTS

      Statement of Financial Accounting Standards ("FASB") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") issued by the FASB is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. The adoption of the new standard on October 1, 2000 did not affect the Company's financial statements.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance for revenue recognition under various circumstances. The accounting and disclosures prescribed by SAB 101 became effective in the first quarter of the Company's fiscal year ending September 30, 2001. The adoption of the new standard did not have a material affect to the Company's financial position or results or operations.

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

OVERVIEW

      The Company, previously known as Interscience Computer Corporation, was incorporated under the laws of the State of California on October 14, 1983, to be a third party provider of maintenance services for computer hardware and related peripheral equipment. In 1992, the Company introduced a non-chlorofluorocarbon fusing agent, developed by the Company and patented on July 26, 1994, for use with certain high-speed laser printers that the Company maintained as part of the service program. The Company also developed toner for use in the same printing equipment. Gross revenues from these items constituted approximately 80% of Company sales for the fiscal year ended September 30, 1999.

      On September 17, 1999, the Company acquired the assets (the "Camino Assets") of Camino Software Systems, Inc. ("Camino") for 468,000 shares of the Company's common stock and assumed $315,172 of certain Camino liabilities. The Company had considered over 65 companies as possible acquisition candidates prior to the acquisition of the Camino Assets. The Camino Assets consisted of the name, Camino Software Systems, Inc., data storage management software, certain business contracts and intangible personal property. Camino had developed the Highway Server hierarchical storage management ("HSM") software. The Company plans on improving sales, marketing and customer service while continuing development of its HSM technology. The objective of the acquisition of Camino was to diversify the Company's revenue base to initially augment and eventually replace declining revenues from the traditional fusing agent and toner business.

      The Company's software provides a solution for addressing the increasing need for sophisticated management of data. Designed to meet the data storage management requirements for local area networks (LAN), wide area networks (WAN), and intranet environments, the software offers its users the ability to efficiently manage available storage within a multi-server environment where mass storage devices are used to increase storage capacity. As more and more companies move away from mid and main frame computer to networked systems to meet their computing requirements, the need for more sophisticated software to emulate the flexibility and power of mid and main frames has become more acute. With the exponential growth of information, data storage requirements have also grown exponentially. The result has been that network managers are having to deal with the re-occurring "out of disk space" problem on their company's network. Though hardware cost of storage continues to decrease, the cost of managing the data being stored has increased. Human intervention is still required on the part of network managers to determine which data files on the system need to be "on-line", "near-line", or are used sufficiently infrequently to be relegated to "off-line" storage.

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

      During June 2000, the Company liquidated the remaining parts inventory and closed the Los Angeles warehouse where the parts had been located. The liquidation created an additional tax loss of approximately $5,000,000 to add to the tax losses from previous years.

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

      During November 2000, the Company introduced "T-Rex" a data management appliance using the functionality of the data management software and providing virtually unlimited storage. The T-Rex is a scalable storage device that ranges from 108GB to 12 terabytes of data in RAID storage. The product was introduced during the COMDEX computer technology show in Las Vegas and is now available for sale.

      The Company's products provide a systematic managed solution to the relentlessly increasing data storage problem, while substantially decreasing management costs. Using smart data migration technology, these products create unlimited storage. T-Rex, combines RAID 5 fast cache file system with integrated removable storage devices, data mirroring and redundancy for transparent, high availability data access. The Company's customers now have a choice of software only solutions or a fully integrated scaleable data management appliance to provide management and storage of their data. The Company plans to continue marketing its products using its own sales force while forming strategic relationships with OEM manufacturers and value added resellers to expand upon market opportunities. The Company continues to exhibit at all regional trade shows and holds seminars in various cities during the current fiscal year to increase awareness and demonstrate capabilities of the CaminoSoft line of products.

      The Company now has regional sales people in Los Angeles, Dallas, Chicago and New York and signed a representation agreement for Canadian distribution.

      In December 1999, the Company, OCE GmbH and OCE Printing Systems, USA Inc. (the "OCE Group") reached a settlement resolving all disputes regarding the Company's Fusing Agent Patent and the Company's allegations that the OCE Group and others committed violations of the U.S. antitrust laws which damaged the Company. Under the settlement, the Company retained all rights to its Fusing Agent Patent, and all lawsuits pending between the Company and OCE Group were dismissed. The Company has also received $950,000 from the OCE Group and both sides have released all claims against each other. Legal expense of $182,000 related to the settlement was booked during the six-month period ended March 31, 2000.

      In February 2001, the Company and Siemens reached a settlement resolving all disputes relating to the Company's allegations that Siemens committed violations of the U.S. antitrust laws, prior to April 1, 1996. Under the terms of the settlement the Company received $462,500 in cash and the Company and Siemens released all claims against the other. Legal expense of approximately $162,000 relating to the settlement were invoiced during the current three-month period ended March 31, 2001.

RESULTS OF OPERATIONS

      The Three-Month Periods Ended March 31, 2001 and March 31, 2000.

      Sales during the current quarter increased by approximately 8% as compared to the quarter ended March 31, 2000. During the current quarter, management continued to concentrate on the development of improved products and the training and expansion of the sales force. All revenues during the current period were derived from sales of the software products. The Company's T-Rex software is currently installed at several customers and the Company has demonstration units under evaluation which include both hardware and software.

      Cost of sales increased by approximately $9,000 as compared to the quarter ended March 31, 2000. The increase is due to the amortization for the purchase of the original technology being charged as part of cost of sales beginning October 1, 2000. Gross profit for the current quarter decreased by approximately $2,000 as compared to the prior year's quarter.

      Selling and administrative expenses increased by approximately $133,000 or 19% over the comparable period last year. The increase is due to the expansion of the Company's staff, additional sales and marketing personnel, product development and customer service staff. The Company had 10 employees as of March 31, 2000, while currently the Company employs 17 people. Additional items included in selling and administrative expense for the current period were approximately $48,000 for advertising, which is a 51% increase over the advertising expense for the quarter ended March 31, 2000, and approximately $59,000 in sales and marketing expense. Other expenses in the current quarter included approximately $78,000 in consulting and approximately $19,000 in travel expense.

      The current quarter also included approximately $54,000 in research and development expense. Projects completed and in process include, NT and Windows 2000 compatibility, additional administration for the data management appliance and the first phase of Linux compatibility project. There was no research and development expense during the prior comparable period.

      During the current quarter, the Company had interest income of approximately $41,000, as a result of increased cash balances. Interest income during the quarter ended March 31, 2000 was approximately $8,000.

      The Six-Month Periods Ended March 31, 2001 and March 31, 2000.

      Sales of software for the current period increased by approximately $7,500 or 4% over the comparable six month period last year. Current sales were substantially related a to newer version of Novell's operating platform NetWare 5.x. The Company is continuing development for Novell's next generation platforms including NSS and NetWare 6 to be released later this year.

      Cost of sales for the two six month periods remained virtually unchanged. Included in cost of sales for the current year is non-cash amortization of the software technology originally acquired by the Company.

      Total operating expenses for the current six-month period increased by approximately $817,000 or 80%. A substantial part of the increase is due to the expansion of the sales force, customer service and development departments, which were included in the sales and administrative portion of the total operating expenses for the six month period. Increased advertising and sales and marketing expense also contributed to the 54% increase in sales and administrative expense for the current six-month period. Depreciation expense for the current six-month period decreased by approximately $12,500 as compared to the prior six-month period due to closure of the Los Angeles warehouse in June 2000. The Company had no research and development expense during the prior six-month period as compared to $285,000 for the current six-month period, which contributed to the 80% increase in total operating expenses.

      Interest income for the current six-month period increased by approximately $59,000 over the prior six-month period due to increased average cash balances during the current period.

      Discontinued operations for the current six-month period were a gain of approximately $300,000 net, from the Siemens settlement less legal expense. The discontinued operations gain of approximately $1,154,000 during the prior six-month period included the OCE settlement net of legal fees, the final quarter of consumable sales including fusing agent and the sale of the fusing agent business itself.

LIQUIDITY AND CAPITAL RESOURCES

      During March 2000, the Company completed a private placement of 1,635,000 shares of common stock for $3,270,000. In November 2000, the Company completed a private placement of 500,000 shares of common stock for $1,500,000. These funds are being used to expand the sales, marketing and development programs for the Company's products. Cash as of March 31, 2001 showed an increase of approximately $406,000 over the balance at September 30, 2000. The current balance included approximately $300,000 from the Siemens settlement net of legal expense.

      Cash decreased in the three months by approximately $350,000 as a result of the Company's current quarter loss of $466,112, net the proceeds of the Siemens settlement. The Company believes that its working capital will be sufficient to meet its ongoing operational requirements over the next twelve months. The Company presently has over $2,400,000 in cash and short term investments and no bank debt.


NEW ACCOUNTING PRONOUNCEMENTS

      Statement of Financial Accounting Standards ("FASB") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") issued by the FASB is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. The adoption of the new standard on October 1, 2001 did not have an effect on the Company's financial statements.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance for revenue recognition under various circumstances. The accounting and disclosures prescribed by SAB 101 became effective in the first quarter of the Company's fiscal year ending September 30, 2001. The adoption of the new standard did not have a material effect on the Company's financial position or results or operations.

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

                                     PART II

                                OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter for which this report is filed.


                                    SIGNATURE

      In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CAMINOSOFT CORP


Date:  May 11, 2001                         /s/ Walter Kornbluh
                                            -------------------
                                            Walter Kornbluh, Chairman of the Board
                                            and Chief Executive Officer


Date:  May 11, 2001                         /s/ Stephen Crosson
                                            -------------------
                                            Stephen Crosson, Vice President of Operations
                                            and Chief Accounting Officer