Form 10QSB
period 2001-06-30
CAMINOSOFT CORP
filed 2001-08-10
CIK 907686

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

Commission file number 1-12312

CAMINOSOFT CORP
(Name of small business issuer in its charter)

California (State of incorporation)	95-3880130 (I.R.S. Employer Identification No)

600 Hampshire Road, Suite 105, Westlake Village, California 91361
(Address of principal executive offices)

Issuer’s telephone number: (805) 370-3100

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X] NO [   ]

Number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2001: 8,184,556 shares of common stock, no par value.

Transitional Small Business Disclosure Format:

YES [   ] NO [X]

CAMINOSOFT CORP

INDEX

PAGE

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets as of June 30, 2001 and September 30, 2000	3

Statements of Operations for the Three Months Ended June 30, 2001 and 2000	4

Statements of Operations for the Nine Months Ended June 30, 2001 and 2000	5

Statements of Cash Flows for the Nine Months Ended June 30, 2001 and 2000	6

Note to the Financial Statements	7

Item 2. Management’s Discussion and Analysis and Plan of Operation	9

PART II — OTHER INFORMATION	14

Item 6 Exhibits and Reports on Form 8-K

PART 1
FINANCIAL INFORMATION

Item 1. Financial Statements

CAMINOSOFT CORP.
BALANCE SHEETS
June 30, 2001 and September 30, 2000

ASSETS	Unaudited	Audited
	June 30,	September 30,
	2001	2000

Current Assets:

Cash and cash equivalents	$1,789,501	$2,219,323

Accounts receivable, net of allowance for doubtful accounts of $5,687 and $5,687	52,796	67,955

Other Receivables	—	1,585,000

Total current assets	1,842,297	3,872,278

Property and equipment, net of accumulated depreciation of $12,979 and $5,068	18,653	26,564

Software, net of accumulated amortization of $125,596 and $71,767	376,776	430,605

Deposits	9,581	9,581

Total Assets	$2,247,307	$4,339,028

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:

Trade accounts payable	$80,966	$111,587

Deferred Revenue	20,729	—

Accrued liabilities	116,922	123,263

Total current liabilities	218,617	234,850

Total liabilities	218,617	234,850

Shareholders’ equity
Common stock, no par value; authorized 100,000,000 shares; issued and outstanding 8,184,556 at June 30, 2001 and September 30, 2000	13,691,921	13,642,539

Accumulated deficit	(11,663,231)	(9,538,361)

Total shareholders’ equity	2,028,690	4,104,178

Total liabilities and shareholders’ equity	$2,247,307	$4,339,028

See accompanying Note to financial statements.

CAMINOSOFT CORP
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30,

	2001	2000

Sales	$97,636	$129,335

Cost of sales	22,099	46,419

Gross Profit	75,537	82,916

Operating Expenses:

Sales and administrative	736,059	612,584

Depreciation and amortization	2,637	9,471

Research and development	163,367	—

Total operating expenses	902,063	622,055

Operating loss	(826,526)	(539,139)

Other Income

Other income	—	19,978

Interest income	23,716	43,911

Total other income	23,716	63,889

Net loss	($802,810)	($475,250)

Weighted Average Number of Common Shares	8,184,556	7,389,556

Outstanding

Net loss per common share (basic and diluted)	($0.10)	($0.06)

See accompanying Note to financial statements.

CAMINOSOFT CORP
STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended
	June 30,

	2001	2000

Sales	$281,719	$305,825

Cost of sales	159,400	81,010

Gross Profit	122,319	224,815

Operating Expenses:

Sales and administrative	2,164,209	1,615,611

Depreciation and amortization	25,854	27,191

Research and development	448,607	—

Total operating expenses	2,638,670	1,642,802

Operating loss	(2,516,351)	(1,417,987)

Other Income

Other income	—	19,978

Interest income	90,990	51,856

Total other income (expense)	90,990	71,834

Loss from continuing operations	(2,425,361)	(1,346,153)

Discontinued operations

Income from discontinued operations	300,490	1,154,358

Net loss	($2,124,871)	($191,795)

Weighted average number of common shares outstanding

(basic and diluted)	8,184,556	7,339,556

Net income (loss) per common share (basic and diluted)

Continuing operations	($0.30)	($0.18)

Discontinued operations	0.04	0.15

Net loss per common share (basic and diluted)	($0.26)	($0.03)

See accompanying Note to financial statements.

CAMINOSOFT CORP
STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

	Nine Months Ended
	June 30,

	2001	2000

Cash Flows from Operating Activities
Net loss from continuing operations	($2,425,360)	($1,346,153)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization	61,740	27,191

Common stock warrants issued for services	49,382	—

Changes in operating assets and liabilities net of effects of divestitures:

Accounts receivable	15,160	101,468

Change in allowance for doubtful accounts	—	(48,000)

Other receivables	85,000	(85,000)

Accounts payable and accrued expenses	(36,963)	(199,245)

Deposits	—	(300)

Deferred revenue	20,729	—

Net cash (used in) continuing operating activities	(2,230,312)	(1,550,039)

Net cash provided by discontinued operating activities	300,490	1,154,358

Net cash used in operating activities	(1,929,822)	(395,681)

Cash Flows from Financing Activities
Borrowing loan repayment	—	(500,000)

Proceeds from the issuance of common stock	1,500,000	3,320,000

Net cash provided by financing activities	1,500,000	2,820,000

Net Increase (decrease) in Cash and Cash Equivalents	(429,822)	2,424,319

Cash and Cash Equivalents, beginning of period	2,219,323	464,311

Cash and Cash Equivalents, end of period	$1,789,501	$2,888,630

Supplemental information:

During the 1st quarter ended December 31, 2000, the Company issued 500,000 shares of common stock in connection with a private placement for $1,500,000 in cash, which was received in November 2000.

During the year ended September 30, 2000, the Company sold it’s fusing agent and toner business. The statement of cash flows has been restated to show all transactions related to these discontinued operations as a separate item for the nine months ended June 30, 2000.

See accompanying Note to financial statements.

CAMINOSOFT CORP
Note to Financial Statements
(Unaudited)

Note 1.

     The accompanying financial statements of CaminoSoft Corp (the “Company”) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and related footnotes included in the Company’s latest Annual Report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2001, and the statements of its operations for the three and nine month periods ended June 30, 2001 and 2000, and the statements of its cash flows for the nine month periods ended June 30, 2001 and 2000 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year.

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. These interim financial statements for the periods ended June 30, 2001 and 2000, reflect continuing operations; discontinued or sold subsidiaries have been included on a separate line item.

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

     On September 17, 1999, the Company acquired certain assets (the “Camino Assets”) of Camino Software Systems, Inc. (“Camino”), a data storage company, for 468,000 shares of the Company’s common stock and assumed $315,172 of certain Camino liabilities. The Camino Assets consisted of the name, Camino Software Systems, Inc., data storage management software, certain business contracts and intangible personal property. The Company allocated all amounts paid and assumed aggregating $502,372 to the cost of the software.

     During the year ended September 30, 2000, the Company changed its name to CaminoSoft Corp. to reflect the focus on the data management software business. The Company is now distributing and developing data management software purchased from Camino, which will work with NT, Windows 2000, NetWare, and is expected to be compatible with Unix and Linux systems within the next year.

     In December 1999, the Company reached a settlement with OCE GmbH and OCE Printing Systems, USA Inc., (“OCE”) resolving all disputes between the companies. Under the settlement, the Company retained all rights to its Fusing Agent Patent, and all lawsuits pending between the Company and

OCE were dismissed. The Company also received $950,000 from OCE on December 31, 1999 and both sides have released all claims against each other. Legal expense of $182,000 related to the settlement and other expenses related to the discontinued operations have been included for the nine months ended June 30, 2000, as part of discontinued operations.

     As a result of the sale of the fusing agent and toner business during fiscal year ended September 30, 2000, the financial information for the fusing agent and toner business for the three and nine months ended June 30, 2000, and the legal settlements referenced above have been reflected as discontinued operations.

     In February 2001, the Company and Siemens reached a settlement resolving all disputes relating to the Company’s allegations that Siemens committed violations of the U.S. antitrust laws, prior to April 1, 1996. Under the terms of the settlement the Company received $462,500 in cash and the Company and Siemens released all claims against the other. Legal expenses of approximately $162,000 relating to the settlement were invoiced during the three-month period ending March 31, 2001.

NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards (“FASB”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) issued by the FASB is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. The adoption of the new standard on October 1, 2000 did not affect the Company’s financial statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (“SAB 101”), Revenue Recognition in Financial Statements. SAB 101 provides guidance for revenue recognition under various circumstances. The accounting and disclosures prescribed by SAB 101 became effective in the first quarter of the Company’s fiscal year ending September 30, 2001. The adoption of the new standard did not have a material affect to the Company’s financial position or results or operations.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (“FIN 44”) Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of APB No. 25, for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company adopted FIN 44 in accounting for the stock options granted during the year ended September 30, 2000, and it had no impact on the Company’s financial position or results of operations and cash flows.

     In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

     SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

Item 2. Management’s Discussion and Analysis and Plan of Operation.

FORWARD-LOOKING STATEMENTS

     In addition to historical information, this Quarterly Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis and Plan of Operation.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000, the Quarterly Reports on Form 10-QSB to be filed by the Company and any Current Reports on Form 8-K by the Company.

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto in this quarterly report.

OVERVIEW

     On September 17, 1999, the Company acquired the assets (the “Camino Assets”) of Camino Software Systems, Inc. (“Camino”) for 468,000 shares of the Company’s common stock and assumed $315,172 of certain Camino liabilities. The Camino Assets consisted of the name, Camino Software Systems, Inc., data storage management software, certain business contracts and intangible personal property. Camino had developed the Highway Server hierarchical storage management (“HSM”) software. The Company plans on improving sales, marketing and customer service while continuing development of the HSM technology. The objective of the acquisition of Camino was to diversify the Company’s revenue base to initially augment and eventually replace declining revenues from the traditional fusing agent and toner business.

     The Company’s software provides a solution for addressing the increasing need for sophisticated management of data. Designed to meet the data storage management requirements for local area networks (LAN), wide area networks (WAN), and intranet environments, the software offers its users the ability to efficiently manage available storage within a multi-server environment where mass storage devices are used to increase storage capacity. As more and more companies move away from mid and main frame computer to networked systems to meet their computing requirements, the need for more sophisticated software to emulate the flexibility and power of mid and main frames has become more acute. With the exponential growth of information, data storage requirements have also grown exponentially. The result has been that network managers are having to deal with the re-occurring “out of disk space” problem on their company’s network. Though hardware cost of storage continues to decrease, the cost of managing the data being stored has increased. Human intervention is still required on the part of network managers to determine which data files on the system need to be “on-line”, “near-line”, or are used sufficiently infrequently to be relegated to “off-line” storage.

     Prior to January 25, 2000 the Company’s principal product was a liquid Fusing Agent used by the Model 2200 Siemens Printer. The Company sold the Fusing Agent to distributors of the product including OCE Printing Systems, USA Inc., The Bradshaw Group and NCR Corporation. On January 25, 2000, the Company sold all of the assets related to the Fusing Agent business to the Bradshaw Group for $550,000 in cash.

     During April 2000, the Company held its annual meeting of shareholders at which, the Company changed its name to CaminoSoft Corp., to reflect a new direction and focus for the Company built around the acquisition of Camino Software Systems and the “Highway Server” software.

     On July 10, 2000, the Company announced release of its new version of “Highway Server” software, to provide an automated network storage access management system for Novell NetWare 5.x operating system platform. The new version of Highway Server provides advanced data storage management capabilities, enabling automated network access to archived files any time from any station.

     During November 2000, the Company introduced “T-Rex” a data management appliance using the functionality of the data management software and providing virtually unlimited storage. The T-Rex is a scalable storage device that ranges from 108GB to 12 terabytes of data in RAID storage.

     The Company’s products provide a systematic managed solution to the relentlessly increasing data storage problem, while substantially decreasing management costs. Using smart data migration technology, these products create unlimited storage. T-Rex, combines RAID 5 fast cache file system with integrated removable storage devices, data mirroring and redundancy for transparent, high availability data access. The Company’s customers now have a choice of software only solutions or a fully integrated scaleable data management appliance to provide management and storage of their data. The Company plans to continue marketing its products using strategic relationships with OEM manufacturers and value added resellers to expand upon market opportunities. The Company continues to exhibit at all regional trade shows and holds seminars in various cities during the current fiscal year to increase awareness and demonstrate capabilities of the CaminoSoft line of products.

     In December 1999, the Company, OCE GmbH and OCE Printing Systems, USA Inc. (the “OCE Group”) reached a settlement resolving all disputes regarding the Company’s Fusing Agent Patent and the Company’s allegations that the OCE Group and others committed violations of the U.S. antitrust laws which damaged the Company. Under the settlement, the Company retained all rights to its Fusing Agent Patent, and all lawsuits pending between the Company and OCE Group were dismissed. The Company has also received $950,000 from the OCE Group and both sides have released all claims against each other. Legal expense of $182,000 related to the settlement was booked during the six-month period ended March 31, 2000.

     In February 2001, the Company and Siemens reached a settlement resolving all disputes relating to the Company’s allegations that Siemens committed violations of the U.S. antitrust laws, prior to April 1, 1996. Under the terms of the settlement the Company received $462,500 in cash and the Company and Siemens released all claims against the other. Legal expenses of approximately $162,000 relating to the settlement were invoiced during the three-month period ended March 31, 2001.

RESULTS OF OPERATIONS

     The Three-Month Periods Ended June 30, 2001 and June 30, 2000.

     Sales during the current quarter decreased by approximately 25% as compared to the quarter ended June 30, 2000. During the current quarter, management continued to concentrate on the development of improved products and the training and expansion of the development resources, customer service and support departments. All revenues during the current period were derived from sales of the software products.

     Cost of sales decreased by approximately 52% as compared to the quarter ended June 30, 2000. Gross profit for the current quarter decreased by approximately 9% as compared to the prior year’s quarter in direct relation to the decrease in revenues for the current period.

     Selling and administrative expenses increased by approximately $123,000 or 20% over the comparable period last year. The increase is due to the expansion of the Company’s technical staff, product development and customer service staff. The Company also had approximately $93,000 in outside consulting fees, which included approximately $40,000 for additional development on the Novell based product line by the Company’s consulting programmers and approximately $50,000 in reorganization expense relating to changes in the sales and marketing area.

     The current quarter also included approximately $163,000 in research and development expense. Projects completed include the Windows 2000 version of the managed server agent, which allows intelligent management of data on the Windows 2000 server platform. Projects in process include a storage analyzer sales tool which be utilized by sales people to (1) analyze a potential clients current storage environment, (2) provide feedback regarding implementation of the Company’s storage management products, (3) plan for future growth and (4) return on the required investment to implement the storage solution based on customer overhead and cost information. The Company is also developing drivers to allow use of additional storage devices such as DVD storage libraries, tape libraries and other removable storage devices. There was no research and development expense during the prior comparable period.

     During the current quarter, the Company had interest income of approximately $23,700, as compared to $43,900 in the prior year’s quarter. The decrease is a result of a reduction in the total interest bearing cash balance during the current quarter.

     During the current quarter the Company refocused its resources by completing an internal reorganization. The Company since its acquisition of the Camino Assets, has focused on sales and marketing of its products, through advertising and setting up a direct sales force. In the current technology market, a small company sales force has a difficult time competing with other storage focused companies with much larger sales forces. The Company has now restructured to focus on the technology and become an OEM Company. This will allow technology to be the strength of the business and allow the Company’s remaining sales and marketing resources to focus on the training and support for the Company’s partners and their sales forces and sales channels to market and sell the Intelligent Capacity Management ™ solution as part of their product offerings. One half of the Company’s outside sales force has taken positions as sales representatives based on commission only sales agreements. With the help of outside consultants and the Company’s advisory board the reorganization which began in May was concluded on June 30, 2001, restructuring the makeup of the sales and marketing departments while adding additional developers, quality assurance and customer support staff. The resulting savings from the changes is expected to have a positive impact during the fourth quarter of the current fiscal year.

     The Nine-Month Periods Ended June 30, 2001 and June 30, 2000.

     Sales of software for the current period decreased by approximately 8% as compared to the nine-month period last year. As referenced above, during the current quarter of the nine-month period, the Company has reorganized the sales and marketing strategy while expanding the development, quality assurance and customer support departments. The Company is continuing development for Novell’s next generation platforms including NSS and NetWare 6, which is expected to be released later this year. With the launch of the Windows 2000 version of the Company’s software, the Company believes additional sales based on this product will begin prior to current fiscal year end.

     Cost of sales for the current nine-month period increased by approximately $78,000, over the prior nine-month period. Expense relating to the sale of fully integrated hardware preloaded with the Company’s software accounted for the additional increase in the current nine-month period cost of sales.

     Total operating expenses for the current nine-month period increased by approximately $996,000 or 61%. A substantial part of the increase was due to the expansion of the customer service and development departments, which were included in the sales and administrative portion of the total operating expenses for the current nine-month period. During the current nine month period expenses relating to sales expense included approximately $138,000 in advertising, $148,000 in sales and marketing, $42,000 in sales consulting, $70,000 for sales travel and $55,000 for trade shows the Company has and will take part in during the remainder of the year. Depreciation expense for the current nine-month period decreased by approximately 43%, as compared to the prior nine-month period due to closure of the Los Angeles warehouse in June 2000. The Company had no research and development expense during the prior nine-month period as compared to approximately $449,000 for the current nine-month period, which also contributed to the 59% increase in total operating expenses.

     Interest income for the current nine-month period increased by approximately $39,000 over the prior nine-month period due to increased average cash balances during the current period.

     Discontinued operations for the current nine-month period were a gain of approximately $300,000 net, from the Siemens settlement less legal expense. The discontinued operations gain of approximately $1,154,000 during the prior nine-month period included the OCE settlement net of legal fees, the final quarter of consumable sales including fusing agent and the sale of the fusing agent business itself.

LIQUIDITY AND CAPITAL RESOURCES

     In November 2000, the Company completed a private placement of 500,000 shares of common stock for $1,500,000. These funds are being used to expand the development programs for the Company’s products. Cash as of June 30, 2001 showed a decrease of approximately $430,000 as compared to the balance at September 30, 2000.

     Cash decreased in the three months by approximately $836,000 as a result of the Company’s current quarter loss of approximately $803,000. The loss included certain one time reorganization charges of approximately $100,000. The Company believes that its working capital will be sufficient to meet its ongoing operational requirements over the next ten months. The Company presently has over $1,600,000 in cash and short term investments and no bank debt. However, the Company plans to raise additional funds through private placements of securities in order to accelerate the implementation of its business plan and to assure adequate working capital in the future. No assurance can be given that the Company will be successful in raising such funds.

NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards (“FASB”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) issued by the FASB is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. The adoption of the new standard on October 1, 2001 did not have an effect on the Company’s financial statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (“SAB 101”), Revenue Recognition in Financial Statements. SAB 101 provides guidance for revenue recognition under various circumstances. The accounting and disclosures prescribed by SAB 101 became effective in the first quarter of the Company’s fiscal year ending September 30, 2001. The adoption of the new standard did not have a material effect on the Company’s financial position or results or operations.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (“FIN 44”) Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of APB No. 25, for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company adopted FIN 44 in accounting for the stock options granted during the year ended September 30, 2000, and it had no impact on the Company’s financial position or results of operations and cash flows.

     In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

     SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

PART II

OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURE

     In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMINOSOFT CORP

Date: August 9, 2001	/s/ Walter Kornbluh

Walter Kornbluh, Chairman of the Board and Chief Executive Officer

Date: August 9, 2001	/s/ Stephen Crosson

Stephen Crosson, Vice President of Operations and Chief Accounting Officer