Form 10KSB40
period 2001-09-30
CAMINOSOFT CORP
filed 2001-12-28
CIK 907686

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended September 30, 2001
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from _________________ to _________________

Commission file number 1-12312

CAMINOSOFT CORP
(Name of small business issuer in its charter)

California	95-3880130
(State of incorporation)	(I.R.S. Employer Identification No.)

600 Hampshire Road, Suite 105, Westlake Village, California 91361
(Address of principal executive offices)

Issuer’s telephone number: (805) 370-3100
Securities registered under Section 12(b) of the Exchange Act:	None
Securities registered under Section 12(8) of the Exchange Act:	Common Stock no par value.

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

YES   [X]          NO   [   ]

     Check mark indicates that the disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer’s revenues for its most recent fiscal year were $374,141.

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 21, 2001 was approximately $8,135,290.

     Number of shares outstanding of each of the issuer’s classes of common stock, as of December 21, 2001: 9,584,556 shares of common stock, no par value.

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

PART I

Item 1. DESCRIPTION OF BUSINESS.

OVERVIEW

     CaminoSoft Corp. (the “Company” or “CaminoSoft”) was organized in 1983 as Interscience Computer Services, Inc. to be a third-party provider of maintenance services for computer hardware and related peripheral equipment. On April 17, 2000, the Company changed its name to CaminoSoft Corp. The Company’s principal executive offices are located at 600 Hampshire Road, #105, Westlake Village, California 91361.

     On March 6, 1997, the Company filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company’s First Amended Plan of Reorganization (the “Plan”) was confirmed on April 20, 1998. On December 16, 1998, the Bankruptcy Court issued a final decree closing the bankruptcy proceedings.

     The Company’s principal product prior to fiscal year 2000 was a liquid fusing agent used by the Model 2200 Siemens Printer. In January 2000, the fusing agent business was sold to The Bradshaw Group for $550,000.

     Prior to January 1, 2000, the Company was involved with several disputes with OCE Printing Systems, USA Inc. and OCE GmbH (“OCE”) and Siemens Corp., including (a) a patent interference proceeding relating to the Company’s fusing agent patent, (b) a lawsuit brought by OCE and a former employee of the Company contesting the Company’s ownership of the fusing agent patent, and ( c) certain antitrust claims by the Company against OCE. On December 29, 1999, the Company entered into a settlement agreement with OCE. The settlement included (a) a payment by OCE to the Company of $950,000, (b) an agreement by OCE not to challenge the fusing agent patent, and ( c) a mutual release of all claims which either party has against the other. This settlement did not resolve the Company’s claims against Siemens Corp. These were resolved with a separate settlement in February 2001 and the Company received an additional $462,000.

     On September 17, 1999, the Company acquired certain assets (the “Camino Assets”) from Camino Software Systems, Inc. (“Camino”) for 468,000 shares of the Company’s common stock and the assumption of $315,172 of certain Camino liabilities. The Company had reviewed over 65 companies as possible acquisition candidates prior to the acquisition of the Camino Assets. The Camino Assets consisted of the name, Camino Software Systems, Inc., the Highway Server data storage management software, certain business contracts and intangible personal property. Camino had developed the powerful Highway Server hierarchical storage management (“HSM”) software. In November 2000, the Company introduced

T-Rex, a data management appliance that provides an integrated storage management solution that will hold from 500GB to 12 terabytes of data in RAID storage. T-Rex utilizes smart data migration technology to create unlimited virtual storage by combining a RAID 5 fast cache file system with integrated removable storage devices, data mirroring and redundancy for transparent, high availability data access.

     As of November 2, 2001, the Company entered into a licensing and distribution agreement with Novell, Inc., which appoints Novell and its distribution channel to sell CaminoSoft’s suite of Intelligent Capacity Management™ software solutions. This will allow the Company to take advantage of the seasoned sales and distribution channel of Novell that includes approximately 3,000 solution sales personnel.

     The Company’s present business is the development and sale of storage migration software and hardware based on the Camino Assets as described below.

CAMINO — VISION

     CaminoSoft markets products that enable multi-tiered hierarchical storage management, (HSM) on PC server based computer networks. By using CaminoSoft’s products, network administrators can increase efficiency on production servers (Tier 1), by moving infrequently used data to networked storage devices (Tier 2) near-line storage devices (Tier 3), and data archive systems (Tier 4). CaminoSoft’s products bring “Intelligent Capacity Management™” to customer’s networked storage environment by establishing:

Intelligent Data Storage Intelligent Data Retrieval Intelligent Data Protection Intelligent Performance Measurement

     The Company’s products provide increased efficiencies in the customer’s data storage and network infrastructure. The use of CaminoSoft’s products reduces customer costs by extending the life span of existing storage systems and by bringing added efficiency to new systems.

     CaminoSoft’s products are developed in an environment that allows for rapid enhancement to meet the challenges of the changing storage infrastructure landscape. CaminoSoft’s products leverage both established and emerging operating environments, providing a broad opportunity for increased revenues.

PRODUCTS

     CaminoSoft’s Managed Server software provides a unique solution for addressing the increasing need for sophisticated management of data. Designed to meet the data storage management requirements for local area networks (LAN), wide area networks (WAN), and intranet environments, the Managed Server offers its users the ability to more efficiently manage available storage within a multi-server environment where mass storage devices are used to increase storage capacity. As more and more companies move away from mid and main frame computer to networked systems to meet their computing requirements, the need for more sophisticated software to emulate the flexibility and power of mid and main frames has become more acute. This sophisticated hierarchical storage management (HSM) is the domain of the Managed Server. With the exponential growth of information, data storage requirements have also grown exponentially. The result has been that network managers have to deal with the reoccurring “out of disk space” problem on their company’s network. Though hardware cost for storage continues to come down, the cost of managing the data being stored has not. Human intervention is still required on the part of network managers to determine which data files on the system need to be “on-line”, “near-line”, or are used sufficiently infrequently to be relegated to “off-line” storage.

     Developed in conjunction with Novell’s NetWare 4.X, the Managed Server is able to work in a multi-server and multi-platform environment, enabling the user to better utilize the storage capacity available throughout the network. Based upon user defined parameters, the software will automatically migrate minimally used files to designated storage devices, hard drives, RAID, magnetic optical, tape, or any other type of mass storage device. This migration is seamless and transparent to the user. As the server’s file system begins to fill up, the Managed Server automatically transfers or migrates old, seldom accessed files. The directory entry is modified which enables the system to quickly locate and retrieve the file when needed. The user is unaware that the file has been migrated and is no longer resident at the original site. Generally, this migration is desired to free up space in the more expensive storage medium, moving the data to less expensive medium, such as removable optical drives. The uniqueness of the program is that it enables the user to designate under what conditions the files should be migrated and where the files should be migrated, i.e., all financial files to one location, correspondence files to another, etc. In the case of mass storage devices using removable optical medium, this is particularly important. Whereas other HSM programs manage multi-disk hardware as one large repository, scattering data throughout the system, the Managed Server enables the user to designate what data goes to which disk. This allows related data to be organized and stored on a specific disk rather than be scattered throughout the storage device. A disk can then be removed to off-line storage and more easily indexed, making retrieval considerably more efficient.

     The Managed Server can accommodate virtually unlimited volumes of information. Efficient management of data has and will continue to be one of the foremost problems associated with the “information age”. The Company believes the CaminoSoft Managed Server represents the most efficient solution to data management in the networked environment.

MARKET

     It has been predicted that worldwide data storage sales could reach $38 billion this year and grow 38% by 2004. Storage revenues are currently growing faster than revenues for either servers or microprocessors. In a few years, it is expected that people will be spending three times as much for storage as they do for computers.

     Seventy percent (70%) of the cost of storage is spent on labor to manage the files to be stored. The CaminoSoft product provides automated management based on individualized preset definitions and will help to control and reduce management cost.

     In 2001, worldwide spending for disk storage systems operating in Windows NT/2000, NetWare, and Linux, (all PC server operating systems), will be over $15 billion. Management believes that CaminoSoft is solidly positioned to exploit this segment of the storage market. The current offerings based on Novell and Windows 2000 provide ample opportunity in widely used PC server operating environments.

     CaminoSoft’s products are targeted primarily to the middle and large business companies with optimum configurations using 10 to 15 managed servers. This configuration allows both organization-wide and department level deployments in the target segment. With nearly 20,000 companies and many government entities matching this business size profile among selected vertical industries, CaminoSoft has a broad array of potential customers to direct marketing efforts.

     CaminoSoft has sold its software into the public sector at the state, county, and municipal level, as well as to the higher education market. Both the government and education sectors provide opportunities that are consistent with the Company’s product positioning. Government and education customers tend to operate systems longer than private sector companies. With the exception of fixes associated with Year 2000, government and education IT spending grows at or near the rate of inflation. CaminoSoft has a great appeal in this regard since the products extend the useful life of existing network infrastructure.

     While not specifically positioned as a disaster recovery system, current global events dictate an increased focus on disaster recovery where CaminoSoft’s products can increase efficiencies. Planned enhancements to CaminoSoft software in copying data, and the addition of a broader set of available export media devices will give the products increased disaster recovery capabilities. The potential to integrate remote storage capabilities, likely done through a Storage Service Provider, (SSP) partner can further enhance the appeal of CaminoSoft products in a disaster recovery system.

BACKLOG AND EMPLOYEES

     The Company’s total backlog for software products was approximately $50,000. Backlog consists of the total amount of orders for products to be filled by December 31, 2001. The Company currently employs fourteen people full time and three full time consultants.

COMPETITION

     The competitive landscape in the storage systems market consists of a vast array of hardware and software companies. CaminoSoft’s products compete in the data management software segment. The large number of manufacturers in the storage infrastructure market provides fertile ground for cultivating alliances and partnerships.

     Among CaminoSoft’s direct competitors, only one offers a stand-alone HSM application. CaminoSoft’s products have feature related advantages relative to this competitor in ad-hoc migration and de-migration, that allows the administrator to perform ad-hoc migration or de-migration (selecting specific files or directories to be moved off, or returned to, a server hard drive). Additionally, CaminoSoft offers re-migration rules, through which migrated files that are accessed (returned to primary server from secondary or tertiary storage) can therefore follow the normal migration rules or administrator defined retention times that override normal migration rules. CaminoSoft also offers include and exclude rules at the file and directory level, as well as the ability to filter by file extension.

     Relative to the other competitors CaminoSoft has select feature advantages over each competitor. Moreover, CaminoSoft, as a specialized HSM tool maintains an advantage compared to these other competitors, all of whom imbed HSM functions into broader enterprise network management applications. CaminoSoft’s positioning will allow it to more effectively address the mid-size business market where management believes enterprise systems may be too cumbersome or too expensive. CaminoSoft retains the ability to participate in the large company and enterprise markets as a department level application. Because CaminoSoft can be used alongside the enterprise solution from its closest competitors, it allows the enterprise IT manager to use of the full features of the Company’s HSM tools while using competitive products for such mundane applications as backup systems. Despite what management believes to be its technological advantages many competitors have greater resources than the Company and may be in a position to obtain a market advantage because of these resources.

STRATEGY

     The mandate of the CaminoSoft sales and marketing teams is to increase awareness and interest within select industries to deliver qualified prospects and close sales of the Company’s products. The first step and a key element of the sales and marketing strategy is the recently signed license agreement with Novell. This agreement makes available to the Company the marketing and sales resources of Novell. Recent corporate developments at Novell, including its acquisition of Cambridge Technology Partners provide a technology, sales, and marketing path that is consistent with the Company’s O.E.M. strategy as a software development company integrating our products with other hardware and software products for sale through their distribution channels. Whereas in the past the Company’s growth has been impeded by lack of a large sales staff, the partner relationships in place and planned by the Company will add significant distribution capabilities, such as Novell with 600 sales representatives and 3,000 solution consultants from Cambridge Technology and a large number of Value-Added Resellers (VARs). The

Company is currently pursuing additional partners who can leverage the Company’s data storage and management solutions as part of the current and future storage infrastructure for their clients.

     The Company recently added to its executive ranks, hiring Sam Hassabo as President. Mr. Hassabo brings over 30 years of technology industry experience to the Company. The Company has also added Jack Lamey as Vice President of Marketing. Mr. Lamey has over 17 years of marketing experience in computer hardware, software and marketing information industries. With an experienced management team, innovative products, and significant sales and marketing resources resulting from the Novell partnership management believes that the Company is positioned to take advantage of the need for “Intelligent Capacity Management™” in the networked storage environments of today and the future.

Item 2. DESCRIPTION OF PROPERTY

     As of December 1, 2000, the Company leases one office facility in Westlake Village, California for the Company’s executive offices pursuant to a lease extension expiring January 31, 2003, at a rental rate of $8,476 per month. As of September 1 2001, the Company leased temporary housing for its President pursuant to a one year lease ending August 31, 2002.

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

     The Company was a plaintiff in a class action suit against Siemens Nixdorf Printing Systems, OCE Printing Systems and NCR Corporation. While the Company withdrew as a named plaintiff in 1997, the Company retained the right to participate alleging anti-trust violations as a class member. Since that time the Company has settled with NCR Corporation and, as indicated, OCE Printing Systems, USA Inc. and OCE GmbH. The Company retained all rights against Siemens Corporation for any acts of Siemens prior to April 1, 1996, which affected the Company. The Company filed suit against Siemens in May 2000. During the current year, the Company received $462,000 in settlement of its claim. This amount net of the associated legal fees is included in discontinued operations for the current year.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of the security holders.

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock is currently traded in the OTC Electronic Bulletin Board under the symbol “CMSF”. The following table sets forth the high and low sales prices for the Common Stock during the two most recent fiscal years. During the period October 1, 1999 through March 31, 2000 the ticker symbol was “IEIC”, and in April 2000 the symbol was changed to “CMSF”. The prices reflect inter-dealer prices without retail mark-ups, mark-downs or commission and may not represent actual transactions.

	Common Stock Sales Prices

Symbol "IEIC"	High	Low

Year Ended September 30, 2000
October 1, 1999 - December 31, 1999	$1.25	$0.56

January 1, 2000 - March 31, 2000
END Symbol “IEIC”	$9.31	$1.25

Symbol “CMSF”
April 1, 2000 - June 30, 2000	$7.63	$2.88

July 1, 2000 - September 30, 2000	$4.25	$2.81

October 1, 2000 - December 31, 2000	$4.25	$3.00

January 2, 2001 - March 31, 2001	$3.50	$1.44

April 1, 2001 - June 30, 2001	$1.80	$1.10

July 1, 2001 - September 30, 2001	$1.90	$0.85

October 1, 2001 - November 30, 2001	$1.75	$1.25

     To date, the Company has not declared or paid any cash dividends with respect to its Common Stock, and the current policy of the Board of Directors is to retain earnings, if any, to provide for the growth of the Company. Consequently, no cash dividends are expected to be paid on the Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities

     During the fiscal year ended September 30, 2000, Renaissance US Growth and Income Trust PLC purchased 500,000 shares of common stock for $1,500,000. The Company received the full $1,500,000 on November 30, 2000.

     During fiscal year ended September 30, 2001, the Company issued 567,000 options to purchase the Company’s common stock at prices ranging from $1.55 to $3.63 to employees and directors under the employee stock option plan.

     During the fiscal year ended September 30, 2001, the Company issued warrants to purchase an aggregate of 42,000 shares of common stock in consideration for marketing consulting services. The exercise price is $2.00 per share of common stock. These warrants expire on April 15, 2005.

     During the fiscal year ended September 30, 2001, 150,000 warrants were exercised and the Company received $150,000 during October and November 2001.

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Annual Report.

OVERVIEW

     On September 17, 1999, the Company acquired the assets of Camino Software Systems, Inc. The Camino Assets consisted of the name, the data storage management software, certain business contracts and intangible personal property. The Company’s products currently provide a systematic managed solution to the ever increasing data storage problem at a substantially reduced management cost. Managed servers are available for Novell and Windows 2000 operating systems. During the current year the Company changed its approach to focus on software development while utilizing the Company’s OEM partners and their distribution channels for the selling of the software developed. During the current year the Company’s efforts focused on expansion of the product line and adding features and enhancements to the software suite of products. At the same time the sales and marketing departments now prepare to support the efforts of our partners distribution channels with marketing, training and sales support for the sales forces and Value Added Resellers of the products. The Company has also added experienced executives to the team with hiring of Mr. Sam Hassabo as President in August of 2001 and Jack Lamey as Vice President of Marketing in October of 2001.

RISK FACTORS

We have a limited operating history.

     Our Company has been in business since 1983 and has been a publicly traded company since September 1993. In September 1999, we acquired the assets of Camino Software Systems, Inc., which resulted in our entering into a new line of business. All of our prior business divisions (high speed printer sales and service and consumable sales) have been sold or discontinued. Although we currently have some revenues from the acquired assets, we are starting a new business in a highly technical and competitive market, with new risks for investors and shareholders. Our products have not yet been accepted in the marketplace.

Our future operating results are unpredictable.

     With the acquisition of the software products of Camino Software Systems, Inc. and the sale and discontinuance of the historical business of the Company, our operating results will depend on the enhancement of the Company’s existing products and the ability to market and sell the products. Any future success that the Company may achieve will depend upon many factors including factors which may be beyond the control of CaminoSoft or which cannot be predicted at this time. Uncertainties and factors which could cause actual results or events to differ materially from those set forth or implied include:

•	Inability to acquire new customers

•	Inability to complete successful implementation of our software applications in a manner that is scalable

•	Inability to offer new services that complement our existing offerings

•	Inability to increase awareness of our brand

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

     We face significant competition from other providers of computer software. The Novell agreement may not work to increase sales.

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

     The market for our products is new and emerging, and is characterized by rapid technological advances, changing customer needs and evolving industry standards. Accordingly, our ability to realize our expectations will depend on our:

•	Ability to timely develop new software products that keep pace with developments in technology;

•	Ability to meet evolving customer requirements which are often difficult to predict; and

•	Success at enhancing our current product offerings and delivering those products through appropriate distribution channels.

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

     Our business will suffer if our software development is delayed.

     Any failure to release new products and upgrades on time may result in:

•	customer dissatisfaction;

•	cancellation of orders;

•	negative publicity;

•	loss of revenue; or

•	slower market acceptance.

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

     We may face interruption of production and services due to increased security measures in response to terrorism.

     Our business depends on the free flow of products and services through the channels of commerce. Recently, in response to terrorists’ activities and threats aimed at the United States, transportation, mail, financial and other services have been slowed or stopped altogether. Further delays or stoppages in transportation, mail, financial or other services could have a material adverse effect on our business, results of operations and financial condition. Furthermore, we may experience an increase in operating costs, such as costs for transportation, insurance and security as a result of the activities and potential activities. We may also experience delays in receiving payments from payers that have been affected by the terrorist activities and potential activities. The U.S. economy in general is being adversely affected by the terrorist activities and potential activities and any economic downturn could adversely impact our results of operations, impair our ability to raise capital or other wise adversely affect our ability to grow our business.

RESULTS OF OPERATIONS

FISCAL YEARS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

     During the fiscal year, the Company continued to focus on development of features and upgrades on products, while expanding its functionalities to other operating platforms. The Company has changed its sales and marketing strategy to focus on development and support for its data storage and management solutions, to utilize its partners’ sales, marketing and distribution channel. Revenues for the current fiscal year increased by approximately 9% from approximately $343,000 in fiscal year 2000 to approximately $374,000 for the current fiscal year. Cost of sales decreased from approximately $85,000 to $64,000 or approximately 24% as compared to last year, due to reductions in hardware expense related to sales for the current year. Gross profit increased by approximately 20% or $51,000 from $258,758 in year 2000 to $310,004 in fiscal year 2001 resulting from the Company’s focus on software only sales during the current fiscal year.

     Selling and administrative expenses for the current year were $2,903,939 an increase of approximately $814,000 or 39% over fiscal year 2000. The increase was a result of the continued expansion of the Company’s technical department to achieve a broader product line, which now includes the Company’s new Windows 2000 version of the software. The Company continued its advertising and marketing program expansion throughout the year which added to the increase in overall selling and administrative expense for the year. The change from a direct sales approach to one of a support role for the Company’s OEM partners sales forces occurred during the last quarter of the fiscal year which reduced wage expense related to direct selling, while increasing in the expense related to marketing and sales support for our OEM partners distribution channels. The Company will continue to expand the sales and marketing support areas to train both technical and sales forces for the Company’s distribution partners into the future.

     Depreciation and amortization expense for the fiscal year of $28,491 increased $23,000 over fiscal year 2000. The Company has added equipment to its testing lab and support personnel to accommodate the expanded product line and increase in customer service requirements.

     Research and development expense for the current year was approximately $474,000 as compared to approximately $190,000 for fiscal year 2000. This increase is part of the ongoing plan to expand the product line, while adding features and upgrades to the original software products. During the current fiscal year, the Company completed its Windows 2000 software and is continuing development of added features and functionalities for the NetWare and Windows products. The Company plans to continue the research and development program at an increased rate during the coming year.

     Other income during the year decreased by approximately 56% as compared to fiscal year 2000. The decrease consisted of proceeds from a legal settlement with the Company’s insurance carriers of approximately $132,000 in fiscal year 2000. Interest income for the current year of approximately $104,000 as compared to $87,000 for fiscal year 2000 increased approximately 20%, due to increased balances in interest bearing accounts during the year.

     Fiscal year 2001 included a gain from discontinued operations of $300,490 as compared to a gain of approximately $322,003 in fiscal year 2000. The current year gain was due to the proceeds from a legal settlement less the associated legal expenses. The gain from discontinued operations in fiscal year 2000 included revenue and expenses related to the sales of consumables and the sale of the fusing agent business, costs incurred for liquidation of parts and equipment and closure of the Los Angeles warehouse, proceeds from the OCE settlement and associated legal and other expenses. The sale of the fusing agent business included exclusive rights to the fusing agent patent. The chemical the patent is based on has a limited life as a result of the small ozone depleting potential of the product, therefore manufacturing of the chemical will be prohibited as of December 31, 2002. As a result of the limited life of the product and the sale of the business including exclusive rights to the patent, the remaining asset of $414,951 was written off, also included was the write off of the deferred tax assets of $250,000, all included in discontinued operations for fiscal year 2000.

LIQUIDITY AND CAPITAL RESOURCES

     During fiscal year 2001, the Company’s cash position decreased by approximately $936,000, from $2,219,000 on September 30, 2000 to $1,284,000 on September 30, 2001. The decrease in cash is a result of expanding the Company’s research, development and technical staff, and an increase in advertising and marketing expenditures during the current year. During the fiscal year, the Company had expenditures for software of $54,726 which has been added to the capitalization of software and in October and November of 2001 the Company received $150,000 in cash for the exercise of warrants. In November 2000, the Company received $1,500,000 for the sale of 500,000 shares of common stock. The Company is actively pursuing additional capital infusion. The Company will require additional financing in order to expand our business. Our working capital requirements in the foreseeable future will depend on a variety of factors including our ability to implement our sales and marketing plan. There can be no assurance that we will be able to successfully negotiate or obtain additional financing. Our ability to obtain additional capital will be dependent on market conditions, the national economy and other factors outside of our control. If adequate funds are not available or are not available at acceptable terms, our ability to finance our expansion, develop or enhance services and products or respond to competitive pressures would be significantly limited.

     During November 2001, the Company completed a private placement of 1,250,000 shares of common stock for $1,500,000. The funds will be used to accelerate the Company’s business plan, including enhancement of current products, development of new products, expanded sales and marketing efforts in conjunction with our training and support of the Novell sales and technical staff and the technical and sales training for value added resellers in the distribution channel. The funds will also be used to help fund operations over the next twelve months. The payment of $1,500,000 was received by the Company on December 11, 2001.

NEW ACCOUNTING PRONOUNCEMENTS

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

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company believes the adoption of this Statement will have no material impact on its financial statements.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFASB 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFASB 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company believes the adoption of this Statement will have no material impact on its financial statements.

Item 7. FINANCIAL STATEMENTS

     The following is a list of financial statements filed herewith:

     Balance Sheets as of September 30, 2001 and September 30, 2000

     Statements of Operations for the years ended September 30, 2001 and 2000

     Statements of Shareholder’s Equity for the years ended September 30, 2001 and 2000

     Statements of Cash Flows for the years ended September 30, 2001 and 2000

     Notes to Financial Statements

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in accountants or disagreements during the fiscal year covered by this report.

PART III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     As of December 15, 2001, the directors and executive officers of the Company are as follows:

Name	Age	Position

Norman Baker	60	Director

Robert Pearson	66	Director

Steven Spector	55	Director

Robert Degan	62	Director

Walter Kornbluh	70	Chief Executive Officer and Chairman of the Board

Sam Hassabo	57	President

Stephen Crosson	42	Chief Operating Officer, Secretary and Treasurer

     Norman Baker, Mr. Baker a U.K. national, joined the Company in January 1994 as Managing Director of Interscience Computer Corporation-PLC. Mr. Baker was elected to the Company’s board in March 1995. In 1998 Mr. Baker purchased Interscience PLC from the Company and continues to distribute high speed printing consumables throughout Europe. Mr. Baker has been a director and associate of N.B. Direct Mail Ltd., a U.K. domiciled direct marketing and research firm for the last 15 years.

     Robert Pearson, Mr. Pearson who became a director in 1997, has been associated with Renaissance Capital Group (“RCG”) since April 1994. RCG is the Investment advisor of the largest shareholders of the Company. Presently, Mr. Pearson serves as a Senior Vice President and Director of Corporate Finance of RCG. He served as Executive Vice President of the Thomas Group from May 1990 to March 1994. For 25 years, Mr. Pearson held various senior management positions at Texas Instruments, including Vice President of Finance from October 1983 to June 1985. Mr. Pearson holds directorships in the following companies: Poore Brothers, which manufacture and distribute snack food products, Advanced Power Technology, Inc., a power semiconductor manufacturer and eOriginal, Inc., a developer of technology and software for creation of electronic contracts.

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

     Robert Degan became a director in January 2001. From 1989 to 1996, Mr. Degan was President and Chief Executive Officer of Tylink Corporation, a private company, which designs, manufactures and markets digital access products. From 1997 to 1998, Mr. Degan was Chairman, President and Chief Executive Officer of Summa Four Inc., a public company, which is a leading provider of switching platforms. Since the acquisition of Summa Four Inc. by Cisco Systems Inc., Mr. Degan has been the General Manager of the Enhanced Services and Migration unit of Cisco Systems, Inc.

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

     Sam Hassabo has 25 years experience in Sales and Marketing nationwide and internationally, mostly in the multimedia, computer hardware and software industries. Previous firms he has worked with include Talaris Systems, Inc., Integrated Software Systems Corp., Computer Sciences Corp., and G.E. Information Services. Also from 1996 to 1997, Mr. Hassabo was President of International Solutions Group, a company dedicated to consultative selling for companies. He provided the capabilities and methodologies needed for corporate-wide, state-of-the art solutions, system planning, design, utilizing multi-platform, multi-network, client/server enterprise computing, including Internet and Intranet. Mr. Hassabo was the founder of Genesis Intermedia, Inc., an internet content provider in the Business to Consumer channel from 1997 to 1998. Most recently from 1998 to 2000, Mr. Hassabo served as a Managing Director of Cambridge Technology Inc. where he led consulting projects in the area of strategic procurement for a number of Fortune 500 companies.

     Stephen Crosson joined the Company in March 1985 and was manager of accounting and government contracts and logistics. In September 1989, Mr. Crosson became a financial analysis officer with First Interstate Banks Controller’s office. In March 1992, Mr. Crosson returned to the Company as Director of Operations. In April 1995, he became Vice President of Operations. In January of 1997, Mr. Crosson became Corporate Secretary and in April 1998 he became Chief Operating Officer and Treasurer.

DIRECTOR COMPENSATION

     Directors do not receive any annual compensation. Outside directors receive $1,000 each for each meeting attended and reimbursement for out-of-pocket expenses for attending meetings. Mr. Pearson has waived the meeting fees.

COMPLIANCE WITH SECTION 16(a) -

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers and directors and persons who own more than 10% of a registered class of the Company’s equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common stock and other equity securities of the Company, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the best of the Company’s knowledge (based solely upon a review of the Form 3, 4 and 5 filed), no officer, director or 10% beneficial shareholder failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

Item 10. EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by the Company for its fiscal years ended September 30, 2001, 2000 and 1999 to its Chief Executive Officer and Chief Financial Officer (the “Named Executive Officers”). No other executive officer received compensation which exceeded $100,000 for the fiscal year ended September 30, 2001.

ANNUAL COMPENSATION (1)

	FISCAL YEAR			ALL
NAME AND	ENDED			OTHER
PRINCIPAL POSITION	SEPTEMBER 30,	SALARY	BONUS	COMPENSATION

Walter Kornbluh,	2001	$150,000	—	—
Chief Executive	2000	$150,000	—	$90,000 (1)
Officer and Chairman	1999	$150,000	—	—
of the Board
Stephen Crosson,	2001	$120,000	—	—
Vice President, Secretary	2000	$120,000	—	$60,000 (1)
and Treasurer	1999	$120,000	—	—

(1)	Dollar value for 45,000 shares of common stock issued to Mr. Kornbluh and 30,000 shares of common stock issued to Mr. Crosson, as part of the March 2000, private placement.

OPTION GRANTS IN 2001

     The following table sets forth certain information regarding option grants to the Named Executive Officers during the fiscal year ended September 30, 2001.

	Number of	Percentage of
	Securities	Total Options	Average
	Underlying	Granted to	Exercise
	Options	Employees	Price	Expiration
NAME	Granted (1)	In 2000	Per Share	Date

Walter Kornbluh	92,000	6.68%	$0.56	12/08/2009
Walter Kornbluh	180,000	13.08%	$3.87	12/08/2009
Walter Kornbluh	90,000	6.54%	$5.00	12/08/2009
Walter Kornbluh	90,000	6.54%	$6.50	12/08/2009
Walter Kornbluh	90,000	6.54%	$7.50	12/08/2009
Walter Kornbluh	180,000	31.52%	$1.55	12/08/2009
Stephen Crosson	120,000	21.01%	$1.55	12/08/2009

(1)	Options were granted under the year 2000 Employee Stock Option Plan and are exercisable for common stock of CaminoSoft Corp.

OPTION EXERCISES AND FISCAL YEAR-END VALUES

			Number of Securities		Value of
			Underlying Unexercised		Unexercised in the Money
	Shares		Options at Year-End		Options at Year-End
	Acquired	Value
Name	On Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Walter Kornbluh	—	—	92,000	—	$156,400	—
Stephen Crosson	—	—	48,000	—	$81,600	—

     There were no options exercised by the named executive officer during fiscal year 2000.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of December 15, 2001 by (I) each person who is known by the Company to own beneficially more than 5% of the Company’s outstanding Common Stock; (ii) each of the Company’s directors; (iii) the named Executive Officers; and (iv) executive officers and directors of the Company as a group:

	COMMON STOCK(1)

	NUMBER OF		PERCENTAGE OF
NAME AND ADDRESS(2)	SHARES		OUTSTANDING(3)

Frank J. LaChapelle(4)	835,000		10.02

Sam Hassabo	200,000	(11)	—

Robert Pearson(5)	—		—

Robert Degan	78,000	(13)	—

Norman Baker	102,500	(6)	—

Steven Spector	122,000	(10)	—

Walter Kornbluh	1,309,200	(8)	13.81

Stephen Crosson	924,400	(9)	10.12

Renaissance Capital Growth & Income Fund III, Inc.	2,815,000	(7)	37.52
8080 N. Central Expressway Suite 210 Dallas, Texas 75206

Renaissance US Growth & Income Trust PLC	1,000,000	(12)	12.00
8080 N. Central Expressway Suite 210 Dallas, Texas 75206

All executive officers and directors as a group (6 persons)	2,736,100		25.65

(1)	As used herein, the term beneficial ownership is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power and/or sole or shared investment power subject to community property laws where applicable.

(2)	The address of each person is c/o the Company at 600 Hampshire Road, #105, Westlake Village, California 91361.

(3)	Based on 8,334,556 shares of Common Stock outstanding, as of December 15, 2001, represents to Company’s estimate of shares outstanding on the date of filing this report.

(4)	All shares are held in the LaChapelle Family Trust with respect to which Mr. LaChapelle exercises voting and investment power.

(5)	Does not include any shares owned by the Renaissance funds. Mr. Pearson is an executive officer of RCG and the Renaissance funds.

(6)	Includes four year non-qualified options from the Company to purchase 65,000 shares at $3.63 per share.

(7)	According to Schedule 13D, dated September 13, 1994, filed with the Commission, RCG is the investment advisor of Renaissance Capital Growth & Income Fund III, Inc. (the “Fund”). The Fund owns 2,250,000 shares of the Company’s Common Stock and has three year warrants to purchase 500,000 shares of Common Stock at $1.00 per share and four year options to purchase 65,000 shares at $3.63 per share.

(8)	Includes currently exercisable options to purchase 300,000 shares from RCG at $2.00 per share and 120,000 shares from Frank LaChapelle at $3.00 per share and 82,200 shares from LaJolla Cove Investors for $1.80 per share and 12,000 shares from the Company at $.56 per share, 180,000 shares from the Company at $3.87 per share, 90,000 shares from the Company at $5.00 per share, 90,000 shares from the Company at $6.50 per share, 90,000 shares from the Company at $7.50 per share and 180,000 shares from the Company at $1.55 per share.

(9)	Includes currently exercisable options to purchase 200,000 shares from RCG at $2.00 per share and 80,000 shares from Frank LaChapelle at $3.00 per share and 54,800 shares from LaJolla Cove Investors at $1.80 per share and 48,000 shares from the Company at $.56 per share, 120,000 shares from the Company at $3.87 per share, 60,000 shares from the Company at $5.00 per share, 60,000 shares from the Company at $6.50 per share, 60,000 shares from the Company at $7.50 per share and 120,000 shares from the Company at $1.55 per share.

(10)	Includes four year non-qualified stock options from the Company for 65,000 shares at $3.63 per share.

(11)	Consists of options from the Company at $1.55 per share

(12)	The fund owns 1,000,000 shares of the Company’s Common Stock.

(13)	Includes four year non-qualified options from the Company to purchase 65,000 shares at $3.63 per share.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During fiscal 2000 the Company paid $32,000, in consulting fees to a firm owned by the Company’s Chairman of the Board.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.1        Novell Licensing Agreement

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

Signature	Capacity	Date

/s/ WALTER KORNBLUH Walter Kornbluh	Chairman of the Board and Chief Executive Officer	December 28, 2001

/s/ STEPHEN CROSSON Stephen Crosson	Chief Operating Officer, Secretary and Treasurer and Principal Financial and Accounting Officer	December 28, 2001

/s/ NORMAN BAKER Norman Baker	Director	December 28, 2001

/s/ ROBERT PEARSON Robert Pearson	Director	December 28, 2001

/s/ STEVEN SPECTOR Steven Spector	Director	December 28, 2001

/s/ ROBERT DEGAN Robert Degan	Director	December 28, 2001

CAMINOSOFT CORP.

CONTENTS

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholders
CaminoSoft Corp.

We have audited the accompanying balance sheets of CaminoSoft Corp. as of September 30, 2001 and 2000 and the related statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caminosoft Corp. as of September 30, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/BDO Seidman, LLP

Los Angeles, California
November 28, 2001,
except for Note 12
which is as of December 11, 2001

CAMINOSOFT CORP.

BALANCE SHEETS

	September 30,

ASSETS	2001	2000

Current assets:
Cash and cash equivalents	$1,283,678	$2,219,323
Accounts receivable, net of allowance of $5,687 and $5,687	33,657	67,955
Other receivables (Notes 3 and 4)	150,000	1,585,000

Total current assets	1,467,335	3,872,278

Property and Equipment, net of accumulated depreciation of $15,616 and $5,068 (Note 2)	16,016	26,564

Software, net of accumulated amortization of, $143,539 and $71,767 (Note 10)	413,559	430,605

Deposits	14,781	9,581

Total assets	$1,911,691	$4,339,028

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Trade accounts payable	$117,552	$111,587
Accrued Liabilities	99,621	123,263
Deferred revenues	24,532	—

Total current liabilities	241,705	234,850
Total liabilities	241,705	234,850

Commitments and contingencies (Note 6)

Shareholder’s equity (Note 4)

Common stock, no par value; authorized 100,000,000 shares; issued and outstanding 8,334,556 and 8,184,556 shares	13,900,381	13,642,539

Accumulated deficit	(12,230,395)	(9,538,361)

Total shareholders’ equity	1,669,986	4,104,178

Total liabilities and shareholders’ equity	$1,911,691	$4,339,028

See accompanying notes to financial statements.

CAMINOSOFT CORP.
STATEMENTS OF OPERATIONS

	YEARS ENDED
	SEPTEMBER 30,

	2001	2000

SALES	$374,141	$343,421

COST OF SALES	64,137	84,665

GROSS PROFIT	310,004	258,756

OPERATING EXPENSES
Sales and administrative	2,903,939	2,090,384
Depreciation and amortization	28,491	5,158
Research & Development	474,207	189,797

Total operating expenses	3,406,637	2,285,339

Loss from operations	(3,096,633)	(2,026,583)

OTHER INCOME
Interest income	104,109	87,200
Miscellaneous income (Note 12)	—	149,748

Total other income	104,109	236,948

Net loss before discontinued operations	(2,992,524)	(1,789,635)

DISCONTINUED OPERATIONS (Note 9)
Income from operations of discontinued Fusing Agent business (includes $0 and $1,189,421 of sales in 2001 and 2000 respectively and $950,000 from obligation settlement in 2000 (Note 11))	—	646,350
Loss on disposal of Fusing Agent business	—	(324,347)
Gain on legal settlement less legal fees (Note 11)	300,490	—

Income from discontinued operations	300,490	322,003

Net loss applicable to common stock	($2,692,034)	($1,467,632)

Weighted average number of common shares outstanding:
(basic and diluted):	8,186,611	6,777,008

Net income (loss) per common share (basic and diluted):
From continuing operations	($0.37)	($0.26)
From discontinued operations	0.04	0.05

Net loss per common share	($0.33)	($0.21)

See accompanying notes to Financial Statements

CAMNOSOFT CORP
STATEMENTS OF SHAREHOLDERS EQUITY

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance, at October 1, 1999	5,704,556	$8,626,430	($8,070,729)	$555,701
Common stock issued for exercise of options/warrants	305,000	177,800		177,800
Common stock as partial payment of legal expenses	40,000	45,200		45,200
Common stock issued for private placement	2,060,000	4,620,000		4,620,000
Common stock issued to employees	75,000	150,000		150,000
Options issued for loan origination fees		23,109		23,109
Net loss			(1,467,632)	(1,467,632)

Balance, at September 30, 2000	8,184,556	13,642,539	(9,538,361)	4,104,178
Warrants to purchase common stock issued for services (Note 4)		65,842		65,842
Common stock issued for exercise of options/warrants	150,000	150,000		150,000
Warrants to purchase common stock issued for services		42,000		42,000
Net loss			(2,692,034)	(2,692,034)

BALANCE, at September 30, 2001	8,334,556	$13,900,381	($12,230,395)	$1,669,986

CAMINOSOFT CORP
STATEMENT OF CASH FLOWS

	YEARS ENDED
	SEPTEMBER 30,
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	($2,992,524)	($1,789,635)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Cash from discontinued operations	300,490	556,532
Depreciation and amortization	82,320	76,835
Change in allowance for doubtful accounts	—	5,687
Options issued for financing fees	—	23,109
Common stock issued to employees	—	150,000
Common stock warrants issued for services	107,842	—
Changes in operating assets and liabilities:
Accounts receivable	34,298	(73,642)
Other receivables	85,000	(85,000)
Deposits and other	(5,200)	(9,255)
Accounts payable and accrued expenses	(17,677)	234,850
Deferred revenue	24,532	—

Net cash used in operating activities	(2,380,919)	(910,519)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in equipment	—	(17,662)
Investment in software technology	(54,726)	—

Net cash used in investing activities	(54,726)	(17,662)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal reductions of short-term and long-term obligations	—	(614,607)
Issuance of common stock	1,500,000	3,297,800

Net cash provided by financing activities	1,500,000	2,683,193

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(935,645)	1,755,012
CASH AND CASH EQUIVALENTS, beginning of year	2,219,323	464,311

CASH AND CASH EQUIVALENTS, end of year	$1,283,678	$2,219,323

Supplemental non-cash financing and investing activities

During September 2000, the Company issued 500,000 shares in conjunction with the private placement for $1,500,000 of subscriptions receivable. The Company received the full amount of $1,500,000 in November 2000

During August 2001, 150,000 warrants to purchase shares of common stock were exercised for notes receivable. The Company received the full amount of $150,000 in October and November 2001

See accompanying notes to Condensed Financial Statements

CAMINOSOFT CORP.
NOTES TO FINANCIAL STATEMENTS

Note 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

CaminoSoft Corp. (the “Company”) previously known as Interscience Computer Corporation, was incorporated under the laws of the State of California on October 14, 1983, to be a third party provider of maintenance services for computer hardware and related peripheral equipment. The Company previously provided spare parts for the Siemens, Xerox, and Delphax families of printing equipment, as well as technical support for Siemens. In 1992, the Company introduced a non-chloroflurocarbon fusing agent, developed by the Company and patented on July 26, 1994, for use with certain high speed laser printers. Soon thereafter, the Company initiated a toner development program. As a result of the Company’s development of the Fusing Agent and toner, gross revenues from these items constituted approximately 80% of the Company sales for the year ended in 1999. During the year ended September 30, 2000, the Company sold the Fusing Agent and toner business (see Note 9).

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

During the year ended September 30, 2000, the Company changed its name to CaminoSoft Corp. to reflect the focus on the data management software business. The Company is now distributing and developing data management software purchased from Camino, which will work with Windows 2000 and Novell systems.

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

CAMINOSOFT CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 — (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 “Disclosures About Fair Value of Financial Instruments,” requires disclosure of the fair value of certain financial instruments. Accounts receivable, other receivables, accounts payable, accrued liabilities and deferred revenues as reflected in the financial statements approximate fair value because of the short-term maturity of these instruments.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is computed on the straight-line and accelerated methods based upon the estimated useful life of the asset, primarily five years.

SOFTWARE

Software capitalization is stated at cost. Amortization is computed on the straight-line and accelerated methods based upon the estimated useful life of the asset, primarily seven years.

REVENUE RECOGNITION

Revenue is recognized when earned. The Company’s revenue recognition policies are in compliance with all applicable accounting regulations, including Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. American Institute of Certified Public Accountants (AICPA), Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, with Respect to Certain Transactions. Revenue from sale of product is recognized upon shipment or installation to the customer. Maintenance revenue is recognized ratably over the contract period.

RESEARCH AND DEVELOPMENT

Research and development costs, which consist primarily of software development costs, are expensed as incurred. Statement of Financial Accounting Standards No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS 86”), provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established. To date, the Company has capitalized approximately $55,000 of such software development costs in the current year ended September 30, 2001.

CAMINOSOFT CORP.
NOTES TO FINANCIAL STATEMENTS

ADVERTISING

Advertising costs are charged to expense as incurred and such costs were $217,534 and $161,555 for the years ended September 30, 2001 and 2000, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company periodically assesses the recoverability of the carrying amounts of long-lived assets, including intangible assets. A loss is recognized when expected undiscounted future cash flows are less than the carrying amount of the asset. The impairment loss is the difference by which the carrying amount of the asset exceeds its fair value.

STOCK-BASED COMPENSATION

The Company accounts for employee stock options or similar equity instruments in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) and Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, in Interpretation of APB 25” (FIN 44). SFAS No. 123 defines a fair-value-based method of accounting for employee stock options or similar equity instruments. This statement gives entities a choice to recognize related compensation expense by adopting the new fair-value method or to measure compensation using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees”, the former standard. If the former standard for measurement is elected, SFAS No. 123 requires supplemental disclosure to show the effect of using the new measurement criteria. The Company currently uses the disclosure standards of SFAS 123 but accounts for stock based compensation using APB 25.

EARNINGS (LOSS) PER SHARE

The Company computes earnings (loss) per common share under Statement of Financial Accounting Standards No. 128, “Earnings per Share” (SFAS No. 128), which requires presentation of Basic and Diluted earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity, such as stock options, warrants or convertible debentures, unless antidilutive (see Note 4). At September 30, 2001 and 2000, options and warrants to purchase 2,677,000 and 2,499,000 shares, respectively were outstanding, but were not included in the computation of diluted (loss) per common share as the effect would be antidilutive.

CAMINOSOFT CORP.
NOTES TO FINANCIAL STATEMENTS

INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes. Deferred income taxes are recognized based on the differences between financial statement and income tax valuations of assets and liabilities using applicable tax rates for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax asset amounts to the amount expected to be realized. The provision for income taxes represents the tax payable (or benefit) for the period and the change in deferred tax assets and liabilities during the year.

RECLASSIFICATIONS

Certain year 2000 amounts have been reclassified to conform with the 2001 presentation.

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (“FASB”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) issued by the FASB is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. The adoption of the new standard on October 1, 2000 did not have an effect on the Company’s financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (“SAB 101”), Revenue Recognition in Financial Statements. SAB 101 provides guidance for revenue recognition under various circumstances. The accounting and disclosures prescribed by SAB 101 will be effective in the fourth quarter of the Company’s current fiscal year ended September 30, 2001, and retroactive to the beginning of this fiscal year. The adoption of the new standard did not have a material effect to the Company’s financial position or results of operations.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (FIN 44) “Accounting for Certain Transactions Involving Stock Compensation”, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a

CAMINOSOFT CORP.
NOTES TO FINANCIAL STATEMENTS

business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company adopted FIN 44 in accounting for the stock options granted during the year ended September 30, 2000, and it had no impact on the Company’s financial position or results of operations and cash flows.

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

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company believes the adoption of this Statement will have no material impact on its financial statements.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company believes the adoption of this Statement will have no material impact on its financial statements.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFASB 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFASB 144 is effective for financial

CAMINOSOFT CORP.
NOTES TO FINANCIAL STATEMENTS

statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company believes the adoption of this Statement will have no material impact on its financial statements.

NOTE 2 — PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30,

	2001	2000

Furniture and fixtures	$5,745	$5,745
Test and training equipment	25,887	25,887

	31,632	31,632
Less accumulated depreciation	15,616	5,068

	$16,016	$26,564

Property and equipment are depreciated on a straight-line basis with an average useful life of five years.

NOTE 3 — OTHER RECEIVABLES

At September 30, 2001, the Company had receivables totaling $150,000, related to exercise of warrants for the purchase of the Company’s common stock. The Company received the full amount of $150,000 in October and November 2001.

NOTE 4 — SHAREHOLDER’S EQUITY

During the year ended September 30, 2000, the Company issued 2,135,000 shares of common stock in two private placements for a total of $4,770,000. Prior to September 30, 2000, the Company had completed a private placement for 1,560,000 shares and received proceeds of $3,120,000. In September 2000, the Company sold an additional 500,000 shares for a $1,500,000 subscription receivable, which was paid in full during November 2000.

During the year ended September 30, 2000, the Company issued a total 75,000 shares of common stock to the employees of the Company. These shares were valued at $150,000.

During the year ended September 30, 2000, the Company issued 40,000 shares of common stock valued at $45,200 to an attorney for services performed in conjunction with the settlement of a lawsuit.

CAMINOSOFT CORP.
NOTES TO FINANCIAL STATEMENTS

In September 2000, the Company issued 150,000 warrants to purchase the Company’s common stock to three individuals for consulting services as Company advisory board members to be provided during the period of September 30, 2000 to September 2001. No value was recorded for the issuance of the warrants as their value is de minimis.

In September 2000, the Company issued 50,000 warrants to purchase the Company’s common stock to a company for investor public relations services to be provided during the period of September 2000 to September 2001. No value was recorded for the issuance of the warrants as value is de minimis.

During the year ended September 30, 2000, the Company’s Board of Directors approved a qualified incentive stock option plan (the “Plan”). The maximum number of shares that may be purchased pursuant to the Plan is 2,100,000. Options granted under the Plan have a vesting period of four years from the date of grant with a life of ten years at a price to approximate the fair market value of the common stock at the date of grant.

During the year ended September 30, 2000, the Company issued 1,571,500 options to purchase the Company’s common stock at prices ranging from $0.56 to $7.50 to employees and directors under the Plan. During the year ended September 30, 2001, the Company issued 567,000 options to purchase the Company’s common stock at prices ranging from $1.55 to $3.63 to employees and directors under the plan.

During the year ended September 30, 2000, 55,000 warrants and options were exercised and the Company received $52,800. During the year ended September 30, 2001, 150,000 warrants were exercised and the Company received $150,000.

During the fiscal year ended September 30, 2001 the Company issued warrants with a value of $107,842 for services rendered during the year, this amount was booked as an expense on the Company financial statements.

The warrant and stock option summary and changes during the year are presented below:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Warrants outstanding at September 30, 1999	987,500	$0.71
Warrants granted	245,000	3.56
Options granted	1,571,500	4.23
Warrants exercised	(300,000)	0.58
Options exercised	(5,000)	0.56

Warrants and options outstanding At September 30, 2000	2,499,000	3.23

Warrants granted	42,000	2.00
Options granted	567,000	1.79
Warrants exercised	(150,000)	1.00

CAMINOSOFT CORP.
NOTES TO FINANCIAL STATEMENTS

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Warrants options expired	(281,000)	4.15

Warrants and options outstanding At September 30, 2001	2,677,000	$2.94

Warrants and options exercisable At September 30, 2001	2,320,750	$3.10

The following table summarizes information about warrants and employee’s stock options outstanding at September 30, 2001.

	Outstanding		Exercisable

		Weighted Average	Weighted Average
Exercise		Life	Exercise		Exercise
Price	Options	(Months)	Price	Options	Price

$0.50	25,000	12	$0.50	25,000	$0.50
0.56	161,500	98	0.56	154,875	0.56
1.00	500,000	1	1.00	500,000	1.00
1.55	500,000	98	1.55	300,000	1.55
2.00	42,000	59	2.00	—	—
3.00	2,000	105	3.00	500	3.00
3.38	2,000	98	3.38	—	—
3.56	385,000	107	3.56	358,750	3.56
3.63	260,000	51	3.63	195,000	3.63
3.87	347,500	101	3.87	336,125	3.87
4.13	2,000	106	4.13	500	4.13
5.00	150,000	101	5.00	150,000	5.00
6.50	150,000	101	6.50	150,000	6.50
7.50	150,000	101	7.50	150,000	7.50

$0.50-$7.50	2,677,000	76	$2.94	2,320,750	$3.10

All stock options issued to employees have an exercise price not less than the fair market value of the Company’s common stock on the date of the grant, and in accordance with accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company’s financial statements. Had compensation cost for stock-based compensation been determined based on the fair value of the grant dates consistent with the method of SFAS 123, the Company’s net loss and loss per share for the years ended September 30, 2001 and 2000 would have been increased to the pro forma amounts presented:

	2001	2000

Net loss, as reported	$(2,692,034)	$(1,467,632)
Net loss, pro forma	$(2,730,967)	$(1,710,723)

Basic and diluted net loss per common share, as reported	$(.33)	$(.21)
pro forma	$(.33)	$(.25)

CAMINOSOFT CORP.
NOTES TO FINANCIAL STATEMENTS

The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2001 and 2000, expected life of options were 2.7 years and 1 year, expected volatility of 15% and 10%, respectively, risk-free interest rate of 3.4% to 6.24%, respectively, and a 0% dividend yield. The weighted average fair value on the date of grants for options and warrants granted during 2001 was $0.21 per unit. The fair value of the options and warrants granted in 2000 were $0.15 per unit.

NOTE 5 — RELATED PARTY TRANSACTION

During fiscal year 2000, the Company paid $32,000, in consulting fees to a firm owned by the Company’s Chairman of the Board.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases its facilities under noncancelable operating leases expiring at various dates through 2003. The Company also leases temporary housing for the Company’s President under a one year noncancelable lease ending August 31, 2002. Future minimum rental payments required under noncancelable operating leases at September 30, 2001 are as follows:

Year Ending September 30,	Amount

2002	$132,512
2003	33,904

$166,416

Total rent expense for the years ended September 30, 2001 and 2000 amounted to $121,333 and $78,345.

NOTE 7 — LONG TERM DEBT

All of the following loans were paid in full during the year ending September 30, 2000. The Company had no loans during the year ending September 30, 2001.

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

CAMINOSOFT CORP.
NOTES TO FINANCIAL STATEMENTS

loan was secured by certain receivables and inventory of the Company. The loan had a non-penalty prepayment option.

On July 30, 1996, the Company obtained a $2,230,234 loan from a bank at the bank’s reference rate plus 3% (9.00% at October 1, 2000). The loan required monthly payments for three years of principal and interest of approximately $28,620 and a portion of the proceeds of the sale of the Company’s Xerox maintenance business which was discontinued and sold in 1997. The loan was secured by certain receivables and inventory of the Company and was subject to certain covenants which the Company was in compliance with at October 1, 2000. The loan had a non-penalty prepayment option.

In September 1999 the Company obtained an unsecured $500,000 loan from a business development company at 8% and was due on October 31, 2000. The Company was required to make monthly payments of interest only of $3,333 beginning on October 1, 1999.

NOTE 8 — INCOME TAXES

The effective tax rate on loss before income taxes differed from the federal statutory tax rate. The following summary reconciles income taxes at the federal statutory tax rate with the actual taxes and the effective tax rate:

	September 30,

	2001	2000

Federal statutory tax rate	(34%)	(34%)
Permanent differences	(1)	(14)
Change in valuation allowance	35	48

Effective tax rate	—%	—%

At September 30, 2001, the Company has available net operating loss carry-forwards of approximately $10,000,000 for federal income tax purposes and $5,700,000 for state income tax purposes which expire in varying amounts through 2021.

Deferred tax assets as of September 30, 2001 were $3,972,808. A valuation allowance of $3,972,808 was provided because it is more likely than not that the deferred taxes will not be realized.

NOTE 9 — DISCONTINUED OPERATIONS AND SALE OF FUSING AGENT AND TONER BUSINESS

On January 14, 2000, the Company’s Board of Directors adopted a plan to sell the Fusing Agent business and liquidate and discontinue the high speed printer parts and equipment sales business. In January 2000, the Company sold its fusing agent business including inventory and work in process on hand at the supplier’s plant in Chino, California and exclusive right to the Company’s fusing agent patent number 5,333,042 to the Bradshaw Group. Upon closing the Company received $550,000 in cash for the sale. Accordingly,

CAMINOSOFT CORP.
NOTES TO FINANCIAL STATEMENTS

the Company wrote off the balance of the fusing agent patent in the amount of $414,951. Profits and losses from the sale of the fusing agent business including the write-offs of the patent and the deferred tax asset and operations were included in discontinued operations in the year ended September 30, 2000.

In June 2000, the Company sold the parts and equipment inventory from its Los Angeles warehouse. The Company closed the warehouse and all expense and profit from the liquidation have been included in discontinued operations. The amount paid to the Company for the assets was less than $10,000.

NOTE 10 — SOFTWARE

On September 17 1999, the Company acquired the assets (the “Camino Assets”) of Camino Software Systems, Inc. (“Camino”) for 468,000 shares of the Company’s common stock valued at $187,200 and assumed $315,172 of certain Camino liabilities. The Camino Assets consisted of the name, Camino Software Systems, Inc., the data storage management software, certain business contracts and intangible personal property. The Company has allocated all amounts paid and assumed in the amount of $502,372 to the cost of software. The software is being amortized over seven years. Net book value of software at September 30, 2001 and 2000 is $358,833 and $430,605, respectively.

During the year ended September 30, 2001 an additional $54,726 has been allocated to the software capital account relating to the Windows 2000 version of the product. The software will be amortized over seven years. The net book value for software at September 30, 2001 is $413,559 which includes the original software purchase of the Camino Assets plus the additional capitalization during the current year.

	September 30,

	2002	2000

Software	$557,098	$502,372
Less accumulated amortization	143,539	71,767

	$413,559	$430,605

Software is amortized on a straight-line basis with an average useful life of 7 years.

NOTE 11 — GAINS ON LEGAL AND INSURANCE SETTLEMENTS

During the year ended September 30, 2000, the Company received $950,000 in settlement of its claim against defendants in an anti-trust action. This amount is included in discontinued operations for the year ended September 30, 2000. During the year ended September 30, 2000, the Company received $132,500 as an insurance claim, which is included in miscellaneous income.

CAMINOSOFT CORP.
NOTES TO FINANCIAL STATEMENTS

During the year ended September 30, 2001, the Company received $462,000 in settlement of its claim against a defendant in an anti-trust action. This amount net of the associated legal fees of $161,510, are included in discontinued operations for the year ended September 30, 2001.

NOTE 12 — SUBSEQUENT EVENT

During November 2001, the Company completed a private placement of 1,250,000 shares of common stock for $1,500,000. As of the December 11, 2001, the Company received the proceeds of $1,500,000. As part of the agreement for the private placement of these common shares the Company has agreed to file a registration statement covering the resale of all shares issued as part of private placement within 120 days after the closing date.