Form 10QSB
period 2001-12-31
CAMINOSOFT CORP
filed 2002-02-15
CIK 907686

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


                For the quarterly period ended December 31, 2001


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


                              YES   X    NO
                                  -----     -----


Number of shares outstanding of each of the issuer's classes of common stock, as of February 8, 2002: 9,835,671 shares of common stock, no par value.


                 Transitional Small Business Disclosure Format:


                              YES   X    NO
                                  -----     -----


================================================================================

                                 CAMINOSOFT CORP

                                      INDEX


                                                                                PAGE
                                                                                ----
PART I - FINANCIAL INFORMATION


Item 1. Financial Statements


Balance Sheets as of December 31, 2001
     and September 30, 2001                                                        3


Statements of Operations for the Three
   Months Ended December 31, 2001 and 2000                                         4


Statements of Cash Flows for the Three
   Months Ended December 31, 2001 and 2000                                         5


Note to the Financial Statements                                                   6


Item 2. Management's Discussion and Analysis and Plan of Operation                 8


PART II - OTHER INFORMATION                                                       13


Item 6         Exhibits and Reports on Form 8-K

                                     PART 1
                              FINANCIAL INFORMATION

                          Item 1. Financial Statements

                                CAMINOSOFT CORP.
                                 BALANCE SHEETS

                    December 31, 2001 and September 30, 2001



                                                                         Unaudited          Audited
                                                                        December 31,      September 30,
                                                                            2001              2001
                                                                        ------------      ------------
ASSETS

Current Assets:
   Cash and cash equivalents                                            $  2,317,536      $  1,283,678
   Accounts receivable, net of allowance for doubtful
     accounts of $5,687 and $5,687                                            18,096            33,657
   Other receivables                                                              --           150,000
                                                                        ------------      ------------
                                                                           2,335,632         1,467,335
Total current assets

Property and equipment, net of accumulated depreciation of $18,253
   and $15,616                                                                13,379            16,016

Software, net of accumulated amortization of, $163,437 and $143,539          479,283           413,559

Deposits                                                                      14,781            14,781
                                                                        ------------      ------------

Total assets                                                            $  2,843,075      $  1,911,691
                                                                        ============      ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Trade accounts payable                                               $     57,740      $    117,552
   Accrued liabilities                                                       121,685            99,621
   Deferred revenues                                                          19,575            24,532
                                                                        ------------      ------------

Total current liabilities                                                    199,000           241,705

Total liabilities                                                            199,000           241,705

Shareholders' equity:
   Common stock, no par value; authorized 100,000,000 shares;
     issued and outstanding 9,611,296 and 8,334,556 shares                15,435,144        13,900,381
   Accumulated deficit                                                   (12,791,069)      (12,230,395)
                                                                        ------------      ------------
Total shareholders' equity                                                 2,644,075         1,669,986

Total liabilities and shareholders' equity                              $  2,843,075      $  1,911,691
                                                                        ============      ============


                 See accompanying Note to financial statements.

                                 CAMINOSOFT CORP
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                              Three Months Ended
                                                                  December 31,
                                                         ----------------------------
                                                             2001             2000
                                                         -----------      -----------
Sales                                                    $    38,888      $    88,662

Cost of sales                                                 21,822           18,399
                                                         -----------      -----------

Gross profit                                                  17,066           70,263

Operating expenses:
   Sales and administrative                                  577,262          718,578
   Depreciation and amortization                               2,637            2,637
   Research and development                                       --          231,000
                                                         -----------      -----------

Total operating expenses                                     579,899          952,215

Operating loss                                              (562,833)        (881,952)
                                                         -----------      -----------

Other income

   Interest income                                             2,159           26,004
                                                         -----------      -----------

Net loss                                                 ($  560,674)     ($  855,948)
                                                         ===========      ===========

Weighted average number of common shares outstanding
     (basic and diluted)                                   8,625,769        8,184,556

Net loss per common share (basic and diluted)            ($     0.06)     ($     0.10)
                                                         ===========      ===========


                  See accompanying note to financial statements

                                 CAMINOSOFT CORP
                            STATEMENTS OF CASH FLOWS


                                                           Three Months Ended
                                                               December 31,
                                                      ----------------------------
                                                          2001             2000
                                                      -----------      -----------
Increase (Decrease) in Cash and Cash Equivalents

Cash Flows from Operating Activities

   Net loss                                           ($  560,674)     ($  855,948)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
       Depreciation and amortization                       22,535           20,580
       Common warrants issued for services                     --           16,461
       Common stock issued for services                    34,763               --
     Changes in operating assets and liabilities:

     Accounts receivable                                   15,561           (1,008)
     Other receivables                                    150,000               --
     Accounts payable and accrued expenses                (37,748)          75,558
     Deferred revenue                                      (4,957)              --
                                                      -----------      -----------

Net cash used in operating activities                    (380,520)        (744,357)

Cash Flows from Investing Activities

     Investment in software technology                    (85,622)              --
                                                      -----------      -----------

Cash Flows from Financing Activities

     Proceeds from the issuance of common stock         1,500,000        1,500,000
                                                      -----------      -----------

Net Increase in Cash and Cash Equivalents               1,033,858          755,643

Cash and Cash Equivalents, beginning of period          1,283,678        2,219,323
                                                      -----------      -----------

Cash and Cash Equivalents, end of period              $ 2,317,536      $ 2,974,966
                                                      ===========      ===========


                  See accompanying note to financial statements

                                 CAMINOSOFT CORP
                          NOTE TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



Note 1.

        The accompanying financial statements of CaminoSoft Corp (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and related footnotes included in the Company's latest Annual Report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2001, and the statements of its operations for the three month periods ended December 31, 2001 and 2000, and the statements of its cash flows for the three month periods ended December 31, 2001 and 2000 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year.

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

        In February 2001, the Company and Siemens (a manufacturer of high speed printing equipment) reached a settlement resolving all disputes relating to the Company's allegations that Siemens committed violations of the U.S. antitrust laws, prior to April 1, 1996. Under the terms of the settlement the Company received $462,500 in cash and the Company and Siemens released all claims against the other. Legal expenses of approximately $162,000 relating to the settlement were invoiced during the three-month period ending March 31, 2001.

        In December 2001, the Company received $1,500,000.00 from the sale of 1,250,000 shares of restricted common stock at $1.20 per share. This investment was made by three funds, two based in the United Kingdom and one in the United States. The shares were sold in a private placement and not registered under the Securities Act of 1933, as amended. The shares may not be resold absent registration or an applicable exemption. Renaissance Capital Group, serves as an advisor to the investment funds. As of the date of this filing the Company has received an additional $267,000 from the sale of 222,500 shares of restricted common stock at $1.20 per share sold to six individual investors and completed the private placement.


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

Item 2.        Management's Discussion and Analysis and Plan of Operation.


FORWARD-LOOKING STATEMENTS

        In addition to historical information, this Quarterly Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this section. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-KSB for the fiscal year ended September 30, 2001, the Quarterly Reports on Form 10-QSB to be filed by the Company and any Current Reports on Form 8-K by the Company.

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

        The Company's software provides a solution for addressing the increasing need for sophisticated management of data. Designed to meet the data storage management requirements for local area networks (LAN), wide area networks (WAN), and intranet environments, the software offers its users the ability to efficiently manage available storage within a multi-server environment where mass storage devices are used to increase storage capacity. As more and more companies move away from mid and main frame computer to networked systems to meet their computing requirements, the need for more sophisticated software to emulate the flexibility and power of mid and mainframes has become more acute. With the exponential growth of information, data storage requirements have also grown exponentially. The result has been that network managers are having to deal with the re-occurring "out of disk space" problem on their company's network. Though hardware cost of storage continues to decrease, the cost of managing the data being stored has increased. Human intervention is still required on the part of network managers to determine which data files on the system need to be "on-line", "near-line", or are used sufficiently infrequently to be relegated to "off-line" storage.

        During April 2000, the Company held its annual meeting of shareholders at which, the Company changed its name to CaminoSoft Corp., to reflect a new direction and focus for the Company built around the acquisition of the Camino Assets and the "Highway Server" software.

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

        In November 2001, the Company entered into a licensing and distribution agreement with Novell Inc., which allows Novell and its distribution channel to sell CaminoSoft's suite of Intelligent Capacity Management software solutions.


RESULTS OF OPERATIONS

        The Three-Month Periods Ended December 31, 2001 and December 31, 2000.

        Sales during the current quarter decreased by approximately $50,000 as compared to the quarter ended December 31, 2000. During the current quarter, management continued to concentrate on the development of improved products and the training and expansion of the development resources, customer service and support departments, which caused the volume decrease in sales. In November the Company signed a licensing and distribution agreement with Novell Inc., which allows the Novell sales force and distribution channel to sell the Company's products. Management believes the impact of the sales and distribution agreement with Novell will begin to occur in the second half of the current fiscal year. Currently the Company's personnel are training and educating the Novell sales and technical staff at the Novell regional centers around the United States and Canada in conjunction with the first joint sales calls between Novell and CaminoSoft representatives.

        Cost of sales as a percentage of sales increased to 56% as compared to 21% for the quarter ended December 31, 2000. The percentage increase in cost of sales is due to additional capitalization of software development and the associated amortization as part of cost of sales against the reduction in sales for the current quarter. Gross profit for the current quarter decreased as a percentage of sales to 44% as compared to 79% in the prior year's quarter in direct relation to the decrease in revenues for the current period.

        Selling and administrative expenses decreased by approximately $141,000 or 20% as compared to the prior year first quarter. The decrease is due to the reorganization of the Company's sales and marketing departments in anticipation of the involvement of the Novell sales and technical personnel as part of the licensing and distribution agreement signed during the quarter. Currently the fulfillment of inventory requirements and the training of the Novell personnel is underway and will continue into the future as the Company's product line expands and the support role of the Company increases as the Novell client base utilize the storage solutions provided by CaminoSoft.

        Depreciation and amortization remained unchanged as compared to the quarter ended December 31, 2000. There was no research and development expense during the current quarter as compared to $231,000 in the quarter ended December 31, 2000. Management anticipates additional research and development expense during the remainder of the fiscal year associated with new development projects scheduled to begin during the second and third quarters. During the current quarter $85,000 was capitalized under SFAS 86, for capitalized software expense.

        During the current quarter, the Company had interest income of approximately $2,150, as compared to approximately $26,000 in the prior year's quarter. The decrease is a result of a reduction in the average balances in the interest bearing accounts during the current quarter.

        During the current quarter the Company refocused its resources by completing an internal reorganization. Since its acquisition of the Camino Assets, the Company had focused on sales and marketing of its products, through advertising and setting up a direct sales force. In the current technology market, a small company sales force has a difficult time competing with other storage focused companies with much larger sales forces. The Company has now restructured to focus on the technology and become an OEM Company. This will allow technology to be the strength of the business and allow the Company's remaining sales and marketing resources to focus on the training and support for the Company's partners and their sales forces and sales channels to market and sell the Company's product solutions as part of their product offerings. The Company has begun the process of training sales and technical personnel from Novell and its distribution channel while conducting the first joint sales calls with the Novell sales force.


LIQUIDITY AND CAPITAL RESOURCES

        In December 2001, the Company received $1,500,000 from the sale of 1,250,000 shares or restricted common stock at $1.20 per share as part of a private placement and not registered under the Securities Act of 1933, as amended. As of the date of this filing the Company completed the private placement which also included the sale of an additional 222,500 shares to five individual investors at $1.20 per share bringing the total value of the placement to $1,767,000 for 1,472,000 shares of restricted common stock. The shares may not be resold absent registration or an applicable exemption.

        Cash increased during the three months by approximately $1,033,000 as a result of the Company's sale of stock during December 2001, as part of the private placement. During the current quarter the Company posted a loss of approximately $560,000 as compared to a loss of approximately

$856,000 for the quarter ended December 31, 2000. The decrease in the current quarter loss as compared to last year is due to a reduction in the general and administrative expenses from the reorganization of the sales and marketing staff.

        The Company believes that its working capital will be sufficient to meet its ongoing operational requirements over the next twelve months. The Company presently has over $2,300,000 in cash and short term investments and no bank debt.


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



                                        CAMINOSOFT CORP

Date:  February 8, 2002                 /s/ Walter Kornbluh
                                        -------------------
                                        Walter Kornbluh, Chairman of the Board
                                        and Chief Executive Officer


Date:  February 8, 2002                 /s/ Stephen Crosson
                                        -------------------
                                        Stephen Crosson, Chief Operating Officer
                                        and Chief Accounting Officer