Form 10QSB
period 2002-03-31
CAMINOSOFT CORP
filed 2002-05-15
CIK 907686

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

YES [X]         NO [   ]

Number of shares outstanding of each of the issuer’s classes of common stock, as of May 8, 2002: 9,835,671 shares of common stock, no par value.

Transitional Small Business Disclosure Format:

YES  [   ]        NO [X]

CAMINOSOFT CORP

INDEX

PAGE

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheets as of March 31, 2002 and September 30, 2001	3
Statements of Operations for the Three Months Ended March 31, 2002 and 2001	4
Statements of Operations for the Six Months Ended March 31, 2002 and 2001	5
Statements of Cash Flows for the Six Months Ended March 31, 2002 and 2001	6
Note to the Financial Statements	7
Item 2. Management’s Discussion and Analysis and Plan of Operation	9
PART II — OTHER INFORMATION	16
Item 2 Changes in Securities and Use of Proceeds
Item 6 Exhibits and Reports on Form 8-K

PART  1
FINANCIAL INFORMATION

Item 1.  Financial Statements

CAMINOSOFT CORP.
BALANCE SHEETS
March 31, 2002 and September 30, 2001

	Unaudited	Audited
	March 31,	September 30,
	2002	2001

ASSETS
Current Assets:
Cash and cash equivalents	$1,872,260	$1,283,678
Accounts receivable, net of allowance for doubtful accounts of $5,687 and $5,687	14,426	33,657
Prepaid expenses	23,980	—
Other receivables	—	150,000

	1,910,666	1,467,335
Total current assets
Property and equipment, net of accumulated depreciation of $20,890 and $15,616	10,742	16,016
Software, net of accumulated amortization of, $186,392 and $143,539	554,650	413,559
Deposits	14,781	14,781

Total assets	$2,490,839	$1,911,691

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$126,182	$117,552
Accrued liabilities	102,949	99,621
Deferred revenues	10,770	24,532

Total current liabilities	239,901	241,705
Total liabilities	239,901	241,705
Shareholders’ equity:
Common stock, no par value; authorized 100,000,000 shares; issued and outstanding 9,835,671 and 8,334,556 shares	15,703,193	13,900,381
Accumulated deficit	(13,452,255)	(12,230,395)

Total shareholders’ equity	2,250,938	1,669,986
Total liabilities and shareholders’ equity	$2,490,839	$1,911,691

See accompanying Note to financial statements.

CAMINOSOFT CORP
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Sales	$29,675	$95,422
Cost of sales	22,955	17,943

Gross profit	6,720	77,479
Operating expenses:
Sales and administrative	664,433	828,474
Depreciation and amortization	2,637	2,637
Research and development	1,250	54,240

Total operating expenses	668,320	885,351
Operating loss	(661,600)	(807,872)
Other income
Interest income	413	41,270

Loss from continuing operations	(661,187)	(766,602)
Discontinued operations
Income from discontinued operations	—	300,490

Net loss	$(661,187)	$(466,112)

Weighted average number of common shares outstanding (basic and diluted)	9,741,414	8,184,556
Net income (loss) per common share (basic and diluted)
Continuing operations	$(0.07)	$(0.09)
Discontinued operations	—	0.03
Net loss per common share (basic and diluted)	$(0.07)	$(0.06)

See accompanying note to financial statements

CAMINOSOFT CORP
STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended
	March 31,

	2002	2001

Sales	$68,563	$184,084
Cost of sales	44,553	36,342

Gross profit	24,010	147,742
Operating expenses:
Sales and administrative	1,241,919	1,547,052
Depreciation and amortization	5,274	5,274
Research and development	1,250	285,240

Total operating expenses	1,248,443	1,837,566
Operating loss	(1,224,433)	(1,689,824)
Other income
Interest income	2,572	67,274

Loss from continuing operations	(1,221,861)	(1,622,550)
Discontinued operations
Income from settlements, net of legal expenses	—	300,490

Net loss	$(1,221,861)	$(1,322,060)

Weighted average number of common shares outstanding (basic and diluted)	9,177,461	8,184,556
Net income (loss) per common share (basic and diluted)
Continuing operations	$(0.13)	$(0.20)
Discontinued operations	—	0.04
Net loss per common share (basic and diluted)	$(0.13)	$(0.16)

See accompanying note to financial statements

CAMINOSOFT CORP
STATEMENTS OF CASH FLOWS

	Six Months Ended
	March 31,

	2002	2001

Increase (Decrease) in Cash and Cash Equivalents
Cash Flows from Operating Activities
Net loss from continuing operations+A139	$(1,221,861)	$(1,622,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48,126	41,160
Common warrants issued for services	—	32,921
Common stock issued for services	34,763	—
Changes in operating assets and liabilities:
Accounts receivable	19,231	43,117
Other receivables	150,000	85,000
Prepaid Expense	(23,980)	—
Accounts payable and accrued expenses	11,958	11,251
Deferred revenue	(13,762)	14,488

Net cash used in continuing operating activities	(995,525)	(1,394,613)
Net cash provided by discontinued operating activities	—	300,490

Net cash used in operating activities	(995,525)	(1,094,123)
Cash Flows from Investing Activities
Investment in software technology	(183,943)	—

Cash Flows from Financing Activities
Proceeds from the issuance of common stock	1,768,050	1,500,000

Net Increase in Cash and Cash Equivalents	588,582	405,877
Cash and Cash Equivalents, beginning of period	1,283,678	2,219,323

Cash and Cash Equivalents, end of period	$1,872,260	$2,625,200

See accompanying note to financial statements

CAMINOSOFT CORP
Note to Financial Statements
(Unaudited)

Note 1.

     The accompanying financial statements of CaminoSoft Corp (the “Company”) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and related footnotes included in the Company’s latest Annual Report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2002, and the statements of its operations for the three month and six month periods ended March 31, 2002 and 2001, and the statements of its cash flows for the six month periods ended March 31, 2002 and 2001 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year.

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

     On September 17, 1999, the Company acquired certain assets (the “Camino Assets”) of Camino Software Systems, Inc. (“Camino”), a data storage company, for 468,000 shares of the Company’s common stock and assumed $315,172 of certain Camino liabilities. The Camino Assets consisted of the name, Camino Software Systems, Inc., data storage management software, certain business contracts and intangible personal property. The Company allocated all amounts paid and liabilities assumed aggregating $502,372 to the cost of the software.

     During the year ended September 30, 2000, the Company changed its name to CaminoSoft Corp. to reflect the focus on the data management software business. The Company is now distributing and developing data management software, which will work with NT, Windows 2000, NetWare, and is expected to be compatible with Unix and Linux systems within the next year.

     In February 2001, the Company and Siemens (a manufacturer of high speed printing equipment) reached a settlement resolving all disputes relating to the Company’s allegations that Siemens committed violations of the U.S. antitrust laws, prior to April 1, 1996. Under the terms of the settlement the Company received $462,500 in cash and the Company and Siemens released all claims against the other. Legal expenses of approximately $162,000 relating to the settlement were accrued during the three-month period ended March 31, 2001.

     In December 2001, the Company received $1,500,000.00 from the sale of 1,250,000 shares of restricted common stock at $1.20 per share. This investment was made by three funds: two based in the United Kingdom and one in the United States. The shares were sold in a private placement and not registered under the Securities Act of 1933, as amended. The shares may not be resold absent registration or an applicable exemption. Renaissance Capital Group, serves as an advisor to the investment funds.

     During the current quarter ended March 31, 2002, the Company received an additional $267,000 from the sale of 222,500 shares of restricted common stock at $1.20 per share sold to six individual investors and completed the private placement.

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

     In April 2000, the Company changed its name to CaminoSoft Corp., to reflect the new direction and focus for the Company built around the acquisition of the Camino Assets and the “Highway Server” software.

     In February 2001, the Company and Siemens reached a settlement resolving all disputes relating to the Company’s allegations that Siemens committed violations of the U.S. antitrust laws, prior to April 1, 1996. Under the terms of the settlement the Company received $462,500 in cash and the Company and Siemens released all claims against the other. Legal expenses of approximately $162,000 relating to the settlement were accrued during the three-month period ended March 31, 2001.

     In November 2001, the Company entered into a non exclusive licensing and distribution agreement with Novell Inc., which allows Novell and its distribution channel partners to sell CaminoSoft’s suite of software solutions.

     In January 2002, the Company’s managed server and storage server products were listed on the Novell price list for the first time, which allows all of the Novell’s salespeople and Novell’s distribution channel partners to sell the products. These products now apply to fulfill sales targets of the Novell sales force and are commissionable. In addition, beginning in April, 2002, Novell has allowed the Company to give Novell sales people an additional incentive for sales of the Company’s products.

RESULTS OF OPERATIONS

     The Three-Month Periods Ended March 31, 2002 and March 31, 2001.

     Sales during the current quarter decreased by approximately $66,000 as compared to the quarter ended March 31, 2001. As a result of the change in sales strategy from utilizing in house personnel to engaging third parties, the Company’s sales were adversely affected. During the current quarter, the Company continued to concentrate on the development of a sales infrastructure to support the sales forces of O.E.M. partners who distribute the Company’s solutions. The sales process, goals and objectives have been modified to include a pursuit team to provide sales and technical training, and an inside sales department to support internal and external sales teams. Currently the Company’s has begun training and educating the Novell sales and technical staff at the Novell regional centers around the United States and Canada in conjunction with the first joint sales calls between Novell and CaminoSoft representatives.

     Cost of sales increased by approximately $5,000 during the current quarter as compared to the quarter ended March 31, 2001. Gross profit for the current quarter decreased as a percentage of sales to 23% as compared to 81% in the prior year’s quarter in direct relation to the decrease in revenues for the current period.

     Selling and administrative expenses decreased by approximately $164,000 or 20% as compared to the prior year second quarter. The decrease is due to the reorganization of the Company’s sales and marketing departments in anticipation of the involvement of the Novell sales and technical personnel as part of the licensing and distribution agreement signed in November 2001. The expense reduction plan started at the beginning of the fiscal year has been effective to reduce expenses while preparing the infrastructure to support the new sales and technical support programs. Currently, the training of the Novell personnel is underway.

     Depreciation and amortization remained unchanged as compared to the quarter ended March 31, 2001. Research and development expense during the current quarter decreased to $1,250 as compared to $54,000 in the quarter ended March 31, 2001. Management anticipates additional research and development expense during the remainder of the fiscal year associated with new development projects scheduled to begin during the third and forth quarters. During the current quarter approximately $98,000 was capitalized under SFAS 86, for software development.

     During the current quarter, the Company had interest income of approximately $400, as compared to approximately $41,000 in the prior year’s quarter. The decrease is a result of a reduction in the average balances in the interest bearing accounts during the current quarter.

     During the current quarter the Company has refocused its resources on the completion of an internal reorganization and expense reduction plan. Since its acquisition of the Camino Assets, the Company was focused on marketing of its products, advertising and setting up a direct sales force. In the current technology market, a small company sales force has a difficult time competing with other storage focused companies with much larger sales forces. The Company has now restructured to focus on the technology, while utilizing partner sales forces. This will allow technology to be the strength of the business and allow the Company’s remaining sales and marketing resources to focus on the training and support for the Company’s partners and their sales forces and sales channels. The Company has begun the process of training sales and technical personnel from Novell and its distribution channel while conducting the first joint sales calls with the Novell sales force. In addition with new inside sales resources and support for the value added reseller channel, the Company will also pursue a direct sales channel, using web sales and technical presentations.

     The Six-Month Periods Ended March 31, 2002 and March 31, 2001.

     Sales for the current six month period decreased by approximately $115,500 as compared to the prior year six month period. As a result of the change in sales strategy from utilizing in house personnel to engaging third parties, the Company’s sales were adversely affected. During the current quarter, the Company continued to concentrate on the development of a sales infrastructure to support the sales forces of O.E.M. partners who distribute the Company’s solutions. The sales process, goals and objectives have been modified to include a pursuit team to provide sales and technical training, and an inside sales department to support internal and external sales teams.

     Cost of sales for the current six month period increased by approximately $8,000 over the comparable period last year. Gross profit for the six month period decreased to 35% of sales as compared to 80% in the prior year six month period. The reduction in revenue combined with the slight increase in cost of sales accounted for reduction in gross profit percentage.

     Selling and administrative expenses for the current six month period decreased by approximately $305,000 as compared to the six month period ended March 31, 2001. The expense reduction plan implemented during the current fiscal year has allowed for the reduction in this segment of the operating expenses. Depreciation expense during the current six month period was unchanged as compared to last years six month period. The Company charged $1,250 to development expense during the current six month period as compared to approximately $285,000 in the comparable six month period. The Company expects an increase in research and development expense during the remainder of the fiscal year as new projects are started. Total operating expenses for the current six month period decreased by approximately $589,000 as compared to last year in conjunction with the changes described above.

     During the six month period ended March 31, 2001, the comparable period, the Company had approximately $300,000 in income from discontinued operations resulting from a legal settlement net of legal expenses. There is no discontinued operations income or expense in the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     In December 2001, the Company received $1,500,000 from the sale of 1,250,000 shares or restricted common stock at $1.20 per share as part of a private placement. During the current period, the Company completed the private placement of an additional 222,500 shares to five individual investors at $1.20 per share bringing the total value of the placement to $1,767,000 for 1,472,000 shares of restricted common stock.

     Cash increased during the six months by approximately $600,000 as a result of the Company’s sale of stock during December 2001. The Company believes that its working capital will be sufficient to meet its ongoing operational requirements over the next twelve months. The Company presently has over $1,800,000 in cash and short term investments and no bank debt. The Company is presently exploring additional sources of equity capital.

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

PART  II

OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

     On March 4, 2002, the Company sold an aggregate of 222,500 shares of its Common Stock for $267,000 in a private placement pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No commissions were payable.

Item 6.  Exhibits and Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURE

     In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMINOSOFT CORP

Date: May 8, 2002	/s/ Walter Kornbluh Walter Kornbluh, Chairman of the Board and Chief Executive Officer

Date: May 8, 2002	/s/ Stephen Crosson Stephen Crosson, Chief Operating Officer and Chief Accounting Officer