Form 10QSB
period 2002-06-30
CAMINOSOFT CORP
filed 2002-08-14
CIK 907686

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549
                                 ______________

                                   FORM 10-QSB
                                   __________

     [x]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
               OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

                  For the quarterly period ended June 30, 2002

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


Number of shares outstanding of each of the issuer's classes of common stock, as of August 9, 2002: 9,835,671 shares of common stock, no par value.

                 Transitional Small Business Disclosure Format:

                              YES             NO  X
                                 ---             ---
--------------------------------------------------------------------------------

                                 CAMINOSOFT CORP


                                      INDEX


                                                                         PAGE
                                                                         ----

PART  I  -  FINANCIAL  INFORMATION


Item  1.  Financial  Statements


Balance  Sheets  as  of  June  30,  2002                                   3
     and  September  30,  2001

Statements  of  Operations  for  the  Three
   Months  Ended  June  30,  2002  and  2001                               4

Statements  of  Operations  for  the  Nine
   Months  Ended  June  30,  2002  and  2001                               5

Statements  of  Cash  Flows  for  the  Nine
   Months  Ended  June  30,  2002  and  2001                               6


Note  to  the  Financial  Statements                                       7


Item 2. Management's Discussion and Analysis and Plan of Operation         9



PART  II  -  OTHER  INFORMATION                                            19

Item  6   Exhibits  and  Reports  on  Form  8-K

          Exhibit  99.1  Certification  Pursuant  to  Section  906
          of  the  Sarbanes-Oxley  Act  of  2002                           20

                                     PART 1
                              FINANCIAL INFORMATION

                          Item 1. Financial Statements

                                CAMINOSOFT CORP.
                                 BALANCE SHEETS
                      June 30, 2002 and September 30, 2001

                                                                       Unaudited       Audited
                                                                        June 30,     September 30,
                                                                          2002           2001
                                                                     ------------   -------------
ASSETS
Current Assets:
   Cash and cash equivalents                                         $  1,086,262   $  1,283,678
   Accounts receivable, net of allowance for doubtful
     accounts of $5,687 and $5,687                                          1,689         33,657
   Prepaid expenses                                                        16,786              -
   Other receivables                                                            -        150,000
                                                                     ------------   -------------
                                                                        1,104,737      1,467,335
Total current assets

Property and equipment, net of accumulated depreciation of $23,527
   and $15,616                                                              8,105         16,016

Software, net of accumulated amortization of, $212,859 and $143,539       614,531        413,559

Deposits                                                                   14,781         14,781
                                                                     ------------   -------------
Total assets                                                         $  1,742,154   $  1,911,691
                                                                     ============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Trade accounts payable                                            $     38,910   $    117,552
   Accrued liabilities                                                    104,663         99,621
   Deferred revenues                                                        4,516         24,532
                                                                     ------------   -------------
Total current liabilities                                                 148,089        241,705

Total liabilities                                                         148,089        241,705

Shareholders' equity:
   Common stock, no par value; authorized 100,000,000 shares;
     issued and outstanding 9,835,671 and 8,334,556 shares             15,703,193     13,900,381
   Accumulated deficit                                                (14,109,128)   (12,230,395)
                                                                     ------------   -------------
Total shareholders' equity                                              1,594,065      1,669,986

Total liabilities and shareholders' equity                           $  1,742,154   $  1,911,691
                                                                     ============   =============


                 See accompanying Notes to financial statements.

                                 CAMINOSOFT CORP
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                           Three Months Ended
                                                                                 June 30,
                                                                            2002           2001
                                                                        ------------   ------------
Sales                                                                        $13,754       $97,636
Cost of sales (including amortization of capitalized software of $26,467      26,467        22,099
   and $17,943
                                                                        ------------   ------------
Gross (loss) profit                                                          (12,713)       75,537

Operating expenses:
   Selling and administrative                                                643,574       736,059
   Depreciation and amortization                                               2,637         2,637
   Research and development                                                        0       163,367
                                                                        ------------   ------------
Total operating expenses                                                     646,211       902,063

Operating loss                                                              (658,924)     (826,526)

Other income
   Interest income                                                             2,051        23,716
                                                                        ------------   ------------


Net loss                                                                   ($656,873)    ($802,810)
                                                                         ===========   ============
Weighted average number of common shares outstanding
     (basic and diluted)                                                   9,835,671     8,184,556

Net loss per common share (basic and diluted)                                 ($0.07)       ($0.10)
                                                                         ===========   ============

                 See accompanying Notes to financial statements.

                                 CAMINOSOFT CORP
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                 Nine Months Ended
                                                                                      June 30,
                                                                                 2002           2001
                                                                           -------------  ---------------
Sales                                                                      $     82,317   $    281,719

Cost of sales (including amortization of capitalized software of $69,320         71,020        159,400
   and $53,829
                                                                           -------------  ---------------
Gross profit                                                                     11,297        122,319

Operating expenses:
   Selling and administrative                                                 1,885,493      2,164,209
   Depreciation and amortization                                                  7,911         25,854
   Research and development                                                       1,250        448,607
                                                                           -------------  ---------------
Total operating expenses                                                      1,894,654      2,638,670

Operating loss                                                               (1,883,357)    (2,516,351)

Other income
   Interest income                                                                4,623         90,990
                                                                           -------------  ---------------
Loss from continuing operations                                              (1,878,734)    (2,425,361)

Discontinued operations
   Income from settlements, net of legal expenses                                     -        300,490
                                                                           -------------  ---------------
Net loss                                                                    ($1,878,734)   ($2,124,871)
                                                                           =============  ===============
Weighted average number of common shares outstanding
     (basic and diluted)                                                      9,377,019      8,184,556

Net income (loss) per common share (basic and diluted)
   Continuing operations                                                         ($0.20)        ($0.30)
   Discontinued operations                                                            -           0.04
Net loss per common share (basic and diluted)                                    ($0.20)        ($0.26)
                                                                           =============  ===============


                 See accompanying notes to financial statements

                                CAMINOSOFT CORP
                            STATEMENTS OF CASH FLOWS

                                                                Nine Months Ended
                                                                     June 30,
                                                                2002          2001
                                                           -------------  -------------
Increase (Decrease) in Cash and Cash Equivalents
Cash Flows from Operating Activities
   Net loss from continuing operations                      ($1,878,734)   ($2,425,360)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
       Depreciation and amortization                             77,230         61,740
       Common warrants issued for services                            -         49,382
       Common stock issued for services                          34,763              -
     Changes in operating assets and liabilities:
     Accounts receivable                                         31,969         15,160
     Other receivables                                          150,000         85,000
     Prepaid Expense                                            (16,786)             -
     Accounts payable and accrued expenses                      (73,600)       (36,963)
     Deferred revenue                                           (20,016)        20,729
                                                           -------------  -------------
Net cash used in continuing operating activities             (1,695,174)    (2,230,312)

   Net cash provided by discontinued operating activities             -        300,490
                                                           -------------  -------------
Net cash used in operating activities                        (1,695,174)    (1,929,822)

Cash Flows from Investing Activities
     Investment in software technology                         (270,292)             -
                                                           -------------  -------------
Cash Flows from Financing Activities
     Proceeds from the issuance of common stock               1,768,050      1,500,000
                                                           -------------  -------------
Net Increase in Cash and Cash Equivalents                      (197,416)      (429,822)

Cash and Cash Equivalents, beginning of period                1,283,678      2,219,323
                                                           -------------  -------------
Cash and Cash Equivalents, end of period                   $  1,086,262   $  1,789,501
                                                           =============  =============


                 See accompanying notes to financial statements

                                 CAMINOSOFT CORP
                          Note to Financial Statements
                                   (UNAUDITED)


Basis  of  Presentation

     The accompanying financial statements of CaminoSoft Corp (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and related footnotes included in the Company's latest Annual Report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2002, and the statements of its operations for the three month and nine month periods ended June 30, 2002 and 2001, and the statements of its cash flows for the nine month periods ended June 30, 2002 and 2001 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year.

Cash  and  Cash  Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Software

     Software capitalization is stated at cost. Amortization is computed on the straight-line and accelerated methods based upon the estimated useful life of the asset, primarily seven years.

Research  and  Development

     Research and development costs, which consist primarily of software development costs, are expensed as incurred. Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed" ("SFAS 86"), provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established. As of June 30, 2002, the Company has capitalized approximately $325,000 of such software development costs.

Organization

     The Company, previously known as Interscience Computer Corporation, was incorporated under the laws of the State of California on October 14, 1983. In 1992, the Company introduced a non-chloroflurocarbon fusing agent, developed by the Company and patented on July 26, 1994, for use with certain high-speed laser printers that the Company maintained as part of the service program. The Company also developed toner for use in the same printing equipment.

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

     During the year ended September 30, 2000, the Company changed its name to CaminoSoft Corp. to reflect the focus on the data management software business. The Company is now distributing and developing data management software, which will work with Windows 2000, NetWare, and is expected to be compatible with other enterprise solutions within the next year.

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

      During the quarter ended March 31, 2002, the Company received an additional $267,000 from the sale of 222,500 shares of restricted common stock at $1.20 per share sold to six individual investors and completed the private placement.

     In June 2002, the Company entered into an agreement with Impact Sales and Marketing, Inc., to outsource certain geographical locations sales and marketing functions. This will expand sales and marketing representation for the Company's solutions, in addition to the sales channels of the Company's development and product partners. The Impact team launched its representation of CaminoSoft's solutions on June 15, 2002, in 5 major metropolitan areas in the United States and Canada.

SUBSEQUENT  EVENTS

     In July 2002, the Company's products were certified as "ca smart" which is the Computer Associates certification for compatibility with its BrightStor enterprise software and its ARCServe line of data back up systems. The Company also became a Computer Associates partner, which will open up additional distribution channels for the Company's solutions in conjunction with Computer Associates enterprise software.

     Also in July 2002, the Company's newly developed Managed Server for Windows 2000 operating systems received certification for compatibility from Microsoft. The Company is also a member of the Microsoft certified partner program, which will allow for certified Microsoft distribution partners to sell and distribute the Company's Windows 2000 products. This certification is in line with the Company's plan for compatibility with multiple distribution partners and software platforms to expand the potential market size and to help create acceptance of the data storage and management solutions provided by CaminoSoft.

Item  2.          Management's  Discussion  and  Analysis and Plan of Operation.

FORWARD-LOOKING  STATEMENTS

          In addition to historical information, this Quarterly Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this section. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-KSB for the fiscal year ended September 30, 2001, the Quarterly Reports on Form 10-QSB filed by the Company and any Current Reports on Form 8-K by the Company.

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto in this quarterly report.

Critical  Accounting  Policies  and  Estimates

     We have identified the following critical accounting policies and estimates that affect our more significant judgments and estimates used in the preparation of our financial statements. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires that we make estimates and judgments that affect the reported amounts of assets and liabilities. We evaluate those estimates on an ongoing basis, including those related to asset impairment, contingencies and litigation. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions. We believe that the following critical accounting policies affect significant judgments and estimates used in the preparation of our financial statements.

     - Software capitalization is stated at cost. Amortization is computed on the straight-line and accelerated methods based upon the estimated useful life of the asset, primarily seven years.
     - We periodically review our long-lived assets, which include property and equipment and capitalized software, for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than its carrying value, we record a write-down to reduce that asset to its estimated fair value. The fair value is determined based on discounted cash flows or appraised values depending on the nature of the asset.
     - Research and development costs, which consist primarily of software development costs, are expensed as incurred. Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed" ("SFAS 86"), provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established. As of June 30, 2002, the Company has capitalized approximately $325,000 of such software development costs.
     - Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with all applicable accounting regulations, including, Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. American Institute of Certified Public Accountants (AICPA), Statement of Position (SOP) 97-2, Software Revenue Recognition, and (SOP) 98-9, Modification of SOP 97-2, with Respect to Certain Transactions. Revenue from sale of product is recognized upon shipment or installation to the customer. Maintenance revenue is recognized ratably over the contract period.

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

     The Company's products provide a systematic managed solution to the relentlessly increasing data storage problem, while substantially decreasing management costs. Using smart data migration technology, these products create a virtual storage pool. The Company plans to continue marketing its products using strategic relationships with OEM manufacturers and value added resellers to expand upon market opportunities. The Company continues to exhibit at certain regional trade shows and holds seminars in various cities during the current fiscal year to increase awareness and demonstrate capabilities of the CaminoSoft line of products.

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

     In November 2001, the Company entered into a non exclusive licensing and distribution agreement with Novell Inc., which allows Novell and its distribution channel partners to sell CaminoSoft's suite of software solutions.

     In January 2002, the Company's managed server and storage server products were listed on the Novell price list for the first time, which allows all of the Novell's salespeople and Novell's distribution channel partners to sell the products. These products now apply to fulfill sales targets of the Novell sales force and are commissionable. In addition, beginning in April, 2002, Novell has allowed the Company to give Novell sales people an additional incentive for sales of the Company's products.

          In June 2002, the Company entered into an agreement with Impact Sales and Marketing, Inc., to outsource certain geographical locations sales and marketing functions. This will allow for enterprise sales and marketing representation for the Company's solutions in addition to the sales channels of the Company's development and product partners. The Impact team began training June 15, 2002 and launched its representation of CaminoSoft's solutions in 5 major metropolitan areas in the United States and Canada.

     In July 2002, the Company's products were certified as "ca smart" which is the Computer Associates certification for compatibility with its BrightStor enterprise software and its ARCServe line of data back up systems. The Company also became a Computer Associates partner, which will open up additional distribution channels for the Company's solutions in conjunction with Computer Associates enterprise software.

     Also in July 2002, the Company's newly developed Managed Server for Windows 2000 operating systems received certification for compatibility from Microsoft. The Company is also a member of the Microsoft certified partner program, which will allow for certified Microsoft distribution partners to sell and distribute the Company's Windows 2000 products. This certification is in line with the Company's plan for compatibility with multiple distribution partners and software platforms to allow for the opportunity of significant increases in the potential market size and to help create acceptance of the data storage and management solutions provided by CaminoSoft.


     The  Three-Month  Periods  Ended  June  30,  2002  and  June  30,  2001.

     Sales during the current quarter decreased by approximately $84,000 as compared to the quarter ended June 30, 2001 as a result of the changes in sales strategy and the additional development required to execute the change from utilizing in house personnel to engaging third parties. During the current quarter, the Company continued to concentrate on the development of a sales and technical infrastructure to support the sales forces of O.E.M. partners who distribute the Company's solutions. The initial sales to clients using Novell operating systems has been slower than expected due to a slowdown in the economy. The sales process, goals and objectives have been modified to include a pursuit team to provide sales and technical training, and an inside sales department to support internal and external sales teams. Currently the Company's has begun the support of additional commission based representatives who are providing sales and marketing support in key metropolitan areas.

     Cost of sales increased by approximately $4,400 during the current quarter as compared to the quarter ended June 30, 2001. The increase is due to increased amortization as a result of additions to capitalized software. The Company is also continuing compatibility development for the Computer Associates BrightStor ARCServe enterprise software. The software development amortization is expected to be the largest component of the cost of sales into the near future in conjunction with the Company's continued development with its O.E.M. partners' platforms. Gross profit decreased in the current quarter by approximately $88,000 due to slower than expected sales in conjunction with a slight increase in the cost of sales. Sales for the month of July have surpassed the total third quarter sales.

     Selling and administrative expenses decreased by approximately $92,000 or 13% as compared to the prior year third quarter. The decrease is due to the reorganization of the Company's sales and marketing departments in anticipation of the involvement of the Novell sales and technical personnel as part of the licensing and distribution agreement signed in November 2001 and effective

January 2002. The expense reduction plan, started at the beginning of the fiscal year, has been effective to reduce expenses while preparing the infrastructure to fulfill a support role in the new sales and technical plan for distribution through partner related programs. Currently, the training of the Novell personnel is proceeding and the Company has also started the process of training Computer Associates personnel on the Company's HSM solutions. The
Company has also began to train the Value Added Reseller channels of our distribution and software partners.

     Depreciation and amortization remained unchanged as compared to the quarter ended June 30, 2001. There was no research and development expense during the current quarter as compared to approximately $163,000 for the quarter ended June 30, 2001. Completion of proof of concept for the Windows 2000 product solutions and the integration for Computer Associates enterprise software were the last current research projects being charged. Management anticipates additional research and development expense in the future associated with new development projects scheduled to begin during the first quarter of fiscal year 2003. During the current quarter, approximately $86,000 was capitalized under SFAS 86 for software development.

     Operating loss for the current three-month period decreased by approximately $167,000 as compared to the comparable period. This decrease is a result of the Company's expense reduction program and the reorganization of the sales and marketing plan to focus on the support of the Company's O.E.M. partners sales and distribution channels rather than a direct selling model.

     During the current quarter, the Company had interest income of approximately $2,600 as compared to approximately $23,700 in the prior year's quarter. The decrease is a result of a reduction in the average balances in the interest bearing accounts during the current quarter.

     During the current quarter the Company continued to refocused its resources on the completion of an internal reorganization and expense reduction plan. Since its acquisition of the Camino Assets, the Company was focused on marketing of its products, advertising and setting up a direct sales force. In the current technology market, a small company sales force has a difficult time competing with other storage focused companies with much larger sales forces. The Company has now restructured to focus on the technology, while utilizing the sales forces of our partners. This will allow technology to be the strength of the business and allow the Company's remaining sales and marketing resources to focus on the training and support for the Company's partners and their sales forces and sales channels. The Company continues the process of training sales and technical personnel from Novell and its distribution channel while conducting joint sales calls with the Novell sales force. The process of training the Computer Associates technical and sales personnel has also begun to further broaden the Company's market reach. In addition with new inside sales resources and improved support for the value added reseller channel, the Company will also pursue a direct sales channel, using web sales and technical presentations.

     The  Nine-Month  Periods  Ended  June  30,  2002  and  June  30,  2001.

     Sales for the current nine month period decreased by approximately $199,000 as compared to the prior year nine month period. As a result of the change in sales strategy from utilizing in house sales personnel to engaging third parties sales resources, the Company's sales were adversely affected. In addition market factors and the slowing of technology spending also adversely affected the nine-month results. During the current quarter, the Company continued to concentrate on the development of a sales infrastructure and marketing and technical content to support the sales forces of O.E.M. partners who distribute the Company's solutions. The sales process, goals and objectives have been modified to include a pursuit team to provide sales and technical training, and an inside sales department to support internal and external sales teams. The addition of Microsoft and Computer Associates partnerships open the door to additional markets, and are important milestones in line with the Company's plan for interoperability in networked environments.

     Cost of sales for the current nine-month period decreased by approximately $88,000 as compared to the nine-month period ended June 30, 2001. The reduction is due to initial amortization of software development during the third quarter in fiscal year 2001. Gross profit for the nine-month period decreased by approximately $111,000 as compared to the period ended June 30, 2001. This is due to the decline in revenue for the current nine-month period.

     Selling and administrative expenses for the current nine-month period decreased by approximately $279,000 as compared to the nine-month period ended June 30, 2001. The expense reduction plan implemented during the current fiscal year has allowed for the reduction in this segment of the operating expenses.

     Depreciation expense during the current nine-month period decreased by approximately $18,000 as compared to last years nine-month period. The reduction is due to the closure and write off of the Company's Los Angeles warehouse during the nine-month period ended June 30, 2001.

     The Company charged $1,250 to research and development expense during the current nine-month period as compared to approximately $449,000 in the comparable nine-month period. The Company expects to have an increase in research and development expense during the first half of fiscal year 2003 as new projects are started.

     Total operating expenses for the current nine-month period decreased by approximately $744,000 as compared to last year in conjunction with the changes described above.

     Interest income during the nine-month period decreased by approximately $86,000 as compared the nine-month period ended June 30, 2001. The decrease is due to lower cash balances in interest bearing accounts and lower interest rates on the balances gaining interest.

     During the nine-month period ended June 30, 2001, the comparable period, the Company had approximately $300,000 in income from discontinued operations resulting from a legal settlement net of legal expenses. There is no discontinued operations income or expense in the current fiscal year.

LIQUIDITY  AND  CAPITAL  RESOURCES

     In December 2001, the Company received $1,500,000 from the sale of 1,250,000 shares or restricted common stock at $1.20 per share as part of a private placement. During the quarter ended March 31, 2002, the Company completed the private placement of an additional 222,500 shares to five individual investors at $1.20 per share bringing the total value of the placement to $1,767,000 for 1,472,000 shares of restricted common stock.

     Cash decreased during the nine months by approximately $197,000 as a result of the Company's sales and marketing reorganization and the lack of sales during the current nine-month period offset partly by the approximately $1,800,000 received for issuance of common stock during the nine-month period. The Company believes that its working capital will be sufficient to meet its ongoing operational requirements over the next six months. The Company presently has over $1,000,000 in cash and short-term investments and no bank debt. The Company is presently exploring additional sources of equity capital.

Need  for  additional  financing.

     Our Company will require additional financing in order to expand our business and continue operations. Our working capital requirements in the foreseeable future will depend on a variety of factors including our ability to implement our sales and marketing plan. There can be no assurance that we will be able to successfully negotiate or obtain additional financing. Our ability to obtain additional capital will be dependent on market conditions, the national economy and other factors outside our control. If adequate funds are not available or are not available at acceptable terms, our ability to finance our expansion, develop or enhance services or products or respond to competitive pressures would be significantly limited. The failure to secure necessary financing will have a material adverse effect on our business, prospects, financial condition and results of operations.

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

          SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company believes that the adoption of SFAS 141 or SFAS 142 will not have a material impact on its financial position or results of operations.

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

     In May 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 eliminates Statement 4 (and Statement 64, as it amends Statement 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, and thus, also the exception to applying Opinion 30 is eliminated as well. This statement is effective for years beginning after May 2002 for the provisions related to the rescission of Statements 4 and 64, and for all transactions entered into beginning May 2002 for the provision related to the amendment of Statement 13. The Company has not yet determined what impact the adoption of FAS 145 will have on our operations and financial position.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a companys commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.


RISK  FACTORS

We  have  a  limited  operating  history.

     Our Company has been in business since 1983 and has been a publicly traded company since September 1993. In September 1999, we acquired the assets of Camino, which resulted in our entering into a new line of business. All of our prior business divisions (high speed printer sales and service and consumable sales) have been sold or discontinued. Although we currently have some limited revenues from the acquired assets, we are starting a new business in a highly technical and competitive market, with new risks for investors and shareholders. Our products have not yet been accepted in the marketplace.

Our  future  operating  results  are  unpredictable.

     With the acquisition of the software products of Camino and the sale and discontinuance of the historical business of the Company, our operating results will depend on the enhancement of the Company's existing products and the ability to market and sell the products. Any future success that the Company may achieve will depend upon many factors including factors which may be beyond the control of CaminoSoft or which cannot be predicted at this time. Uncertainties and factors which could cause actual results or events to differ materially from those set forth or implied include:

     -    Inability  to  acquire  new  customers
     - Inability to complete successful implementation of our software applications in a manner that is scalable
     -    Inability to offer new services that complement our existing offerings
     -    Inability  to  increase  awareness  of  our  brand

     To address these risks, we must, among other things, implement and successfully execute our business strategy, continue to develop and upgrade our technology, provide superior customer service, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks or that our business strategy will be successful and the failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations.


Need  for  additional  financing.

     Our Company will require additional financing in order to expand our business and continue operations. Our working capital requirements in the foreseeable future will depend on a variety of factors including our ability to implement our sales and marketing plan. There can be no assurance that we will be able to successfully negotiate or obtain additional financing. Our ability to obtain additional capital will be dependent on market conditions, the national economy and other factors outside our control. If adequate funds are not available or are not available at acceptable terms, our ability to finance our expansion, develop or enhance services or products or respond to competitive pressures would be significantly limited. The failure to secure necessary financing will have a material adverse effect on our business, prospects, financial condition and results of operations.

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

     Our business depends on the free flow of products and services through the channels of commerce. Recently, in response to terrorists' activities and threats aimed at the United States, transportation, mail, financial and other services have been slowed or stopped altogether. Further delays or stoppages in transportation, mail, financial or other services could have a material adverse effect on our business, results of operations and financial condition. Furthermore, we may experience an increase in operating costs, such as costs for transportation, insurance and security as a result of the activities and potential activities. We may also experience delays in receiving payments from payers that have been affected by the terrorist activities and potential activities. The U.S. economy in general is being adversely affected by the terrorist activities and potential activities and any economic downturn could adversely impact our results of operations, impair our ability to raise capital or other wise adversely affect our ability to grow our business.

                                     PART II

                                OTHER INFORMATION


Item  6.  Exhibits  and  Reports  on  Form  8-K

          Exhibit 99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          No reports on Form 8-K were filed during the quarter for which this report is filed.


                                    SIGNATURE

     In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CAMINOSOFT  CORP


Date:  August  9,  2002             /s/  Walter  Kornbluh
                                    ---------------------
                                    Walter  Kornbluh,  Chairman  of  the  Board
                                    and  Chief  Executive  Officer


Date:  August  9,  2002            /s/  Stephen  Crosson
                                   ---------------------
                                   Stephen  Crosson,  Chief  Operating  Officer
                                   and  Chief  Accounting  Officer