Form 10KSB
period 2002-09-30
CAMINOSOFT CORP
filed 2002-12-26
CIK 907686

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549

                                   -----------
                                   FORM 10-KSB
                                   -----------
     [x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHNAGE ACT OF 1934  [FEE REQUIRED]
               For the fiscal year ended September 30, 2002
                                       or
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
          For the transition period from _____________ to _______________

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

                               YES X          NO__
                                  --

     Check mark indicates that the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.

                               YES X          NO__
                                  --

     Check mark indicates that the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for its most recent fiscal year were $165,691.

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 15, 2002 was approximately $8,423,905.

     Number of shares outstanding of each of the issuer's classes of common stock, as of December 15, 2002: 9,873,171 shares of common stock, no par value.

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

                                     PART I

Item 1.          DESCRIPTION OF BUSINESS.

OVERVIEW

     CaminoSoft Corp. (the "Company" or "CaminoSoft") was organized in 1983 as Interscience Computer Services, Inc. to be a third-party provider of maintenance services for computer hardware and related peripheral equipment. On September 17, 1999, the Company acquired certain assets (the "Camino Assets") from Camino Software Systems, Inc. ("Camino") for 468,000 shares of the Company's common stock and the assumption of $315,172 of certain Camino liabilities. The Company had reviewed over 65 companies as possible acquisition candidates prior to the acquisition of the Camino Assets. The Camino Assets consisted of the name, Camino Software Systems, Inc., the Highway Server hierarchical data storage management ("HSM") software, certain business contracts and intangible personal property. On April 17, 2000, the Company changed its name to CaminoSoft Corp. to reflect the change to a software sales and development firm.

     In November 2000, the Company introduced T-Rex, a data management appliance that provides an integrated storage management solution that will hold from 500GB to 12 terabytes of data in RAID (Redundant Array of Independent Disks) storage. T-Rex utilizes smart data migration technology to create unlimited virtual storage by combining a RAID 5 fast cache file system with integrated removable storage devices, data mirroring and redundancy for transparent, high availability data access.

     Effective November 2, 2001, the Company entered into a licensing and distribution agreement with Novell, Inc., which allows Novell and its distribution channel to sell CaminoSoft's suite of data storage management software solutions. In January 2002, the Company's "managed server and storage server" products for Novell NetWare operating systems were included for distribution on the Novell price list of products. This allows the Company to take advantage of the seasoned sales and distribution channel of Novell and its distribution partners. During the fiscal year, the Company became a Microsoft certified partner with our "Managed Server HSM" for the Windows 2000 operating system being independently certified by Microsoft.

     The Company's present business is the development and sale of storage solutions based on the HSM technology. The Company's principal executive offices are located at 600 Hampshire Road, #105, Westlake Village, California 91361.

INDUSTRY BACKGROUND

Data Storage Growth

     The growth of more data intensive computing, including e-commerce, email, multimedia applications and the conversion from paper to electronic storage of data has fueled rapid growth of the amount of data stored within an enterprise. International Data Corporation "IDC", an independent information technology research firm, projects that the number of email messages sent per day worldwide will grow from approximately 9.7 billion in 2000 to 35 billion in 2005. This storage growth has resulted in an increased demand for more efficient methods to store and retrieve data. IDC estimates new hard disk drive shipments are adding over 1.75 million terabytes of storage capacity annually, with the annual increment expected to reach 26.3 million terabytes by 2004. A byte is the amount of computer memory required to store one number, letter or symbol; a terabyte is equal to one trillion bytes.

     The dramatic growth in data storage is driving the demand for many types of storage technology, such as new storage devices, networking hardware and software. Many enterprises are struggling to manage larger amounts of data, creating a demand for software that can automate this task. Industry analysts predict that demand for data storage management software in particular will grow significantly. Gartner Group, an independent information technology research firm, estimates that the data storage management software market will grow from $5.3 billion in 2000 to 16.7 billion in 2005.

Traditional Data Storage and Back up

     Users traditionally have stored data on hard disks or other storage devices connected to their personal computers or computer networks, a configuration referred to as primary storage or direct attached storage (DAS). In addition to primary storage, enterprises have widely adopted back-up processes to insure against the loss of data by creating and storing duplicates of existing data files. The traditional back-up process moves large volumes of data to alternative storage devices not directly accessible by users and applications. Typically, under traditional back-up and data storage methodologies, an enterprise will perform a full back-up of all data once a week and incremental back-ups on each of the other six days of the week. An incremental back-up operation copies only those files that have changed since the last full back-up. There are several significant problems with traditional data storage and back-up methods.

     - Expensive primary storage capacity is consumed rapidly. Hard drives and other storage devices used for primary storage are more expensive than remote and back-up storage devices and have a limited capacity. This capacity is often quickly exhausted, and the user or the enterprise must then either purchase additional capacity or delete data. An enterprise incurs additional expense not only for the purchase of additional storage devices, but also for the administrative time required to install, allocate and manage this additional primary storage capacity.

     - Repetitive back-up consumes network transmission capacity. As the amount of data increases, repeatedly backing up the same data consumes increasing amounts of network transmission capacity, or bandwidth. Computer networks have a limited amount of bandwidth, and most of this capacity is consumed during business hours by the demands of the network's users. As a result, networks lack the capacity to transmit data to storage devices for back-up during business hours. In addition, as enterprises expand their operations internationally, and the Internet makes networks more accessible the workday becomes longer, the number of hours available each day for back-up is shrinking. As a result, network administrators have smaller windows of time in which they can back-up increasing amounts of data without impairing the performance or accessibility of the network.

     - Failure to manage data results in an inefficient back-up process. Most files on a typical file server are infrequently accessed 30 days after they are created. Repeatedly backing up the same unchanged data consumes more back-up storage capacity unnecessarily, and requires an enterprise to expand its storage capacity with each subsequent back-up. In addition, because network administrators cannot determine which files are important, they often either save most files or randomly delete them.

     - Access to stored data is limited. Infrequently accessed data is typically migrated from primary storage devices to secondary storage devices, RAID storage, tape libraries, magnetic optical disks, CD and DVD libraries, NAS and SAN devices. Once this process has occurred, the time and effort necessary to retrieve a migrated file is significant. A user will need to know information such as the file name, the original storage location and the date of the back-up. When this information has been determined, the network administrator will then use this information to retrieve the file manually. This process is inefficient for the user, who must wait for the needed file, and for the network administrator, who must act as an intermediary and retrieve the file. In addition, files that have been deleted from primary storage and only reside on secondary storage devices are not easily and readily accessible to end users and/or software applications that may need the data contained in the file.

     - Data is stored randomly at diverse locations. The distribution of data and applications on multiple personal computers and servers throughout the network, complicates the process and increases manual intervention for data back-up. Distributed storage management on expensive primary storage devices throughout a network results in inadequate storage management, increased administrative time and expense and inefficient use of storage devices.

Total cost of ownership

     Surging demand for storage capacity and greater access for data is driving up the total cost of ownership for business information.

     Organizations are buying more storage than necessary. While the cost of storing a megabyte has gone down, overall hardware and software expenditures continue to grow. According to a joint study by McKinsey & Company and Merrill Lynch, eighty percent of today's storage is still directly attached to the server, resulting in under utilized and over utilized capacity for both servers and storage. In this environment there is always a point when new servers and disk space must be purchased to support that additional storage. In addition, most corporations re-evaluate and replace portions of their storage architectures every three years.

     Labor costs are one of the largest indirect costs associated with increased storage capacity. Inefficient data storage management can handcuff entire organizations. For example, keeping everyone waiting too long for network backups. End users cannot do their jobs without asking Information Technology administrators to retrieve archived data. Top information technology ("IT") administrators are pulled away from higher value work and are duplicating effort as they maintain multiple archive islands. Traditional storage management tools allow one administrator to effectively manage less than 1 terabyte ("TB") of storage on DAS or 4 TB on networked storage (according to the research firm Enterprise Storage Group) but experts estimate that average site capacity will have grown to 53 TB by 2005 (according to research firm Strategic Research Corporation). If better solutions are not implemented, the number of administrators needed to manage storage will soon become untenable.

     The cash associated with risk, including the cost of network downtime, inadequate disaster preparedness and inappropriate utilization of storage, can often be substantial. Organizations must be able to access/recover all business critical data, no matter how complex, in a timely manner. Depending on the type of data, and how critical it is to business operations, companies may incur downtime related costs of more than $250,000/hour, according to the research firm Contingency Planning Research. In addition, the business value of the data itself may be compromised if users/applications cannot get the answers they need when they need them. Companies must also be sure that their data storage infrastructure is flexible and scalable enough to meet future growth needs.

The emergence of networked storage

     In response to the limitations of traditional data storage and back-up methods, networked storage has emerged. This encompasses storage area networks (SAN's) and networked attached storage (NAS) topologies, and comprises approximately 20% of storage implementations today according to the McKinsey and Merrill Synch study. A storage area network is a network of servers and data storage devices that are interconnected at high speeds, typically using fiber channel transport technology, which allows network resources to be located at remote and diverse locations. Enterprises are beginning to deploy storage area networks in an effort to move data storage operations off of their local area networks to a separate network dedicated to data storage. Moving these operations to storage area networks frees up bandwidth on the local area network for more efficient operation of enterprise software applications and communications.

     Another alternative to direct attached storage is network attached storage, the fastest growing market segment of networked storage, with an estimated $2.84 billion market size in 2001 and a 97% growth rate according to IDC. NAS offers the benefit of adding capacity to the network itself rather than to an individual server, while presenting data at a file-level similar to direct attached storage. Like SANs, NAS enables organizations to realize a lower cost of storage than DAS. However, unlike SAN, NAS architectures offer a lower price point and "plug and play" functionality without any additional network components.

     Despite the greater capacity and speed, and the reduced cost offered by networked storage, these emerging storage topologies do not address the need to make management and access of data more efficient. Like DAS configurations, networked storage configurations fail to determine which data should be stored, do not provide efficient and automated migration of data to the storage media, fail to integrate with front-end applications, do not enable immediate access to data and cannot provide an effective index of stored data.

The need for data management software

     In order to address the problems of traditional storage and back-up methods, and to take advantage of the power of networked storage, a data management solution must enable better utilization of storage assets (both people and hardware), provide automated migration of data and deliver better access to stored data. Specifically, to be effective and efficient a solution must:
     - automatically apply policies that determine whether, or for how long, data should be stored, while enabling these policies to be easily set by organizations/customers;
     - provide efficient transfer of data to and from storage devices throughout networks, including local area networks, networked attached storage devices and storage area networks;
     -    maximize the effective capacity of existing storage devices;
     - automatically consolidate data that is distributed on servers across the network and provide centralized storage management for that data;
     - provide a detailed index of stored data so users can perform specific searches;
     - enable rapid and easy retrieval of stored data selected by users and software applications regardless of where and how that data is stored;
     - seamlessly integrate access to stored data with existing business applications;
     -    provide secure network access;
     - work on file systems and email systems, and across multiple operating systems including Windows, NetWare and Linux; and
     - provide automated migrated file conversion for organizations/customers who change production operating systems after migration of files under the old operating system.

The need for email management and storage software

     Email is an integral part of business communications. As a result of the increased use of email both as a messaging system and an information delivery system, system administrators need to manage and store large volumes of email messages and attachments without compromising the reliability of the system or restricting message or attachment size. System administrators are also confronted with the challenge of protecting and restoring email communications, including protection and restoration during and after computer virus attacks.
In addition, as email becomes increasingly more important, the lack of administrative control threatens an enterprise's record management procedures and its ability to comply with applicable regulatory and legal requirements. In order to address the problems of email management and storage, and to enable an enterprise to take full advantage of the speed and convenience of email, an email management and storage solution must:
     - automatically apply policies that determine whether, and for how long, data should be stored, while enabling these policies to be easily set by organizations/customers;
     - reduce messaging system back-up time and enhance performance while reducing costs;
     - eliminate the need for administrative restrictions on message or attachment size;
     - facilitate management of message stores and guard against the loss of information following virus attacks, enabling recovery within hours rather than days;
     - ensure adherence to formal email policies that correspond to an enterprise's traditional record management policies and requirements; and
     - provide fast and efficient search capability and access to stored email messages and attachments.

CAMINOSOFT

     CaminoSoft markets products that enable multi-tiered hierarchical storage management, (HSM) on PC server based computer networks. By using CaminoSoft's products, network administrators can increase efficiency on production servers (Tier 1), by moving infrequently used data to networked central storage pool devices (Tier 2) and data archive systems (Tier 3). CaminoSoft's products bring "Intelligent Capacity Management " to customers networked storage environments by establishing:

          Intelligent Data Storage
          Intelligent Data Retrieval
          Enhanced Data Protection

     The Company's products provide increased efficiencies in the customer's data storage and network infrastructure. The use of CaminoSoft's products reduces customer costs by extending the life span of existing storage systems and by bringing added efficiency to new systems.

     CaminoSoft's products are developed in an environment that allows for rapid enhancement to meet the challenges of the changing storage infrastructure landscape. CaminoSoft's products leverage both established and emerging operating environments, providing a broad opportunity for increased revenues.

     A company's production servers are not meant to be the front line of the storage explosion. They are the front line for the productivity of the organization. This is where users, business units and executive teams achieve their goals. Organizational productivity is either enhanced or encumbered at every server in the network. This is where the data that is needed for business continuity, planning and execution resides. These servers are the heart and soul of the information age organization. Today, technology companies are competing to bring efficiencies to network environments. More scalable servers, high availability, redundant storage appliances and devices, dedicated storage area networks using advanced fibre switching and their own dedicated repositories are all choices for evolving the storage infrastructure. How one manages the data within any network environment is the challenge that CaminoSoft's suite of solutions solve.

PRODUCTS

     CaminoSoft's Managed Server HSM software provides a unique solution for addressing the increasing need for sophisticated management of data. Designed to meet the data storage management requirements for local area networks (LAN), wide area networks (WAN), and intranet environments, Managed Server HSM offers its users the ability to more efficiently manage available storage within a multi-server environment where mass storage devices are used to increase storage capacity. As more and more companies move away from mid and main frame computers to networked systems to meet their computing requirements, the need for more sophisticated software to emulate the flexibility and power of mid and main frames has become more acute. This sophisticated hierarchical storage management (HSM) is the domain of Managed Server HSM. With the exponential growth of information, data storage requirements have also grown exponentially. The result has been that network managers have to deal with the recurring "out of disk space" problem on their companies networks. Though hardware cost for storage continues to come down, the cost of managing the data being stored has not. Human intervention is still required on the part of network managers to determine which data files on the system need to be "on-line", "near-line", or are used sufficiently infrequently to be relegated to "off-line" storage.

     Developed in conjunction with Novell's NetWare 4.X, (now supporting NetWare 5.X and 6.X) the Managed Server is able to work in a multi-server and multi-platform environment, enabling the customer to better utilize the storage capacity available throughout the network. Based upon administrator defined parameters, the software will automatically migrate minimally used files to designated storage devices, hard drives, RAID, magnetic optical, tape, and most other types of mass storage devices. This migration is seamless and transparent to the user. As the server's file system begins to fill up, Managed Server HSM automatically transfers or migrates old, seldom accessed files. The directory entry is modified which enables the system to quickly locate and retrieve the file when needed. The user is unaware that the file has been migrated and is no longer resident at the original site. Generally, this migration is desired to free up space in the more expensive storage medium, moving the data to less expensive medium, such as removable optical drives. The uniqueness of the program is that it enables the user to designate under what conditions the files should be migrated and where the files should be migrated, (i.e., all financial files to one location, correspondence files to another, etc). In the case of mass storage devices using removable optical media, this is particularly important. Whereas other HSM programs manage multi-disk hardware as one large repository, scattering data throughout the system, CaminoSoft data migration products enable the user to designate what data goes to which disk. This allows related data to be organized and stored on a specific disk rather than be scattered throughout the storage device. A disk can then be removed to off-line storage and more easily indexed, making retrieval considerably more efficient.

     Managed Server HSM can accommodate virtually unlimited volumes of information. Efficient management of data has and will continue to be one of the foremost problems associated with the "information age". The Company believes CaminoSoft Managed Server HSM represents the most efficient solution to data management in the networked environment.

     "Data Differentiation" may be the most important term to know in conjunction with the Company's managed server software. With the ability to differentiate data, users are able to define the real storage needs for an organization. Data differentiation is the foundation from which the lower cost, more effective, more available, and continuously protected networks of the future will grow. Data differentiation is at the core of the Company's mission: to bring Intelligent Capacity Management to networks. Managed server HSM allows clients to develop 24 hour 7 day per week rules-based policy administration for their network storage infrastructure. All data is not created equal and, over time, all data ages. Managed Server HSM gives clients the tools needed to identify the "production data"(data currently in use) and differentiate it from all the infrequently or unused data in their network. Every organization needs the ability to implement multiple tiers of storage. Storage tiers are a cost-effective way of storing and retrieving inactive data. Data differentiation allows clients to create data lifecycles for different types of data in the organization. With new regulations being implemented for the amount of time data has to remain available, the ability to create a data life cycle, in advance, to automate the movement of that data through multiple tiers of storage is a critical component of current and future network data storage infrastructures.

     The Company has continued development of its suite of products and solutions since the acquisition in September of 1999 of the managed server for NetWare 4x product. The current suite includes Managed Server HSM certified for Novell NetWare 4x, 5x, 6x and 6 NSS. During the current year the Company has also certified Managed Server HSM for Microsoft Windows 2000 which includes Microsoft development and marketing partnership. The Company has also become a Computer Associates "smart" partner. Our products are certified on the Computer Associates "BrightStor Portal" and "ARCServe" backup products. The Company has also developed a storage analysis tool which allows users to analyze the data contained in a production server. It reports on possible policy scenarios as if the data were differentiated and moved to other tiers of storage. Clients can see what the benefits will be, in advance, including estimated data growth rate and the correlating time savings for production data backup and restoration. Another newly developed product is a conversion tool that allows clients who utilize our HSM solution to convert the migrated data from one operating system to another if the client has changed the operating system of the production environment. The client, therefore, does not have to de-migrate the files in order to convert to the new operating system. The transition to the new system can be simplified to include only the current production data, with simple "pointers" to the already migrated files. The migrated files can be automatically recalled, when needed into the new operating system. As of the date of this filing, the Company has developed a custom version of our product integrated with The Messaging Architects' GWArchive product, GroupWise email system storage management software for users of Novell GroupWise email systems. Messaging Architects will market and sell the product directly into the GroupWise email user client base. These products and associated partnerships are the building blocks for the Company's O.E.M. partner and channel distribution strategy.


MARKET

     CaminoSoft products are designed to meet the storage management needs of small, medium and large companies. This includes departmental deployment within the Fortune 2000 and other companies with over 250 employees. Both private and public sector organizations are targeted, based on vertical market segments and industries that produce and utilize large amounts of data. Financial Services, Health Care, Legal Services, Engineering and Architectural Services, Government and Education are among these targets. The value of CaminoSoft products include, automated policies for compliance with new laws and regulations for data retention, allowing organizations to set up data lifecycles for different types of information in the production environment. Our core value propositions apply to all business sizes and industries. These include but are not limited to: extend production hardware utility; reducing production back-up time; reducing restoration time for the production data in the case of a disaster; and reducing or eliminating manual intervention to manage data storage.

     According to IDC research, worldwide storage systems hardware, software and services revenue will grow to over $70 billion by the year 2004. Storage software as a component of that total will grow from $6.5 billion in 2002 to $9 billion in 2004. Storage related spending is one of the fastest growing segments in the technology market. It has also been estimated that for every $1 spent on storage, $8 are spent on management of storage. CaminoSoft solutions provide automated management, which help to control and reduce a major portion of these storage management costs.

     The Company's expanded product line for Windows 2000 and Novell NetWare operating systems have enhanced the market opportunity for its solutions. The recent completion of an integrated version of our Managed Server certified for Computer Associates BrightStor Portal and ARCServe back-up products, which work in conjunction with Netware and Windows 2000 operating systems, further the goal of expanding our market reach. These certified products and business partnerships are the basis for sales expansion and were targeted goals for the current fiscal year. This allows our partners sales forces and distribution channels to now promote and implement our products as part of an overall storage management solution. Data differentiation and policy-based management are key components of current and future network data storage infrastructures. Because CaminoSoft's products embody these features, this positions our partners to leverage these state-of-the-art storage management solutions.

     CaminoSoft has sold its software into the public sector at the state, county, and municipal level, as well as to the higher education market. Both the government and education sectors provide opportunities that are consistent with the Company's product positioning. Government agencies and education customers tend to operate and maintain their systems longer than private sector companies. With the exception of modifications associated with Year 2000, government and education IT spending is growing at or near the rate of inflation. CaminoSoft's solutions have great appeal in this regard since our products extend the useful life of existing network infrastructures and systems.

     While not specifically positioned for disaster recovery, CaminoSoft's products increase efficiencies. Planned enhancements to CaminoSoft's software in copying data, deleting data and the addition of a broader set of available export media devices will give the products increased disaster recovery capabilities. The potential to integrate remote storage capabilities, likely done through a Storage Service Provider (SSP) partner, can further enhance the appeal of CaminoSoft products in an overall disaster recovery strategy.

THE CAMINOSOFT STRATEGY

     Today IT departments face a variety of challenges with some of the most critical relating to data storage and management. Two of these challenges are
(1) reducing the total cost of ownership of data storage by better leveraging IT resources, both hardware and people, and (2) increasing productivity by enabling better access to information, thereby making quicker and faster decisions. Our software virtualizes pools of stored data both to the end-user transparently and to the IT administrator while integrating with most operating systems and applications. CaminoSoft can reduce the back-up window, lower the overall cost of storage and enhance the value of information across the organization. Our strategy is built on the benefits our technology brings, our expanding distribution channel, and our ability to execute. As part of our current strategy:
     - We intend to continue to expand and leverage our base of partners (OEMs, distributors, and value-added resellers, or VAR's) to sell additional products to our end users. We intend to enhance our international presence and partner base as we internationalize, localize and bring to market existing and new products. We intend to focus on systems integrators and other strategic partners to open new avenues of distribution for our products and solutions.
     - We intend to focus and expand on our core strengths in today's soft economic environment. IT spending is tight and customers require products and solutions with attractive price points and demonstrable value. We can leverage success in one department or work group to demonstrate the value of our storage management solution, then use the success in that area to expand to other departments, workgroups or the enterprise. We believe our cost effective data management solutions can then be repeated in other areas of the organization for other types of information and compliance requirements.
     - We intend to leverage our position as a provider of email storage and management solutions to grow in the messaging market. With our integrated Managed Server for The Messaging Architects GWArchive (GWArchive provides extended storage functions for Novell, GroupWise email systems) product, we have taken the first step to capitalize on this growing market for automated data storage management for Novell GroupWise email systems. Using the O.E.M. partner approach, we have partnered with The Messaging Architects to take advantage of their focus on GroupWise email systems allowing them to leverage our storage management solution as an integrated component for users of their Novell GroupWise line of email extension products. We intend to utilize this same approach with other partners focused on providing automated data management for users of other email messaging systems such as Microsoft Exchange and Lotus Notes. We believe this vertical partner approach will broaden the adoption of our solutions in the electronic collaboration market, allowing our partners to remain focused on their core strengths in the markets they serve.
     - Europe, the Middle East, Africa, Japan and Asia represent active markets for expansion, with Europe representing an estimated $2 billion data storage management market in 2001 according to Gartner. We intend to continue to internationalize and localize our products and solutions to penetrate this marketplace. Our recent agreement with EuroTek HSM Ltd. in the UK for technical and sales support and an increase in the number of value added reseller and integrator partners in the UK and Europe will provide the technical, sales and integration capabilities for future expansion into these markets.


EMPLOYEES

     The Company currently employs fourteen people full time and seven full time consultants.

COMPETITION

     The competitive landscape in the storage systems market consists of a vast array of hardware and software companies. CaminoSoft's products compete in the data management software segment. The cost barriers to these markets are relatively low, which means our competitors range from small companies with limited resources to large, more established companies. Some competitors, regardless of size, have substantially greater financial, technical, marketing, distribution, personnel and other resources. The large number of manufacturers in the storage infrastructure market provides fertile ground for cultivating alliances and partnerships.

     Among CaminoSoft's direct competitors, we believe only one offers a stand-alone HSM application. CaminoSoft's products have feature related advantages relative to this competitor in ad-hoc migration and de-migration, that allows the administrator to perform ad-hoc migration or de-migration (selecting specific files or directories to be moved off, or returned to, a server hard drive). Additionally, CaminoSoft offers re-migration rules, through which migrated files that are accessed (returned to primary server from secondary or tertiary storage) can therefore follow the normal migration rules or administrator defined retention times that override normal migration rules. CaminoSoft also offers "include and exclude" rules at the file and directory level, as well as the ability to filter by file extension.

     Relative to the other competitors CaminoSoft has select feature advantages over each competitor. Moreover, CaminoSoft, as a specialized HSM tool maintains an advantage compared to these other competitors, all of whom imbed HSM functions into broader enterprise network management applications. CaminoSoft's positioning will allow it to more effectively address the mid-size and small business market where management believes enterprise systems may be too cumbersome or too expensive. CaminoSoft retains the ability to participate in the large company and enterprise markets as a department level and workgroup application. Because CaminoSoft can be used alongside the enterprise solution from its closest competitors, it allows the enterprise IT manager to use the full features of the Company's HSM tools while using competitive products for such mundane applications as backup systems. Despite what management believes to be its technological advantages many competitors have greater resources than the Company and may be in a position to obtain a market advantage because of these resources. Therefore integration of our solutions with partner platforms such as Computer Associates, BrightStor Portal and ARCServe back-up will allow us to compete with these large competitors who have integrated enterprise solutions.

SALES AND MARKETING TEAM STRATEGY

     The mandate of the CaminoSoft sales and marketing teams is to increase awareness and interest within select industries to deliver qualified prospects and close sales of the Company's products. The first step and a key element of the sales and marketing strategy was the license agreement with Novell. This agreement makes available to the Company the marketing and sales resources of Novell. Recent corporate developments at Novell, including its acquisition of Cambridge Technology Partners provide a technology, sales, and marketing path that is consistent with the Company's O.E.M. strategy as a software development company integrating our products with other hardware and software products for sale through their distribution channels. The certification of the Company's Windows 2000 product and partnership with Microsoft was another milestone in the strategic plan for multi platform distribution of our solutions. Whereas in the past the Company's growth has been impeded by lack of a large sales staff, the partner relationships in place and planned by the Company will add significant distribution capabilities. The certification from Computer Associates for compatibility with the BrightStor Portal and ARCServe back up products will enhance the Company's ability to sell solutions to users of both NetWare and Windows 2000 because the Computer Associates solutions are operating system agnostic. They have clients who utilize both operating system platforms, which can now be managed through the BrightStor Portal and integrated with ARCServe back up for either NetWare, Windows 2000 or both. As of the date of this filing the Company has signed an integration and distribution agreement with The Messaging Architects in Montreal, Canada. The Messaging Architects are a leading developer of add-on solutions for corporate messaging servers running Novell's GroupWise. They will distribute our storage management solution for GroupWise exclusively by meeting minimum royalty payment requirements. The Company is currently pursuing additional partners who can leverage the Company's data storage and management solutions as part of the current and future storage infrastructure for their clients.

     The Company recently added to its executive ranks, hiring Richard Krueger as Vice President of Channel Sales and Marketing. Mr. Krueger brings over 30 years of technology industry experience to the Company. With an experienced management team, innovative products, and significant sales and marketing resources resulting from product integration and distribution partnerships management believes that the Company is positioned to take advantage of the need for "Intelligent Capacity Management " in the networked storage environments of today and the future.

Item 2.          DESCRIPTION OF PROPERTY

     As of December 1, 2002, the Company leases one office facility in Westlake Village, California for the Company's executive offices pursuant to a lease extension expiring June 30, 2003, at a rental rate of $9,038 per month.

Item 3.          LEGAL PROCEEDINGS

     The Company current has no ongoing legal proceedings.

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

                                       Common Stock Sales Prices
Symbol "CMSF"                          High              Low
                                       -----             -----

  October 1, 2000 - December 31, 2000  $4.25             $3.00

  January 2, 2001 - March 31, 2001     $3.50             $1.44

  April 1, 2001 - June 30, 2001        $1.80             $1.10

  July 1, 2001 - September 30, 2001    $1.90             $0.85

  October 1, 2001 - December 31, 2001  $1.75             $1.25

  January 2, 2002 - March 31, 2002     $1.60             $1.20

  April 1, 2002 - June 30, 2002        $1.31             $0.48

  July 1, 2002 - September 30, 2002    $1.25             $0.34

  October 1, 2002 - November 30, 2002  $1.01             $0.58

     To date, the Company has not declared or paid any cash dividends with respect to its Common Stock, and the current policy of the Board of Directors is to retain earnings, if any, to provide for the growth of the Company. Consequently, no cash dividends are expected to be paid on the Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities

     During the fiscal year ended September 30, 2002, the Company issued 418,375 options to purchase the Company's common stock at prices ranging from $0.95 to $1.30 to employees and directors under the employee stock option plan.

     During the fiscal year ended September 30, 2002, the Company issued warrants to purchase an aggregate of 85,000 shares of common stock at prices ranging from $0.73 to $1.55 in consideration of legal and other outside consulting services. These warrants expire three years from the grant date.

     During the fiscal year ended September 30, 2002, the Company completed a private placement of 1,472,500 shares of common stock at $1.20 per share. During the quarter ended March 31, 2002, the Company received $1,767,000 for full payment of the private placement.

     During the fiscal year ended September 30, 2002, 39,375 warrants were exercised into 39,375 shares of common stock and the Company received $19,800 during January and September 2002.

     During December 2002, the Company issued a 6% convertible debenture for up to $1,000,000. Interest of 6% per annum will be paid in monthly installments for three years based on the unpaid principal balance. The debenture matures on November 27, 2005, at which time the unpaid principal amount and all accrued and unpaid interest will become due and payable in full. The debenture is convertible into shares of the Company's common stock, with the initial conversion price of $1.00 per share, however if the five day average closing price for the Company's common stock immediately prior to a disbursement is below the $1.00 initial conversion price, the average closing price for such period shall become the conversion price.

Item 6.          MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Annual Report.

OVERVIEW


     On September 17, 1999, the Company acquired the assets of Camino Software Systems, Inc. The Camino Assets consisted of the name, the data storage management software, certain business contracts and intangible personal property. The Company's products currently provide a systematic managed solution to the ever increasing data storage problem at a substantially reduced management cost. Managed server software is available for Novell NetWare 4.x, 5.x 6.x, 6 NSS and Windows 2000 operating systems. During the past fiscal year the Company changed its approach to focus on software development while utilizing the Company's OEM partners and their distribution channels for the selling of the software developed. During the past fiscal year the Company's efforts focused on expansion of the product line and adding features and enhancements to the software suite of products. At the same time the sales and marketing departments have evolved to support the efforts of our partners distribution channels with marketing, training and sales support for the sales forces and Value Added Resellers of the products. The Company has also added experienced executives to the team with hiring of Mr. Richard Krueger as Vice President of Channel Sales and Marketing in August of 2002.

RISK FACTORS

WE HAVE A LIMITED OPERATING HISTORY, WHICH INCLUDES A HISTORY OR LOSSES.

     Our Company has been in business since 1983 and has been a publicly traded company since September 1993. In September 1999, we acquired the assets of Camino Software Systems, Inc., which resulted in our entering into a new line of business. All of our prior business divisions (high speed printer sales and service and consumable sales) have been sold or discontinued. Although we currently have some limited revenues from the acquired assets, we are involved with a new business in a highly technical and competitive market, with new risks for investors and shareholders. Our products have not yet been accepted in the marketplace, resulting in operating losses of approximately $2,500,000 and $2,700,000 for the years ended September 30, 2002 and September 30, 2001, respectively. The weak economy and slowdown in demand for software technology have affected the revenues of the Company.

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

WE NEED ADDITIONAL FINANCING.

     Our Company will require additional financing in order to expand our business. Our working capital requirements in the foreseeable future will depend on a variety of factors including our ability to implement our sales and marketing plan. There can be no assurance that we will be able to successfully negotiate or obtain additional financing. Our ability to obtain additional capital will be dependent on market conditions, the national economy and other factors outside our control. If adequate funds are not available or are not available at acceptable terms, our ability to finance our expansion, develop or enhance services or products or respond to competitive pressures would be significantly limited. The failure to secure necessary financing will have a material adverse effect on our business, prospects, financial condition and results of operations. As of the date of this filing the Company has arranged for a convertible debenture line of credit for up to $1 million to support business expansion and operations for the current year.

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

     WE FACE SIGNIFICANT COMPETITION FROM OTHER PROVIDERS OF COMPUTER SOFTWARE. THE NOVELL AGREEMENT MAY NOT WORK TO INCREASE SALES.

     The markets for our computer software and the market for Novell NetWare operating system software are characterized by intense competition and an increasing number of new market entrants who have developed or are developing potentially competitive products. Further, the cost barriers to these markets are relatively low, which means our competitors range from small companies with limited resources to large, more established companies. Some competitors, regardless of size, have substantially greater financial, technical, marketing, distribution, personnel and other resources. For example, current and future competitors with greater financial resources than us may be able to undertake more extensive marketing campaigns and adopt more aggressive pricing policies. It is possible that we may not have the resources to withstand these and other competitive forces. Competitors for Novell's NetWare operating system could reduce the new sales and upgrades of NetWare, creating a declining market for our data storage management products sold through the Novell agreement.

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

     - Software capitalization is stated at cost. Amortization is computed on the straight-line and accelerated methods based upon the estimated useful life of the asset, primarily seven years.
     - We periodically review our long-lived assets, which include property and equipment and capitalized software, for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than its carrying value, we record a write-down to reduce that asset to its estimated fair value. The fair value is determined based on discounted cash flows or appraised values depending on the nature of the asset.
     - Research and development costs, which consist primarily of software development costs, are expensed as incurred. Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed" ("SFAS 86"), provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established. As of September 30, 2002, the Company has capitalized approximately $325,000 of such software development costs.
     - Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with all applicable accounting regulations, including, Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. American Institute of Certified Public Accountants (AICPA), Statement of Position (SOP) 97-2, Software Revenue Recognition, and (SOP) 98-9, Modification of SOP 97-2, with Respect to Certain Transactions. Revenue from sale of product is recognized upon shipment or installation to the customer. Maintenance revenue is recognized ratably over the contract period.


RESULTS OF OPERATIONS

           FISCAL YEARS ENDED SEPTEMER 30, 2002 AND SEPTEMBER 30, 2001

     During the current fiscal year, the Company continued to focus on development of features and upgrades on products, while expanding its functionalities to other operating platforms including Windows 2000. The Company has changed its sales and marketing strategy to focus on development and support for its data storage and management solutions, while utilizing its partners' sales, marketing and distribution channels. Revenues for the current fiscal year decreased by approximately 56% from approximately $374,000 in fiscal year 2001 to approximately $166,000 for the current fiscal year. The reduction in overall IT spending and the timing of the change from direct selling to O.E.M. partner and value added reseller channel sales resulted in reduced revenues during the past fiscal year. Cost of sales increased from approximately $64,000 to $101,000 or approximately 57% as compared to last year, due to increased amortization of capitalized software development during the current fiscal year. Gross profit decreased by approximately 79% or $245,000 from $310,004 in year 2001 to $65,121 in fiscal year 2002 resulting from the Company's decreased revenue and increased amortization of software completed and capitalized during the current fiscal year.

     Selling and administrative expenses for the current year were approximately $2,456,000 a decrease of approximately $465,000 or 16% as compared to fiscal year 2001. The decrease was a result of the Company's expense reduction plan and evolution to a development and support focused sales and marketing strategy, utilizing OEM partners and value added resellers for integration and sales of our solutions. The Company continued its advertising and marketing program expansion throughout the year to help create continued product awareness in the end user and value added reseller channel. The change from a direct sales approach to one of a support role for the Company's OEM partners sales forces continued during the fiscal year, which reduced wage expense related to direct selling, while increasing the expense related to marketing and sales support for our OEM partners distribution channels. The Company will continue to expand the sales and marketing support areas to train both technical support teams and sales forces for the Company's distribution partners into the future.

     Depreciation and amortization expense for the fiscal year of $10,548 remained unchanged as compared to fiscal year 2001.

     Research and development expense for the current year was approximately $121,000 as compared to approximately $474,000 for fiscal year 2001. This decrease is part of the ongoing plan to expand the product line, while adding features and upgrades to the original software products. During the current fiscal year, the Company completed its Windows 2000 software and is continuing development of added features and functionalities for the NetWare and Windows products as part of capitalized software development. The Company began new research and development projects during the fourth quarter of the current year and plans to continue the research and development program at an increased rate during the coming year.

     Other income during the year decreased by approximately 94% as compared to fiscal year 2001. Interest income for the current year of approximately $6,000 as compared to $104,000 for fiscal year 2001 was a result of decreased balances in interest bearing accounts during the current year.

Fiscal year 2001 included a gain from discontinued operations of $300,490. The prior year gain was due to the proceeds from a legal settlement less the associated legal expenses.

LIQUIDITY AND CAPITAL RESOURCES


     During fiscal year 2002, the Company's cash position decreased by approximately $707,000, from approximately $1,284,000 on September 30, 2001 to $577,000 on September 30, 2002. The decrease in cash is a result of expanding the Company's research, development and technical staff, and a decrease in revenue during the current year. During the fiscal year, the Company had expenditures for software of $270,292 which has been added to the capitalization of software development. In the forth quarter of the fiscal year the Company began new research and development projects for integration and development of products in conjunction with potential vertical market storage applications adding approximately $121,000 to research and development expense. The Company will continue research and development for these projects and others during the next fiscal year.

     In October and November 2001, the Company received $150,000 in cash from the exercise of warrants. In December 2001, the Company received $1,500,000 from the sale of 1,250,000 shares of restricted common stock at $1.20 per share as part of a private placement. During the quarter ended March 31, 2002, the Company completed the private placement of an additional 222,500 shares to five individual investors at $1.20 per share bringing the total value of the placement to $1,767,000 for 1,472,500 shares of restricted common stock. During the fiscal year the Company received $19,800 from the exercise of options and warrants of 39,375 shares of common stock.

     In December 2002, the Company has issued a 6% convertible debenture for up to $1,000,000. The Company will make monthly draws based on cash flow to replenish operating funds. Interest of 6% per annum will be paid in monthly installments for three years based on the unpaid principal balance. The debenture matures on November 27, 2005, at which time the unpaid principal amount and all accrued and unpaid interest will become due and payable in full. The funds will be used to help fund operations and accelerate the business plan over the next twelve months. The Company is also negotiating additional sources of equity capital in the form of a private placement of preferred convertible stock. The Company presently has over $500,000 in cash and short term investments. The Company believes that its working capital and additional financing will be sufficient to meet its ongoing operational requirements over the next twelve months.

     During the third and forth quarters of the fiscal year ended September 30, 2002, the Company restructured its operations and reduced its monthly expense rate from over $300,000 per month to less than $200,000. The Company's revenue projections bring profitability on a monthly basis during the third quarter of 2003. If revenue projections are not met, the operating plan calls for additional expense reductions in areas of new technology not related to our core HSM Managed Server migration technology. Management believes the integration of the core technology into solutions provided by its new partners will bring additional revenue and new opportunities during 2003. With out a ramp up of revenue during the first half of 2003 the Company will continue to reduce expenses to compensate for lack of revenue increases. No assurances can be given that the Company will achieve increased revenues or achieve profitability in 2003. Further, no assurances can be given that the Company's current financing will be sufficient to support the Company's planned level of operations.

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

     SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company believes that the adoption of SFAS 141 and SFAS 142 will not have a material impact on its financial position or results of operations.

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

     In May 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, SFAS 145 eliminates Statement 4 (and Statement 64, as it amends Statement 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, and thus, also the exception to applying Opinion 30 is eliminated as well. This statement is effective for years beginning after May 2002 for the provisions related to the rescission of Statements 4 and 64, and for all transactions entered into beginning May 2002 for the provision related to the amendment of Statement 13. The Company believes that the adoption of FAS 145 will have no impact on its operations or financial position.

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


Item 7.          FINANCIAL STATEMENTS

     The following is a list of financial statements filed herewith:

     Balance Sheets as of September 30, 2002 and September 30, 2001

     Statements of Operations for the years ended September 30, 2002 and 2001

     Statements of Shareholder's Equity for the years ended September 30, 2002 and 2001

     Statements of Cash Flows for the years ended September 30, 2002 and 2001

     Notes to Financial Statements


Item 8.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                 ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in accountants or disagreements during the fiscal year covered by this report.


                                    PART III

Item 9.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     As of December 15, 2002, the directors and executive officers of the Company are as follows:



                   Name            Age             Position
                  ------           ---             ---------
  Norman Baker                     61              Director

  Robert Pearson                   67              Director

  Steven Spector                   56              Director

  Robert Degan                     63              Director

  Walter Kornbluh                  71              Chief Executive Officer
                                                   and Chairman of the Board

  Stephen Crosson                  43              Chief Operating Officer,
                                                   Secretary and Treasurer



     Norman Baker, Mr. Baker a U.K. national, joined the Company in January 1994 as Managing Director of Interscience Computer Corporation-PLC. Mr. Baker was elected to the Company's board in March 1995. In 1998 Mr. Baker purchased Interscience PLC from the Company and continues to distribute high speed printing consumables throughout Europe.

     Robert Pearson, Mr. Pearson who became a director in 1997, has been associated with Renaissance Capital Group ("RCG") since April 1994. RCG is the Investment advisor of the largest shareholders of the Company. Presently, Mr. Pearson serves as a Senior Vice President and Director of Corporate Finance of RCG. He served as Executive Vice President of the Thomas Group from May 1990 to March 1994. For 25 years, Mr. Pearson held various senior management positions at Texas Instruments, including Vice President of Finance from October 1983 to June 1985. Mr. Pearson holds directorships in the following companies: Poore Brothers, which manufacture and distribute snack food products, Advanced Power Technology, Inc., a power semiconductor manufacturer, eOriginal, Inc., a developer of technology and software for creation of electronic contracts, Laserscope, Inc., a marketer and manufacturer of lasers for medial use, and Simtek Corporation, a fables semiconductor company that designs and markets non-volatile static random access memories.

     Steven Spector, Mr. Spector became a director in February 2000. Since 1971, Mr. Spector has practiced finance, banking and corporate reorganization law, most recently as a partner in the Los Angeles Office of Jeffer, Mangels,

Butler and Marmaro, LLP. In addition to practicing law, Mr. Spector is a partner in the investment group of LBS Investments, LLC, and a trustee of The Joseph B. Gould Charitable Foundation. Mr. Spector has lectured and taught extensively in his legal specialties of finance, banking and corporate reorganization.

     Robert Degan became a director in January 2001. From 1989 to 1996, Mr. Degan was President and Chief Executive Officer of Tylink Corporation, a private company, which designs, manufactures and markets digital access products. From 1997 to 1998, Mr. Degan was Chairman, President and Chief Executive Officer of Summa Four Inc., a public company, which is a leading provider of switching platforms. In 1998 Summa Four, Inc. was acquired by Cisco Systems, Inc. and from 1998 through 1999 Mr. Degan was General Manger of the Enhanced Services and Migration business unit of Cisco Systems, Inc. From 2000 to the present Mr. Degan has been a private investor.

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

     Stephen Crosson joined the Company in March 1985 and was manager of accounting and government contracts and logistics. In September 1989, Mr. Crosson became a financial analysis officer with First Interstate Banks Controller's office. In March 1992, Mr. Crosson returned to the Company as Director of Operations. In April 1995, he became Vice President of Operations. In January of 1997, Mr. Crosson became Corporate Secretary and in April 1998 he became Chief Operating Officer and Treasurer.

DIRECTOR COMPENSATION

     Directors do not receive any annual compensation. Outside directors receive $1,000 each for each meeting attended and reimbursement for
out-of-pocket expenses for attending meetings.   Mr. Pearson has waived the
meeting fees.

COMPLIANCE WITH SECTION 16(a) -

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common stock and other equity securities of the Company, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all
Section 16(a) reports they file. To the best of the Company's knowledge (based solely upon a review of the Form 3, 4 and 5 filed), no officer, director or 10% beneficial shareholder failed to file on a timely basis any reports required by
Section 16(a) of the Securities Exchange Act of 1934, as amended.

Item 10.          EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by the Company for its fiscal years ended September 30, 2002, 2001 and 2000 to its Chief Executive Officer and Chief Financial Officer (the "Named Executive Officers"). No other executive officer received compensation which exceeded $100,000 for the fiscal year ended September 30, 2002.

                                                                Long Term
                                                               Compensation
     ANNUAL COMPENSATION (1)                                      Awards
______________________________________________________________ Securities


                            FISCAL YEAR                      ALL        Underlying
NAME AND                       ENDED                        OTHER         Options
PRINCIPAL POSITION         SEPTEMBER 30,  SALARY   BONUS   COMPENSATION     SARs
-------------------------  -------------  ------  -------  ------------  -----------
Walter Kornbluh,                    2002  $150,000  ----        ----       50,000
Chief Executive                     2001  $150,000  ----        ----      180,000
Officer and Chairman                2000  $150,000  ----    $90,000 (1)   362,000
of the Board
Stephen Crosson,                    2002  $133,125  ----        ----       50,000
Vice President, Secretary           2001  $120,000  ----        ----      120,000
and Treasurer                       2000  $120,000  ----    $60,000 (1)   228,000



     (1) Dollar value for 45,000 shares of common stock issued to Mr. Kornbluh and 30,000 shares of common stock issued to Mr. Crosson, as part of the March 2000 private placement.

                              OPTION GRANTS IN 2002

     The following table sets forth certain information regarding option grants to the Named Executive Officers during the fiscal year ended September 30, 2002.


                 Number of     Percentage of
                 Securities    Total Options   Average
                 Underlying    Granted to      Exercise
                 Options       Employees       Price       Expiration
NAME             Granted (1)   In 2002         Per Share   Date
---------------  -----------  ----------       ----------  ----------
Walter Kornbluh       50,000      11.95%       $     0.95  12/08/2009
Stephen Crosson       50,000      11.95%       $     0.95  12/08/2009


     (1)  Options were granted under the year 2000 Employee Stock Option Plan.


                  OPTION EXERCISES AND FISCAL YEAR-END VALUES

                                        Number of Securities                          Value of
                                        Underlying Unexercised                        Unexercised in the Money
                    Shares              Options at Year-End                           Options at Year-End

                  Acquired     Value    ___________________________________________    _________________________
Name             On Exercise  Realized       Exercisable            Unexercisable      Exercisable Unexercisable
---------------  -----------  --------  ----------------------  ---------------------  --------------------------
Walter Kornbluh      ----       ----              92,000                  ----          $82,800         ----
Stephen Crosson      ----       ----              48,000                  ----          $43,200         ----



     There were no options exercised by the named executive officers during fiscal year 2002.

Item 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 1, 2002 by (I) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's directors; (iii) the named Executive Officers; and (iv) executive officers and directors of the Company as a group:

                                        COMMON STOCK (1)
                                        ----------------
                                   NUMBER OF     PERCENTAGE OF
NAME AND ADDRESS (2)                 SHARES      OUTSTANDING (3)
--------------------                 ------      ---------------

Frank J. LaChapelle . . . . (4)      635,000     6.43

Robert Pearson . . . . . .  (5)          ----     ----

Robert Degan . . . . . . .        127,000 (11)    ----

Norman Baker . . . . . . .         152,500 (6)    ----

Steven Spector . . . . . .        214,900 (10)    ----

Walter Kornbluh. . . . . .       1,147,840 (8)   10.58

Stephen Crosson . . . . .          780,560 (9)    7.42

Renaissance Capital Growth &
Income Fund III, Inc. . . .      3,073,333 (7)   29.30
     8080 N. Central Expressway
     Suite 210
     Dallas, Texas  75206

Renaissance US Growth &
Income Trust PLC. . .. . .       2,458,567       24.90
     8080 N. Central Expressway
     Suite 210
     Dallas, Texas 75206

All executive officers and
     directors as a group
     (6 persons). . . . . .      2,422,800      20.70

--------------------------------------------------------------------------------
(1) As used herein, the term beneficial ownership is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power and/or sole or shared investment power subject to community property laws where applicable.
(2) Except as indicated, the address of each person is c/o the Company at 600 Hampshire Road, #105, Westlake Village, California 91361.
(3) Based on 9,873,171 shares of Common Stock outstanding, as of December 15, 2002.
(4) All shares are held in the LaChapelle Family Trust with respect to which Mr. LaChapelle exercises voting and investment power.
(5) Does not include any shares owned by the Renaissance funds. Mr. Pearson is an executive officer of RCG and the Renaissance funds.
(6) Includes four year non-qualified options from the Company to purchase 65,000 shares at $3.63 per share and four year non-qualified options from the Company to purchase 50,000 shares at $.95 per share.
(7) According to Schedule 13D, dated September 13, 1994, filed with the Commission, RCG is the investment advisor of Renaissance Capital Growth & Income Fund III, Inc. (the "Fund"). The Fund owns 2,458,333 shares of the Company's Common Stock and has three year warrants to purchase 500,000 shares of Common Stock at $1.00 per share, four year options to purchase 65,000 shares at $3.63 per share and four year options from the Company to purchase 50,000 shares at $.95 per share.
(8) Includes currently exercisable options to purchase 300,000 shares from RCG at $2.00 per share and 82,200 shares from LaJolla Cove Investors for $1.80 per share and 92,000 shares from the Company at $.56 per share, 180,000 shares from the Company at $3.87 per share, 90,000 shares from the Company at $5.00 per share, 180,000 shares from the Company at $1.55 per share and 50,000 shares from the Company at $.95 per share.
(9) Includes currently exercisable options to purchase 200,000 shares from RCG at $2.00 per share and 54,800 shares from LaJolla Cove Investors at $1.80 per share and 48,000 shares from the Company at $.56 per share, 120,000 shares from the Company at $3.87 per share, 60,000 shares from the Company at $5.00 per share, 120,000 shares from the Company at $1.55 per share and 50,000 shares from the Company at $.95 per share.
(10) Includes four year non-qualified stock options from the Company for 65,000 shares at $3.63 per share and four year non-qualified options from the Company to purchase 50,000 shares at $.95 per share and a three year warrant from the Company to purchase 30,000 shares at $1.55 for legal services rendered.
(11) Includes four year non-qualified options from the Company to purchase 65,000 shares at $3.63 per share and four year non-qualified options from the Company to purchase 50,000 shares at $.95 per share.

Equity Compensation Plan Information

     The following table sets forth certain information regarding the Company's 2000 Stock Option Plan. All information set forth below is as of September 30, 2002, pursuant to applicable regulations.


                                                                     Number of securities remaining
               Number of Securities to     Weighted-average          available for future issuance under
               Be issued upon exercise     exercise price of         equity compensation plans (excluding
               Of outstanding options,     outstanding options,      securities warrants and rights warrants
               Warrants and rights         warrants and rights       and rights reflected in (a)) (a) (b)
                          (a)                    (b)                           (c)
Equity compensation
Plans approved by     2,530,000                   $2.24                     442,000
Security holders

Equity compensation
Plans not approved by--                     --                       --
Holders

     TOTAL            2,530,000                   $2.24                     442,000



Shareholder Approved Plans:

The 2000 Stock Option Plan
     The Company's shareholders approved the 2000 Stock Option Plan as amended (the "Plan") in April 2001. Currently, the Plan authorizes the grant of options to purchase up to 2,100,000 shares of the Company's Common Stock, of which options to purchase 442,000 shares were outstanding and available for future issuance as of December 15, 2002.


Non-Shareholder-Approved Plans:

     There are no Non-Shareholder Approved Plans as of December 15, 2002.

Item 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During fiscal year ended September 30, 2002, the Company issued a three year warrant to Mr. Steven Spector (director), to purchase 30,000 shares at $1.55 per share for legal services provided to the Company by Mr. Spector.


Item 13.          EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits

                  99.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b)     Reports on Form 8-K.          None

Item 14.          CONTROLS AND PROCEDURES

             (a)  Evaluation of Disclosure Controls and Procedures

                  Disclosure Controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

                  Within the 90 days prior to this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed in the reports the Company files and submits under the exchange act is recorded, processed, summarized, and reported as and when required.

             (b)  Changes in Internal Controls

                  There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.

                                   SIGNATURES


     In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CAMINOSOFT CORP

                              By   /s/   WALTER KORNBLUH
                                   ---------------------
                                   Walter Kornbluh, Chairman of the Board,
                                   and Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



  Signature                                             Capacity                  Date
  ---------                                             --------                  ----
/s/ WALTER KORNBLUH                            Chairman of the Board        December 20, 2002
-------------------------------------------    and Chief Executive
Walter Kornbluh                                Officer

/s/ STEPHEN CROSSON                            Chief Operating Officer,     December 20, 2002
-------------------------------------------    Secretary and Treasurer
Stephen Crosson                                and Principal Financial and
                                               Accounting Officer

/s/ NORMAN BAKER                               Director                     December 20, 2002
--------------------------------------------
Norman Baker

/s/ ROBERT PEARSON                             Director                     December 20, 2002
--------------------------------------------
Robert Pearson

/s/ STEVEN SPECTOR                             Director                     December 20, 2002
--------------------------------------------
Steven Spector

/s/ ROBERT DEGAN                               Director                     December 20, 2002
---------------------------------------------
Robert Degan

                                 CERTIFICATIONS

     I, Walter Kornbluh, certify that:

     1.   I have reviewed this annual report on Form 10-KSB of CaminoSoft Corp.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

December 20, 2002                    By:/s/ Walter Kornbluh

                                     _________________________________
                                     Chairman of the Board, and
                                     Chief Executive Officer

                                 CERTIFICATIONS

     I, Stephen Crosson, certify that:

     1.   I have reviewed this annual report on Form 10-KSB of CaminoSoft Corp.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     December 20, 2002                    By:/s/ Stephen Crosson
                                          _________________________________
                                          Chief Financial Officer

                                CAMINOSOFT CORP.

                                    CONTENTS


Independent Certified Public Accountants Report. . . . . . . . . . . .  F-2

Financial Statements
     Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . . .  F-3
     Statements of Operations. . . . . . . . . . . . . . . . . . . . .  F-4
     Statements of Shareholders' Equity. . . . . . . . . . . . . . . .  F-5
     Statements of Cash Flows. . . . . . . . . . . . . . . . . . . . .  F-6
Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . .F-7

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders
CaminoSoft Corp.

We have audited the accompanying balance sheets of CaminoSoft Corp. as of September 30, 2002 and 2001 and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caminosoft Corp. as of September 30, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/BDO Seidman, LLP


Los Angeles, California
December 5, 2002


                                      CAMINOSOFT CORP.
                                       BALANCE SHEETS

                                                                       September 30,

ASSETS                                                              2002           2001
                                                                -------------  -------------
Current assets:
   Cash and cash equivalents                                    $    576,421   $  1,283,678
   Accounts receivable, net of allowance of $5,687 and $5,687         61,415         33,657
   Prepaid expenses                                                    9,592              -
   Deferred fiancing costs (Note 5)                                   58,741              -
   Other receivables (Notes 3 and 5)                                       -        150,000
                                                                -------------  -------------

Total current assets                                                 706,169      1,467,335
                                                                -------------  -------------

Property and Equipment, net of accumulated depreciation of             5,468         16,016
     $26,164 and $15,616 (Note 2)

Software, net of accumulated amortization of,                        584,981        413,559
     $242,409 and $143,539 (Note 4)

Deposits                                                               9,581         14,781

Deferred financing costs (Note 5)                                    117,483              -
                                                                -------------  -------------

Total assets                                                    $  1,423,682   $  1,911,691
                                                                =============  =============



LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Trade accounts payable                                       $     43,651   $    117,552
   Accrued Liabilities                                               153,307         99,621
   Deferred revenues                                                  42,176         24,532
                                                                -------------  -------------

Total current liabilities                                            239,134        241,705
                                                                -------------  -------------

Total liabilities                                                    239,134        241,705

Commitments (Note 7)

Shareholder's equity (Note 5)

   Common stock, no par value; authorized 100,000,000 shares;
     issued and outstanding 9,873,171 and 8,334,556 shares        15,931,255     13,900,381

   Accumulated deficit                                           (14,746,707)   (12,230,395)
                                                                -------------  -------------

Total shareholders' equity                                         1,184,548      1,669,986
                                                                -------------  -------------

Total liabilities and shareholders' equity                      $  1,423,682   $  1,911,691
                                                                =============  =============

                See accompanying notes to financial statements.


                                  CAMINOSOFT CORP.
                              STATEMENTS OF OPERATIONS


                                                                 YEARS ENDED
                                                                SEPTEMBER 30,
                                                          --------------------------
                                                              2002          2001
                                                          ------------  ------------
SALES                                                     $   165,691   $   374,141

COST OF SALES                                                 100,570        64,137
                                                          ------------  ------------

GROSS PROFIT                                                   65,121       310,004

OPERATING EXPENSES
     Sales and administrative                               2,456,419     2,921,882
     Depreciation and amortization                             10,548        10,548
     Research & Development                                   120,563       474,207
                                                          ------------  ------------

Total operating expenses                                    2,587,530     3,406,637
                                                          ------------  ------------

Loss from operations                                       (2,522,409)   (3,096,633)

OTHER INCOME
     Interest income                                            6,097       104,109
                                                          ------------  ------------

Total other income                                              6,097       104,109
                                                          ------------  ------------

Net loss before discontinued operations                    (2,516,312)   (2,992,524)

DISCONTINUED OPERATIONS (Note 9)
     Gain on legal settlement less legal fees                       -       300,490
                                                          ------------  ------------

Income from discontinued operations                                 -       300,490
                                                          ------------  ------------


Net loss applicable to common stock                        (2,516,312)   (2,692,034)
                                                          ============  ============

Weighted average number of common shares outstanding:
     (basic and diluted):                                   9,508,583     8,186,611
                                                          ============  ============


Net income (loss) per common share (basic and diluted):
     From continuing operations                                ($0.26)       ($0.37)
     From discontinued operations                                   -          0.04
                                                          ------------  ------------


Net loss per common share                                      ($0.26)       ($0.33)
                                                          ============  ============


                 See accompanying notes to Financial Statements


                                    CAMNOSOFT CORP
                           STATEMENTS OF SHAREHOLDERS EQUITY

                                                                     Common Stock
                                                                ----------------------    Accumulated
                                                                 Shares      Amount         Deficit         Total
                                                                ---------  -----------   -------------- ------------

Balance, at September 30, 2000                                   8,184,556    13,642,539     (9,538,361)   4,104,178

Warrants to purchase common stock issued for services (Note 5)                   107,842                     107,842

Common stock issued for exercise of options/warrants               150,000       150,000                     150,000

Net loss                                                                                     (2,692,034)  (2,692,034)
                                                                -----------  ------------ -------------- ------------

BALANCE, at September 30, 2001                                   8,334,556   $13,900,381   ($12,230,395)  $1,669,986

Common stock issued for services (Note - 5)                         26,740        34,762                      34,762

Common stock issued for private placement                        1,472,500     1,767,000                   1,767,000

Common stock issued for exercise of options/warrants                39,375        19,800                      19,800

Warrant Extension Renaissance Financing                            176,224                                   176,224

Warrant to purchase common stock issued for services                33,088                                    33,088

Net loss                                                                                    (2,516,312)   (2,516,312)
                                                                -----------  ------------ -------------- ------------

BALANCE, at September 30, 2002                                   9,873,171   $15,931,255   ($14,746,707)  $1,184,548
                                                                ===========  ============  =============  ===========


                 See accompanying notes to Financial Statements


                                        CAMINOSOFT CORP
                                    STATEMENT OF CASH FLOWS

                                                                          YEARS ENDED
                                                                          SEPTEMBER 30,
                                                                   ----------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       2002           2001
                                                                   -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss from continuing operations                              ($2,516,312)   ($2,992,524)
     Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
          Cash from discontinued operations                                   -        300,490
          Depreciation and amortization                                 109,417         82,320
          Common stock warrants issued for services                      67,850        107,842
     Changes in operating assets and liabilities:
          Accounts receivable                                           (27,757)        34,298
          Other receivables                                             150,000         85,000
          Prepaid expense                                                (9,592)             -
          Deposits and other                                              5,200         (5,200)
          Accounts payable and accrued expenses                         (20,215)       (17,677)
          Deferred revenue                                               17,644         24,532
                                                                   -------------  -------------
Net cash used in operating activities                                (2,223,765)    (2,380,919)

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in software technology                                 (270,292)       (54,726)
                                                                   -------------  -------------

Net cash used in investing activities                                  (270,292)       (54,726)

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of common stock                                         1,786,800      1,500,000
                                                                   -------------  -------------

Net cash provided by financing activities                             1,786,800      1,500,000
                                                                   -------------  -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                              (707,257)      (935,645)

CASH AND CASH EQUIVALENTS, beginning of year                          1,283,678      2,219,323
                                                                   -------------  -------------

CASH AND CASH EQUIVALENTS, end of year                             $    576,421   $  1,283,678
                                                                   =============  =============

Supplemental non-cash financing and investing activities
     During the year ended September 30, 2002, warrants to purchase 500,000 shares of common stock were extended one year in connection with additional financing. The value of the warrant, $176,224 was recorded as deferred financing costs.

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

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

During the year ended September 30, 2000, the Company changed its name to CaminoSoft Corp. to reflect the focus on the data management software business. The Company is now distributing and developing data management software purchased from Camino, which will work with Windows 2000 and Novell operating systems and with Computer Associates enterprise software. In December 2002, the Company issued a 6% convertible debenture for up to $1,000,000. The Company will make monthly draws based on cash flow to replenish operating funds. Interest of 6% per annum will be paid in monthly installments for three years based on the unpaid principal balance. The debenture matures on November 27, 2005, at which time the unpaid principal amount and all accrued and unpaid interest will become due and payable in full. The funds will be used to help fund operations and accelerate the business plan over the next twelve months. The Company plans to continue to focus on the integration of our products and solutions with O.E.M. partner products for sales and distribution. This includes selling products through the distribution channels of the partners.
The Company has new arrangements, which it believes will generate higher levels of revenue in fiscal 2003. Management has developed additional contingency plans to ensure expenses can be reduced and brought in line with revenues achieved during 2003, allowing the Company to extend the operating capital. The Company currently expects that the financing will provide sufficient cash to fund its projected operations for the immediately foreseeable future and believes additional financing will be available if and when needed. If the Company is unable to achieve projected operating results and/or obtain such additional financing if and when needed, management will be required to curtail growth plans and scale back development activities. No assurances can be given

                                CAMINOSOFT CORP.
                          NOTES TO FINANCIAL STATEMENTS

that the Company will achieve increased revenues or achieve profitability in 2003. Further, no assurances can be given that the Company's current financing will be sufficient to support the Company's planned level of operations.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, prepaid assets, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. Accounts receivable, other receivables, accounts payable, accrued liabilities and deferred revenues as reflected in the financial statements approximate fair value because of the short-term maturity of these instruments.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is computed on the straight-line and accelerated methods based upon the estimated useful life of the asset, primarily five years.

SOFTWARE

Software capitalization is stated at cost. Amortization is computed on the straight-line and accelerated methods based upon the estimated useful life of the asset, primarily seven years. Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed" ("SFAS 86"), provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established. To date, the Company capitalized $270,292 and $54,726 of such software development costs during the years ended September 30, 2002 and 2001, respectively.

                                CAMINOSOFT CORP.
                          NOTES TO FINANCIAL STATEMENTS

REVENUE RECOGNITION


Revenue from sale of product is recognized upon shipment or installation to the customer. Maintenance revenue is recognized ratably over the contract period. The Company's revenue recognition policies are in compliance with all applicable accounting regulations, including Staff Accounting Bulleton No. 101 (SAB 101), Revenue Recognition in Financial Statements. American Institute of Certified Public Accountants (AICPA), Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, with Respect to Certain Transactions.

RESEARCH AND DEVELOPMENT

Research and development costs, which consist primarily of software development costs, are expensed as incurred.

ADVERTISING

Advertising costs are charged to expense as incurred and such costs were $61,026 and $217,534 for the years ended September 30, 2002 and 2001, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company periodically assesses the recoverability of the carrying amounts of long-lived assets, including intangible assets. A loss is recognized when expected undiscounted future cash flows are less than the carrying amount of the asset. The impairment loss is the difference by which the carrying amount of the asset exceeds its fair value.

STOCK-BASED COMPENSATION

The Company accounts for employee stock options or similar equity instruments in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) and Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, in Interpretation of APB 25" (FIN 44). SFAS No. 123 defines a fair-value-based method of accounting for employee stock options or similar equity instruments. This statement gives entities a choice to recognize related compensation expense by adopting the new fair-value method or to measure compensation using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees", the former standard. If the former standard for measurement is elected, SFAS No. 123 requires supplemental disclosure to show the effect of using the new measurement criteria. The Company currently uses the disclosure standards of SFAS 123 but accounts for stock based compensation using APB 25.

EARNINGS (LOSS) PER SHARE

The Company computes earnings (loss) per common share under Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128), which requires presentation of Basic and Diluted earnings (loss) per share.

                                CAMINOSOFT CORP.
                          NOTES TO FINANCIAL STATEMENTS

Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity, such as stock options, warrants or convertible debentures, unless antidilutive (see Note 4). At September 30, 2002 and 2001, options and warrants to purchase 2,530,000 and 2,677,000 shares, respectively were outstanding, but were not included in the computation of diluted (loss) per common share as the effect would be antidilutive.

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

RECLASSIFICATIONS

Certain year 2001 amounts have been reclassified to conform with the 2002 presentation.

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

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional

                                CAMINOSOFT CORP.
                          NOTES TO FINANCIAL STATEMENTS

goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company believes that the adoption of SFAS 141 and SFAS 142 will not have a material impact on its financial position or results of operations.

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

In May 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 eliminates Statement 4 (and Statement 64, as it amends Statement 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, and thus, also the exception to applying Opinion 30 is eliminated as well. This statement is effective for years beginning after May 2002 for the provisions related to the rescission of Statements 4 and 64, and for all transactions entered into beginning May 2002 for the provision related to the amendment of Statement 13. The Company believes that the adoption of FAS 145 will have no impact on its operations or financial position.

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

                                CAMINOSOFT CORP.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:


                                               September 30,
                                              ---------------
                                              2002     2001
                                              ------  -------
Furniture and fixtures                        $5,745  $ 5,745
Test and training equipment                    5,887   25,887
                                              ------  -------

                                              31,632   31,632
Less accumulated depreciation                 26,164   15,616
                                              ------  -------

                                              $5,468  $16,016
                                              ------  -------


Property and equipment are depreciated on a straight-line basis with an average useful life of five years.

NOTE 3 - OTHER RECEIVABLES

At September 30, 2001, the Company had receivables totaling $150,000, related to exercise of warrants for the purchase of the Company's common stock. The Company received the full amount of $150,000 in October and November 2001.

NOTE 4 - SOFTWARE

On September 17 1999, the Company acquired the assets (the "Camino Assets") of Camino Software Systems, Inc. ("Camino") for 468,000 shares of the Company's common stock valued at $187,200 and assumed $315,172 of certain Camino liabilities. The Camino Assets consisted of the name, Camino Software Systems, Inc., the data storage management software, certain business contracts and intangible personal property. The Company has allocated all amounts paid and assumed in the amount of $502,372 to the cost of software. The software is being amortized over seven years. Net book value of software at September 30, 2002 and 2001 is $287,061 and $358,833, respectively.

During the years ended September 30, 2002 and 2001, an additional $270,292 and $54,726 have been capitalized relating to the Windows 2000 version of the product. The software will be amortized over seven years. The net book value for software at September 30, 2002 is $584,981, which includes the original software purchase of the Camino Assets plus the additional capitalization.

                                CAMINOSOFT CORP.
                          NOTES TO FINANCIAL STATEMENTS


                                                September 30,
                                              ------------------
                                               2002      2001
                                              --------  --------
Software                                      $827,390  $557,098

Less accumulated amortization                  242,409   143,539
                                              --------  --------

                                              $584,981  $413,559
                                              --------  --------

Software is amortized on a straight-line basis with an average useful life of 7 years.

NOTE 5 - SHAREHOLDER'S EQUITY

During the year ended September 30, 2001, the Company issued 567,000 options to purchase the Company's common stock at prices ranging from $1.55 to $3.63 to employees and directors under the plan.

During the year ended September 30, 2001, 150,000 warrants were exercised and the Company received $150,000.

During the fiscal year ended September 30, 2001 the Company issued three year warrants to purchase 42,000 shares at $2.00 per share with a value of $107,842 for services rendered, this amount was booked as an expense on the Company financial statements.

During fiscal year ended September 30, 2002 the Company issued 26,740 shares of common stock with a value of $34,762 for executive search services rendered during the year, this amount was booked as an expense on the Company financial statements.

During the year ended September 30, 2002 the Company issued 1,472,500 shares of common stock for $1.20 per share in a private placement for a total of $1,767,000.

During the year ended September 30, 2002, 39,375 warrants and options were exercised into 39,375 shares of common stock and the Company received $19,800.

During the year ended September 30, 2002, the Company issued three year warrants to purchase 30,000 shares for $1.55 per share, with a value of $33,088 for services rendered, this amount was booked as an expense on the Company financial statements.

During the year ended September 30, 2002, warrants to purchase 500,000 shares of common stock were extended one year in conjunction with additional financing for the Company (Note 10), the value of the warrant was $176,224 this amount was recorded as deferred financing on the Company's financial statements.

                                CAMINOSOFT CORP.
                          NOTES TO FINANCIAL STATEMENTS

During the year ended September 30, 2002, the Company issued 418,375 options to purchase the Company's common stock at prices ranging from $0.95 to $1.30 to employees and directors under the year 2000 employee stock option plan.

The warrant and stock option summary and changes during the year are presented below:


                                                 Weighted
                                                  Average
                                   Number of     Exercise
                                      Shares        Price
                                  ----------       ------
Warrants and options outstanding
       At September 30, 2000      2,499,000          3.23

Warrants granted                     42,000          2.00
Options granted                     567,000          1.79
Warrants exercised                 (150,000)         1.00
Warrants options expired           (281,000)         4.15
                                  ----------       ------

Warrants and options outstanding
       At September 30, 2001      2,677,000         $2.94

Warrants granted                     85,000         $1.15
Options granted                     418,375          0.98
Warrants exercised                  (37,500)         0.50
Options exercised                    (1,875)         0.56
Warrants options expired           (611,000)         4.61
                                  ----------       ------

Warrants and options outstanding
       At September 30, 2002      2,530,000         $2.24
                                  ----------       ------

Warrants and options exercisable
       At September 30, 2002      2,208,750         $2.42
                                  ----------       ------

The following table summarizes information about warrants and employee's stock options outstanding at September 30, 2002.



               Outstanding                    Exercisable
               -----------                    -----------
                 Weighted Average             Weighted Average
                 ----------------             ----------------
Exercise                 Life        Exercise                 Exercise
Price         Options   (Months)     Price     Options        Price
-----------  ---------  ---------  ----------  --------       ------
0.56           148,000         86       $0.56   148,000        $0.56
0.73             5,000         33        0.73     5,000         0.73
0.95           379,500         58        0.95   150,000         0.95
0.97            50,000         86        0.97        --           --
1.00           500,000         11        1.00   500,000         1.00
1.04             4,000         86        1.04        --           --
1.25            25,000         86        1.25        --           --
1.30            10,000         86        1.30     1,250         1.30
1.55           330,000         81        1.55   330,000         1.55
2.00            42,000         31        2.00    42,000         2.00
3.38             2,000         86        3.38       500           --
3.56           304,000         36        3.56   302,500         3.56
3.63           260,000         25        3.63   260,000         3.63
3.87           320,500         86        3.87   319,500         3.87
5.00           150,000         86        5.00   150,000         5.00
-----------  ---------             ----------  --------     --------

0.56-$5.00   2,530,000                  $2.24 2,208,750        $2.42
-----------  ---------              --------- ---------     --------

                                CAMINOSOFT CORP.
                          NOTES TO FINANCIAL STATEMENTS


All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of the grant, and in accordance with accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value of the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share for the years ended September 30, 2002 and 2001 would have been increased to the pro forma amounts presented:



                                                  2002          2001
                                              ------------  ------------
Net loss, as reported                         $(2,516,312)  $(2,692,034)
Net loss, pro forma                           $(2,691,215)  $(2,730,967)

Basic and diluted net loss per common share,
as reported                                   $      (.25)  $      (.33)
pro forma                                     $      (.27)  $      (.33)



The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2002 and 2001, expected life of options were between 3 years and 8 years, expected volatility ranged from 9.3% to 91.76%, respectively, risk-free interest rate of 3.41% to 5.07% in 2002 and 3.4% to 6.24% in 2001, and a 0% dividend yield. The weighted average fair value on the date of grants for options and warrants granted during 2002 was $0.51 per unit. The fair value of the options and warrants granted in 2001 were $0.21 per unit.

NOTE 6 - RELATED PARTY TRANSACTION

During fiscal year ended September 30, 2002, the Company issued a three year warrant to Mr. Steven Spector (director), to purchase 30,000 shares at $1.55 per share for legal services provided to the Company by Mr. Spector.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases its facilities under noncancelable operating leases expiring at various dates through 2003. Rent expense for the current year included a lease for temporary housing for the Company's former President, which ended August 31, 2002. Future minimum rental payments required under noncancelable operating leases at September 30, 2002 are as follows:

                                CAMINOSOFT CORP.
                          NOTES TO FINANCIAL STATEMENTS



Year Ending September 30,                    Amount
-------------------------                    ------

     2003                                    $  54,226

                                             $  54,226
                                             ---------

Total rent expense for the years ended September 30, 2002 and 2001 amounted to $147,686 and $121,333.

NOTE 8 - INCOME TAXES

The effective tax rate on loss before income taxes differed from the federal statutory tax rate. The following summary reconciles income taxes at the federal statutory tax rate with the actual taxes and the effective tax rate:

                                   September 30,
                                   -------------
                                   2002    2001
                                   -----  ------
Federal statutory tax rate         (34%)   (34%)
State tax, net of federal benefit   (6%)    (6%)
Permanent differences                --   ( 1% )

Change in valuation allowance        40%     41%
                                   -----  ------
Effective tax rate                    -%      -%
                                   -----  ------



At September 30, 2002, the Company has available net operating loss carry-forwards of approximately $12,200,000 for federal income tax purposes and $7,050,000 for state income tax purposes which expire in varying amounts through 2022.

Deferred tax assets as of September 30, 2002 were $4,585,789 and primarily arise from the Company's net operating loss carry forwards. A valuation allowance of $4,585,789 was provided because it is more likely than not that the deferred taxes will not be realized.

NOTE 9 - DISCONTINUED OPERATIONS

The Company filed suit against Siemens in May 2000. During the year ended September 30, 2002, the Company received $462,000 in settlement of its claim. This amount net of the associated legal fees of $161,500 is included in discontinued operations for the year ended September 30, 2001.

NOTE 10 - SUBSEQUENT EVENT

During December 2002, the Company completed a 6% convertible debenture for up to $1,000,000. The Company will make monthly draws based on cash flow to replenish operating funds. Interest of 6% per annum will be paid in monthly installments for three years based on the unpaid principal balance. The debenture shall mature on November 27, 2005, at which time the unpaid principal amount and all accrued and unpaid interest will become due and payable in full. The debenture is convertible into shares of the Company's common stock, with the initial

                                CAMINOSOFT CORP.
                          NOTES TO FINANCIAL STATEMENTS


conversion price of $1.00 per share, however if the five day average closing price for the Company's common stock immediately prior to a disbursement is below the $1.00 initial conversion price, the average closing price for such period shall become the conversion price.