Form 10QSB
period 2002-12-31
CAMINOSOFT CORP
filed 2003-02-14
CIK 907686

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

                For the quarterly period ended December 31, 2002

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


Number of shares outstanding of each of the issuer's classes of common stock, as of February 5, 2003: 9,873,171 shares of common stock, no par value.

                 Transitional Small Business Disclosure Format:

                               YES            NO X
                                  ---           ---

                                 CAMINOSOFT CORP

                                      INDEX

                                                                           PAGE
                                                                           ----


PART  I  -  FINANCIAL  INFORMATION

Item  1.  Financial  Statements
-------------------------------

Balance  Sheets  as  of  December  31,  2002                                 3
     and  September  30,  2002

Statements  of  Operations  for  the  Three
     Months  Ended  December  31,  2002  and  2001                           4

Statements  of  Cash  Flows  for  the  Three
     Months  Ended  December  31,  2002  and  2001                           5

Note  to  the  Financial  Statements                                         6

Item 2. Management's Discussion and Analysis and Plan of Operation           8
------------------------------------------------------------------

Item  3.  Controls  and  Procedures                                         16
-----------------------------------

PART  II  -  OTHER  INFORMATION                                             17


Item  2   Changes  in  Securities  and  Use  of  Proceeds
          -----------------------------------------------

          Signature  and  Certification                               17  &  18

Item  6   Exhibits  and  Reports  on  Form  8-K

          Exhibit  4.1  Convertible  Loan  Agreement
          Dated  as  of  November  27,  2002  by  and  among
          CaminoSoft  Corp.,  BFUS  Special  Opportunities  Trust  PLC
          and  Renaissance  Capital  Group  together  with  Convertible
          Debenture  dated  November  27,  2002


          Exhibit  99.1  Certification  Pursuant  to  Section  906           19
          of  the  Sarbanes-Oxley  Act  of  2002



                                        2

                                                        PART 1
                                                  FINANCIAL INFORMATION

                                               Item 1. Financial Statements

                                                     CAMINOSOFT CORP
                                                      BALANCE SHEETS


                                                                                Unaudited                Audited
                                                                              December 31,            September, 30
                                                                                  2002                    2002
                                                                            ------------------      ------------------
ASSETS

Current assets:
   Cash and cash equivalents                                                         $181,346                $576,421
   Accounts receivable, net of allowance of $5,687 and $5,687                             261                  61,415
   Prepaid expenses                                                                     2,398                   9,592
   Deferred fiancing costs                                                             58,741                  58,741
                                                                            ------------------      ------------------

Total current assets                                                                  242,746                 706,169

Property and Equipment, net of accumulated depreciation of                              2,831                   5,468
     $28,801 and $26,164

Software, net of accumulated amortization of,                                         555,431                 584,981
     $271,959 and $242,409

Deposits                                                                                9,581                   9,581

Deferred financing costs                                                              117,483                 117,483
                                                                            ------------------      ------------------

Total assets                                                                         $928,072              $1,423,682
                                                                            ==================      ==================



LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Trade accounts payable                                                             $67,804                 $43,651
   Accrued Liabilities                                                                124,665                 153,307
   Deferred revenues                                                                   29,485                  42,176
                                                                            ------------------      ------------------

Total current liabilities                                                             221,954                 239,134

Note Payable                                                                          127,000                       -
                                                                            ------------------      ------------------

Total liabilities                                                                     348,954                 239,134

Shareholder's equity

   Common stock, no par value; authorized 100,000,000 shares;
     issued and outstanding 9,873,171 and 8,334,556 shares                         15,931,255              15,931,255

   Accumulated deficit                                                            (15,352,137)            (14,746,707)
                                                                            ------------------      ------------------

Total shareholders' equity                                                            579,118               1,184,548
                                                                            ------------------      ------------------

Total liabilities and shareholders' equity                                           $928,072              $1,423,682
                                                                            ==================      ==================

           See accompanying note to financial statements.

                                                     CAMINOSOFT CORP.
                                                 STATEMENTS OF OPERATIONS
                                                       (Unaudited)



                                                                                       Three Months Ended
                                                                                          December 31,
                                                                                  2002                    2001
                                                                            ------------------      ------------------
SALES                                                                                 $36,179                 $38,888

COST OF SALES                                                                          29,550                  21,822
                                                                            ------------------      ------------------

GROSS PROFIT                                                                            6,629                  17,066

OPERATING EXPENSES
     Sales and administrative                                                         519,035                 577,262
     Depreciation and amortization                                                      2,637                   2,637
     Research & Development                                                            90,690                       -
                                                                            ------------------      ------------------

Total operating expenses                                                              612,362                 579,899
                                                                            ------------------      ------------------

Loss from operations                                                                 (605,733)               (562,833)

OTHER INCOME
     Interest income                                                                      595                   2,159
     Interest expense                                                                    (292)                      -
                                                                            ------------------      ------------------

Total other income                                                                        303                   2,159
                                                                            ------------------      ------------------

Net loss applicable to common stock                                                  (605,430)               (560,674)
                                                                            ==================      ==================

Weighted average number of common shares outstanding:
     (basic and diluted):                                                           9,873,171               8,625,769
                                                                            ==================      ==================

Net loss per common share (basic and diluted):                                         ($0.06)                 ($0.06)
                                                                            ==================      ==================

           See accompanying note to financial statements.

                                                     CAMINOSOFT CORP
                                                 STATEMENT OF CASH FLOWS
                                                       (Unaudited)


                                                                                       Three Months Ended
                                                                                          December 31,
                                                                                     2002                    2001
                                                                            ------------------      ------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                         ($605,430)              ($560,674)
     Adjustments to reconcile net loss
       to net cash used in operating activities:
          Depreciation and amortization                                                32,187                  22,535
          Common stock warrants issued for services                                         -                  34,763
     Changes in operating assets and liabilities:
          Accounts receivable                                                          61,154                  15,561
          Other receivables                                                                 -                 150,000
          Prepaid expense                                                               7,194                       -
          Accounts payable and accrued expenses                                        (4,489)                (37,748)
          Deferred revenue                                                            (12,691)                 (4,957)
                                                                            ------------------      ------------------
Net cash used in operating activities                                                (522,075)               (380,520)

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in software technology                                                      -                 (85,622)
                                                                            ------------------      ------------------

Net cash used in investing activities                                                       -                 (85,622)

CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowing against note payable                                                   127,000                       -
     Proceeds from the issuance of common stock                                             -               1,500,000
                                                                            ------------------      ------------------


Net cash provided by financing activities                                             127,000               1,500,000
                                                                            ------------------      ------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                 (395,075)              1,033,858

CASH AND CASH EQUIVALENTS, beginning of period                                        576,421               1,283,678
                                                                            ------------------      ------------------

CASH AND CASH EQUIVALENTS, end of period                                             $181,346              $2,317,536
                                                                            ==================      ==================

           See accompanying note to financial statements.

                                 CAMINOSOFT CORP
                          NOTE TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


Basis  of  Presentation

     The accompanying financial statements of CaminoSoft Corp (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and related footnotes included in the Company's latest Annual Report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2002, and the statements of its operations for the three month periods ended December 31, 2002 and 2001, and the statements of its cash flows for the three month periods ended December 31, 2002 and 2001 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year.

Cash  and  Cash  Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Software

     Software capitalization is stated at cost. Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed" ("SFAS 86"), provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established. Amortization is computed on the straight-line and accelerated methods based upon the estimated useful life of the asset, primarily seven years. To date, the Company capitalized approximately $325,000 of such software development costs through December 31, 2002. The Company evaluates the net realizable value of the capitalized software based on estimated future undiscounted cash flows.

Research  and  Development

     Research and development costs, which consist primarily of software development costs, are expensed as incurred.

Organization

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

     In December 2001, the Company received $1,500,000 from the sale of 1,250,000 shares of restricted common stock at $1.20 per share. This investment was made by three funds: two based in the United Kingdom and one in the United States. The shares were sold in a private placement and not registered under the Securities Act of 1933, as amended. The shares may not be resold absent registration or an applicable exemption. Renaissance Capital Group, an affiliate of the largest shareholder of the Company, served as an advisor to the investment funds.

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

Notes  Payable

     During the year ended September 30, 2002, warrants to purchase 500,000 shares of common stock were extended one year in conjunction with additional financing for the Company (See Below). The value of the warrant was $176,224. This amount was recorded as deferred financing on the Company's financial statements and will be amortized over the term of the debenture.

     During December 2002, the Company issued a 6% convertible debenture for up to $1,000,000. Interest at the rate of 6% per annum is payable in monthly installments for three years based on the unpaid principal balance. The debenture matures on November 27, 2005, at which time the unpaid principal amount and all accrued and unpaid interest will become due and payable in full. The debenture is convertible, at the option of the holder, into shares of the Company's common stock, with an initial conversion price of $1.00 per share. However if the five day average closing price for the Company's common stock immediately prior to a disbursement is below the $1.00 initial conversion price, the average closing price for such period shall become the conversion price. As of December 31, 2002, the Company had borrowed $127,000.

Item  2.          Management's  Discussion  and  Analysis and Plan of Operation.

FORWARD-LOOKING  STATEMENTS

          In addition to historical information, this Quarterly Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this section. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002, the Quarterly Reports on Form 10-QSB filed by the Company and any Current Reports on Form 8-K by the Company.

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

     - We review our long-lived assets, which include property and equipment and capitalized software, for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than its carrying value, we record a write-down to reduce that asset to its estimated fair value. The fair value is determined based on discounted cash flows or appraised values depending on the nature of the asset.

     - Research and development costs, which consist primarily of software development costs, are expensed as incurred. Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed" ("SFAS 86"), provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established. As of December 31, 2002, the Company has capitalized approximately $325,000 of such software development costs.

     - Revenue from sale of product is recognized upon shipment or installation to the customer. Maintenance revenue is recognized ratably over the contract period. The Company's revenue recognition policies are in compliance with all applicable accounting regulations, including, Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. American Institute of Certified Public Accountants (AICPA), Statement of Position (SOP) 97-2, Software Revenue Recognition, and (SOP) 98-9, Modification of SOP 97-2, with Respect to Certain Transactions.

OVERVIEW

     On September 17, 1999, the Company acquired the assets (the "Camino Assets") of Camino Software Systems, Inc. ("Camino") for 468,000 shares of the Company's common stock and assumed $315,172 of certain Camino liabilities. The Camino Assets consisted of the name, Camino Software Systems, Inc., data storage management software, certain business contracts and intangible personal property. Camino had developed the Highway Server hierarchical storage management ("HSM") software. The Company has continued development on its HSM products and currently supports all levels of Novell NetWare and Microsoft Windows 2000. In addition the Company has developed HSM for inclusion in The Messaging Architects, GW Archive GroupWise email storage product. The Company has also been certified by Computer Associates as "ca smart" for compatibility with the Computer Associates BrightStor Portal and ARCServe back up products. On January 28, 2003, the Company entered into a licensing agreement with Legato Systems Inc. for the future development, customer service, marketing and distribution of certain Legato high availability products for Novell NetWare operating systems. The products specified are "StandbyServer " for NetWare, "SnapShotServer " for NetWare, and "OFFSite Archive " for NetWare. CaminoSoft and Legato are in the process of transitioning the customer service for these products.

     The Company's software provides products and integrated solution for addressing the increasing need for sophisticated management of data. Today IT departments face a variety of challenges with some of the most critical relating to data storage and management. Two of these challenges are (1) reducing the total cost of ownership of data storage by better leveraging IT resources, both hardware and people, and (2) increasing productivity by enabling better access to information, thereby making quicker and faster decisions. Our software virtualizes pools of stored data both to the end-user transparently and to the IT administrator while integrating with most operating systems and applications. CaminoSoft can reduce the back-up window, lower the overall cost of storage and enhance the value of information across the organization. Our strategy is built on the benefits our technology brings, our expanding distribution channel, and our ability to execute. As part of our current strategy:

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

     - Europe, the Middle East, Africa, Japan and Asia represent active markets for expansion, with Europe representing the first market outside North America the Company will focus on. We intend to continue to internationalize and localize our products and solutions to penetrate this marketplace. Our recent agreement with EuroTek HSM Ltd. in the UK, will provide the technical, sales and integration support for end users and distribution partners for expansion into these markets.


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

     The  Three-Month  Periods  Ended  December  31, 2002 and December 31, 2001.

     Sales during the current quarter decreased by approximately $2,700 as compared to the quarter ended December 31, 2001 as a result of the changes in sales strategy and the additional development required to execute the change from utilizing in house personnel to engaging third parties. During the current quarter, the Company continued to concentrate on the development of a sales and technical infrastructure to support the sales forces of O.E.M. partners and integrators who distribute the Company's solutions. The Company's sales have been slower than expected due primarily to a slowdown in the economy. The sales process, goals and objectives have been modified to include partner sales and technical support to provide sales and technical training, and an inside sales department to support external sales teams. Sales for the month of January 2003 have surpassed the total first quarter sales.

     Cost of sales increased by approximately $7,700 during the current quarter as compared to the quarter ended December 31, 2001. The increase is due to increased amortization as a result of additions to capitalized software. The software development amortization is expected to be the largest component of the cost of sales into the near future in conjunction with the Company's continued development with its O.E.M. partners' platforms. Gross profit decreased in the current quarter by approximately $10,500 due to slower than expected sales in conjunction with a slight increase in the cost of sales.

     Selling and administrative expenses decreased by approximately $58,000 or 10% as compared to the prior year first quarter. The decrease is due to the reorganization of the Company's sales and marketing departments in anticipation of the involvement of O.E.M. partner sales and technical personnel as part of the transition to partner and channel distribution for our products and solutions. The expense reduction plan started at the beginning of the 2001 fiscal year and has been effective to reduce expenses during the transition of preparing the infrastructure to fulfill a support role in the new sales and technical plan for distribution through partner related programs. The Company has also begun to train the Value Added Reseller channels of our distribution and software partners.

     Depreciation and amortization remained unchanged as compared to the quarter ended December 31, 2001. Research and development expense for the current quarter was approximately $91,000. Management anticipates additional research and development expense in the future associated with the new development projects that began during the quarter. During the current quarter, no development expense was capitalized under SFAS 86 for software development.

     Operating loss for the current three-month period increased by approximately $43,000 as compared to the comparable period. This increase is a result of the Company's current research and development expense, which is associated with new projects and new features.

     During the current quarter, the Company had interest income of approximately $600 as compared to approximately $2,200 in the prior year's quarter. The decrease is a result of a reduction in the average balances in the interest bearing accounts during the current quarter. Interest expense for the current quarter was approximately $300 as a result of the Company making a draw against the convertible loan agreement in December 2002.

     During the current quarter the Company continued to refocus its resources based on the completion of an internal reorganization and expense reduction plan. Since its acquisition of the Camino Assets, the Company was focused on direct sales and marketing of its products. In the current technology market, a small company sales force has a difficult time competing with other storage focused companies with much larger sales forces. The Company has now restructured to focus on the technology, while utilizing the sales forces and distribution channels of our partners. This will allow technology to be the strength of the business and allow the Company's remaining sales and marketing resources to focus on the training and support and integration of the Company's products and solutions. The Company continues the process of training sales and technical personnel from our partners and its distribution channels while conducting joint sales calls with our partners sales teams. The process of training the Computer Associates technical and sales personnel has also begun to further broaden the Company's market reach.

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

     In December 2002, the Company issued a 6% convertible debenture for up to $1,000,000. The Company will make monthly draws based on cash flow to replenish operating funds. Interest of 6% per annum will be paid in monthly installments for three years based on the unpaid principal balance. The debenture matures on November 27, 2005, at which time the unpaid principal amount and all accrued and unpaid interest will become due and payable in full. The funds will be used to help fund operations and accelerate the business plan over the next twelve months. The Company is also negotiating additional sources of equity capital in the form of a private placement of preferred convertible stock, although no assurance can be given that any additional capital will be raised.

     During the current three month period, cash decreased by approximately $395,000 as compared to an increase of approximately $1,000,000 during the three months ended December 31, 2001. The decrease was a result of an operating loss during the three months ended December 31, 2002 of approximately $605,000 net of a draw against the credit facility of $127,000 during the period. During the three month period ended December 31, 2001 the Company received $1,500,000 from the sale of Company stock, which resulted in an increase in the cash position for the three months ended December 31, 2001. The Company believes that its working capital and together with the additional financing available under the convertible debenture will be sufficient to meet its ongoing operational requirements over the next twelve months.

Need  for  additional  financing.

     Our Company may require additional financing in order to expand our business and continue operations. Our working capital requirements in the foreseeable future will depend on a variety of factors including our ability to implement our sales and marketing plan. There can be no assurance that we will be able to successfully negotiate or obtain additional financing. Our ability to obtain additional capital will be dependent on market conditions, the national economy and other factors outside our control. If adequate funds are not available or are not available at acceptable terms, our ability to finance our expansion, develop or enhance services or products or respond to competitive pressures would be significantly limited. The failure to secure necessary financing will have a material adverse effect on our business, prospects, financial condition and results of operations.

NEW  ACCOUNTING  PRONOUNCEMENTS

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFASB 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFASB 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company adopted this Statement as of October 1, 2002 and the adoption had no material impact on its financial statements.

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

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("FAS 148"), which amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of FAS 148 are effective for fiscal years ending after December 15, 2002. The adoption of FAS 148 is not expected to have a material impact on the

Company's consolidated balance sheet or results of operations. The Company will provide the interim disclosures required by FAS 148 beginning in the second quarter of fiscal 2003.

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

Item  3          Controls  and  Procedures

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

                                     PART II

                                OTHER INFORMATION


Item  2     Changes  in  Securities  and  Use  of  Proceeds

     During December 2002, the Company issued a 6% convertible debenture for up to $1,000,000. The principal amount outstanding is convertible, at the option of the holder, into shares of the Company's Common Stock with an initial conversion price of $1.00 per share. However, if the five day average closing price for the Company's common stock immediately prior to a disbursement is below the $1.00 initial conversion price, the average closing price shall become the closing price. The Debenture was issued to one institutional investor pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item  6.     Exhibits  and  Reports  on  Form  8-K

Exhibit 4.1 Convertible Loan Agreement dated as of November 27, 2002 by and among CaminoSoft Corp. BFUS Special Opportunities Trust PLC and Renaissance Capital Group together with the Convertible Debenture dated November 27, 2002.

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


                         CAMINOSOFT  CORP


Date:  February  5,  2003     /s/  Stephen  Crosson
                              ---------------------
                              Stephen  Crosson,  Chief  Executive  Officer
                              and  Chief  Accounting  Officer

                                  CERTIFICATION

I,  Stephen  Crosson,  certify  that:

     1.   I  have  reviewed  this  Quarterly Report on Form 10-QSB of CaminoSoft
          Corp.;

     2. Based on my knowledge, this Quarterly report does not contain any untrue statement of material fact of omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this Quarterly report.

     4. In my capacity as Chief Executive Officer and Chief Financial Officer. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this Quarterly report is being prepared;
          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly report (the "Evaluation Date"); and
          c. presented in this Quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have indicated in this Quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


February  5,  2003            By:  /s/  Stephen  Crosson
                              --------------------------------------------
                              Chief  Executive  Officer  and  Chief
                              Financial  Officer

Exhibit  99.1

     CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of the Quarterly Report on form 10-Q for the Quarter Ended December 31, 2002 (the "Report") by CaminoSoft Corp., the undersigned hereby certifies that:

     1.   The  Report complies in all material respects with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and
     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.


                        /s/  Stephen  Crosson
                        ---------------------
                        Stephen  Crosson
                        Chief  Executive  Officer  &  Chief  Financial  Officer

                           CONVERTIBLE LOAN AGREEMENT

                          DATED AS OF NOVEMBER 27, 2002

                                  BY AND AMONG

                                CAMINOSOFT CORP.

                                   AS BORROWER

                                       AND

                      BFSUS SPECIAL OPPORTUNITIES TRUST PLC

                                  AS THE LENDER

                                       AND

                         RENAISSANCE CAPITAL GROUP, INC.

                           AS THE AGENT FOR THE LENDER

                                TABLE OF CONTENTS

                                                                                                               Page

WITNESSETH:.......................................................................................................1



ARTICLE I. - DEFINITION OF TERMS..................................................................................1

   SECTION 1.01       DEFINITIONS.................................................................................1
   SECTION 1.02       OTHER DEFINITION PROVISIONS.................................................................7

ARTICLE II. - LOAN PROVISIONS.....................................................................................7

   SECTION 2.01       THE LOAN....................................................................................7
   SECTION 2.02       USE OF PROCEEDS.............................................................................8
   SECTION 2.03       INTEREST RATE AND INTEREST PAYMENTS.........................................................8
   SECTION 2.04       MATURITY....................................................................................8
   SECTION 2.05       REDEMPTION..................................................................................8
   SECTION 2.06       CONVERSION..................................................................................8
   SECTION 2.07       FEES AND EXPENSES...........................................................................8
   SECTION 2.08       FINDER'S FEES...............................................................................9
   SECTION 2.09       TAXES.......................................................................................9
   SECTION 2.10       SECURITY AGREEMENTS.........................................................................9

ARTICLE III. - CONDITIONS PRECEDENT..............................................................................10

   SECTION 3.01       PRE-DISBURSEMENT CONDITIONS................................................................10

ARTICLE IV. - REPRESENTATIONS AND WARRANTIES OF BORROWER.........................................................11

   SECTION 4.01       ORGANIZATION AND GOOD STANDING.............................................................11
   SECTION 4.02       AUTHORIZATION AND POWER....................................................................12
   SECTION 4.03       NO CONFLICTS OR CONSENTS...................................................................12
   SECTION 4.04       ENFORCEABLE OBLIGATIONS....................................................................12
   SECTION 4.05       NO LIENS...................................................................................12
   SECTION 4.06       FINANCIAL CONDITION........................................................................12
   SECTION 4.07       NO DEFAULT.................................................................................13
   SECTION 4.08       MATERIAL AGREEMENTS........................................................................13
   SECTION 4.09       NO LITIGATION..............................................................................13
   SECTION 4.10       TAXES......................................................................................13
   SECTION 4.11       CAPITALIZATION.............................................................................14
   SECTION 4.12       USE OF PROCEEDS............................................................................14
   SECTION 4.13       EMPLOYEE MATTERS...........................................................................14
   SECTION 4.14       EMPLOYEE BENEFIT PLANS.....................................................................15
   SECTION 4.15       COMPLIANCE WITH LAWS.......................................................................15
   SECTION 4.16       LICENSES AND PERMITS.......................................................................15
   SECTION 4.17       CONTRACTS..................................................................................16
   SECTION 4.18       SHARES ISSUABLE UPON CONVERSION............................................................16
   SECTION 4.19       INSIDER....................................................................................16
   SECTION 4.20       SUBSIDIARIES...............................................................................16
   SECTION 4.21       CASUALTIES.................................................................................16
   SECTION 4.22       INVESTMENT COMPANY ACT.....................................................................16
   SECTION 4.23       SUFFICIENCY OF CAPITAL.....................................................................17
   SECTION 4.24       CORPORATE NAMES............................................................................17
   SECTION 4.25       SENIOR OBLIGATIONS.........................................................................17


   SECTION 4.26       INSURANCE..................................................................................17
   SECTION 4.27       INTELLECTUAL PROPERTY......................................................................17
   SECTION 4.28       REAL PROPERTY..............................................................................17
   SECTION 4.29       ENVIRONMENTAL..............................................................................18
   SECTION 4.30       SURVIVAL OF REPRESENTATIONS AND WARRANTIES.................................................20
   SECTION 4.31       FULL DISCLOSURE............................................................................20

ARTICLE V. - AFFIRMATIVE COVENANTS OF BORROWER...................................................................20

   SECTION 5.01       FINANCIAL STATEMENTS, REPORTS AND DOCUMENTS................................................20
   SECTION 5.02       ANNUAL FINANCIAL STATEMENTS................................................................21
   SECTION 5.03       QUARTERLY FINANCIAL STATEMENTS.............................................................21
   SECTION 5.04       MONTHLY FINANCIAL STATEMENTS...............................................................22
   SECTION 5.05       PREPARATION OF BUDGETS.....................................................................22
   SECTION 5.06       PAYMENT OF TAXES AND OTHER INDEBTEDNESS....................................................22
   SECTION 5.07       MAINTENANCE OF EXISTENCE AND RIGHTS; CONDUCT OF BUSINESS...................................23
   SECTION 5.08       SEC FILINGS................................................................................23
   SECTION 5.09       NOTICE.....................................................................................23
   SECTION 5.10       COMPLIANCE WITH LOAN DOCUMENTS.............................................................23
   SECTION 5.11       COMPLIANCE WITH MATERIAL AGREEMENTS........................................................23
   SECTION 5.12       OPERATIONS AND PROPERTIES..................................................................23
   SECTION 5.13       BOOKS AND RECORDS; ACCESS..................................................................24
   SECTION 5.14       COMPLIANCE WITH LAW........................................................................24
   SECTION 5.15       INSURANCE..................................................................................24
   SECTION 5.16       AUTHORIZATIONS AND APPROVALS...............................................................24
   SECTION 5.17       ERISA COMPLIANCE...........................................................................24
   SECTION 5.18       FURTHER ASSURANCES.........................................................................24
   SECTION 5.19       INDEMNITY BY BORROWER......................................................................25
   SECTION 5.20       RESERVATION OF SHARES......................................................................26
   SECTION 5.21       RETENTION OF STOCK OWNERSHIP...............................................................26
   SECTION 5.22       SUBSEQUENTLY FORMED SUBSIDIARIES...........................................................26

ARTICLE VI. - NEGATIVE COVENANTS OF BORROWER.....................................................................26

   SECTION 6.01       LIMITATION ON INDEBTEDNESS.................................................................26
   SECTION 6.02       LIMITATION ON LIENS........................................................................26
   SECTION 6.03       LIMITATION ON INVESTMENTS..................................................................26
   SECTION 6.04       ALTERATION OF MATERIAL AGREEMENTS..........................................................27
   SECTION 6.05       TRANSACTIONS WITH AFFILIATES...............................................................27
   SECTION 6.06       LIMITATIONS ON ACQUISITION OF NONRELATED BUSINESS..........................................27
   SECTION 6.07       LIMITATION ON SALE OF PROPERTIES...........................................................27
   SECTION 6.08       FISCAL YEAR AND ACCOUNTING METHOD..........................................................27
   SECTION 6.09       LIQUIDATION................................................................................27
   SECTION 6.10       MATERIAL AMENDMENTS TO ARTICLES OF INCORPORATION OR BYLAWS.................................27
   SECTION 6.11       EXECUTIVE COMPENSATION.....................................................................28
   SECTION 6.12       RESTRICTED PAYMENTS........................................................................28
   SECTION 6.13       CONSOLIDATION OR MERGER....................................................................28

ARTICLE VII. - COVENANTS OF MAINTENANCE OF FINANCIAL STANDARDS...................................................28

   SECTION 7.01       FINANCIAL RATIOS AND REQUIREMENTS..........................................................28

ARTICLE VIII. - EVENTS OF DEFAULT................................................................................29


   SECTION 8.01       EVENTS OF DEFAULT..........................................................................29
   SECTION 8.02       REMEDIES UPON EVENT OF DEFAULT.............................................................30
   SECTION 8.03       PERFORMANCE BY THE LENDER..................................................................30
   SECTION 8.04       PAYMENT OF EXPENSES INCURRED BY THE LENDER.................................................30

ARTICLE IX. - REGISTRATION RIGHTS................................................................................31

   SECTION 9.01       "PIGGY-BACK" REGISTRATION..................................................................31
   SECTION 9.02       SHELF REGISTRATION.........................................................................32
   SECTION 9.03       OBLIGATIONS OF BORROWER....................................................................32
   SECTION 9.04       FURNISH INFORMATION........................................................................33
   SECTION 9.05       EXPENSES OF REGISTRATION...................................................................34
   SECTION 9.06       INDEMNIFICATION REGARDING REGISTRATION RIGHTS..............................................34
   SECTION 9.07       REPORTS UNDER THE 1934 ACT.................................................................36
   SECTION 9.08       ASSIGNMENT OF REGISTRATION RIGHTS..........................................................36
   SECTION 9.09       OTHER MATTERS..............................................................................36

ARTICLE X. - BOARD OF DIRECTORS..................................................................................37

   SECTION 10.01      BOARD REPRESENTATION OR ATTENDANCE BY OBSERVER.............................................37
   SECTION 10.02      LIMITATION OF AUTHORITY OF PERSONS DESIGNATED AS A DIRECTOR NOMINEE........................37
   SECTION 10.03      NONLIABILITY OF THE LENDER.................................................................38

ARTICLE XI. - AGENCY PROVISIONS..................................................................................38

   SECTION 11.01      THE LENDER'S REPRESENTATIONS AND WARRANTIES TO THE AGENT...................................38
   SECTION 11.02      WAIVER OF LOAN PROVISIONS OR INTEREST OR PRINCIPAL PAYMENTS................................38
   SECTION 11.03      AGENCY.....................................................................................39

ARTICLE XII. - MISCELLANEOUS.....................................................................................40
----------------------------

   SECTION 12.01      STRICT COMPLIANCE..........................................................................40
   SECTION 12.02      WAIVERS AND MODIFICATIONS..................................................................40
   SECTION 12.03      LIMITATION ON LIABILITY....................................................................40
   SECTION 12.04      CHOICE OF FORUM; CONSENT TO SERVICE OF PROCESS AND JURISDICTION............................40
   SECTION 12.05      INVALID PROVISIONS.........................................................................41
   SECTION 12.06      MAXIMUM INTEREST RATE......................................................................41
   SECTION 12.07      PARTICIPATIONS AND ASSIGNMENTS OF THE DEBENTURE............................................42
   SECTION 12.08      CONFIDENTIALITY............................................................................42
   SECTION 12.09      BINDING EFFECT.............................................................................42
   SECTION 12.10      NO THIRD PARTY BENEFICIARY.................................................................43
   SECTION 12.11      ENTIRETY...................................................................................43
   SECTION 12.12      HEADINGS...................................................................................43
   SECTION 12.13      SURVIVAL...................................................................................43
   SECTION 12.14      MULTIPLE COUNTERPARTS......................................................................43
   SECTION 12.15      KNOWLEDGE OF BORROWER......................................................................43
   SECTION 12.16      NOTICES....................................................................................43
   SECTION 12.17      GOVERNING LAW..............................................................................45

SCHEDULES TO CONVERTIBLE LOAN AGREEMENT..........................................................................47
---------------------------------------


     THIS  AGREEMENT,  dated  as  of  November 27, 2002, by and among CAMINOSOFT
CORP., a California corporation ("Borrower"), and BFSUS SPECIAL OPPORTUNITIES TRUST PLC, a public limited company registered in England and Wales ("BFSUS") (BFSUS, together with any permitted assignees or successors in interest, referred to as the "Lender"), and RENAISSANCE CAPITAL GROUP, INC., a Texas corporation, as agent for the Lender (the "Agent").

                                   WITNESSETH:

     WHEREAS, Borrower seeks to borrow up to a total of One Million Dollars ($1,000,000) from the Lender; and

     WHEREAS, Borrower has requested that the Lender provide such loan as herein provided, and that the Lender is willing to furnish such to Borrower upon the terms and subject to the conditions and for the considerations hereinafter set forth;
     NOW, THEREFORE, in consideration of the mutual promises herein contained and for other valuable consideration, receipt and sufficiency of which is acknowledged, the parties hereto agree as follows:

                        ARTICLE I. - DEFINITION OF TERMS

SECTION  1.01     DEFINITIONS.
                  -----------

     For the purposes of this Agreement, the following terms shall have the respective meanings assigned to them in this Article I or in the section or recital referred to below:

     "Affiliate" with respect to any Person shall mean a person that directly or indirectly, through one or more intermediaries, controls or is controlled by, or is under common control with, such Person.

     "Agreement  Date"  shall  mean  November  27,  2002.

     "BFSUS" shall mean BFSUS Special Opportunities Trust PLC, a public limited company registered in England and Wales.

     "Capital Expenditure" shall mean an expenditure for assets that is properly classifiable as a capital expenditure in accordance with GAAP.

     "Capital Lease" shall mean any lease of property, real or personal, which would be properly classifiable as a capital lease in accordance with GAAP.

     "Closing Fee" shall mean that amount equal to 1.0% of the commitment amount which equals Ten Thousand Dollars ($10,000), deposited by Borrower in an escrow account and which shall be applied to the Lender's reasonable closing costs and out of pocket expenses.

     "Closing Expense Fee" shall mean Seven Thousand Five Hundred Dollars ($7,500), deposited by Borrower in an escrow account and which shall be applied to the Lender's reasonable closing costs and out-of-pocket expenses.

     "Commitment Fee" shall mean that amount equal to 1.0% of the commitment amount, which equals Ten Thousand Dollars ($10,000), deposited by Borrower in an escrow account.

     "Common  Stock" shall mean Borrower's common stock, no par value per share.

     "Consolidated Trailing Twelve Months Free Cash Flow" shall mean for any Person, for the immediately preceding twelve-month period on such date, Net Income of such Person for such twelve-month period, plus (a) all deferred income tax expense of such Person and its Subsidiaries for such twelve-month period,
(b) all depreciation expense of such Person and its Subsidiaries for such twelve-month period, and (c) all amortization expense of such Person and its Subsidiaries for such twelve-month period, less capital expenditures of such Person and its Subsidiaries for such twelve-month period.

     "Conversion" or "Conversion Rights" shall mean exchange of, or the rights to exchange, the Principal Amount of the Loan, or any part thereof, for fully paid and nonassessable Common Stock on the terms and conditions provided in the Debentures.

     "Current Assets" shall mean, for any Person as of any date, the assets of such Person and its consolidated Subsidiaries which would be reflected as current assets on a consolidated balance sheet for such Person and its Subsidiaries prepared as of such date in accordance with GAAP.

     "Current Liabilities" shall mean, for any Person as of any date, the liabilities of such Person and its consolidated Subsidiaries which would be reflected as current liabilities on a consolidated balance sheet for such Person and its subsidiaries prepared as of such date in accordance with GAAP. For purposes of calculating compliance with any covenant contained in this Agreement or any other Loan Document, the principal amount of Current Liabilities shall include any balance under any revolving credit facility of Borrower, regardless of whether such revolving credit facility would be reflected as a current liability in accordance with GAAP.

     "Current Ratio" shall mean, for any Person as of any date, the ratio of such Person's Current Assets to Current Liabilities as of such date.

     "Debenture" shall mean the Debenture executed by Borrower and delivered pursuant to the terms of this Agreement, together with any renewals, extensions or modifications thereof.

     "Debtor Laws" shall mean all applicable liquidation, conservatorship, bankruptcy, moratorium, arrangement, receivership, insolvency, reorganization or similar laws from time to time in effect affecting the rights of creditors or debtors generally.

     "Default"  or  "Event of Default" shall mean any of the events specified in
Article  VIII.

     "Disbursement" shall mean any disbursement of the Loan pursuant to Section 2.01.

     "Disbursement Date" shall mean the date of any Disbursement under this Agreement and the Debenture.

     "Dividends," in respect of any corporation, shall mean (i) cash distributions or any other distributions on, or in respect of, any class of capital stock of such corporation, except for distributions made solely in shares of stock of the same class, and (ii) any and all funds, cash and other payments made in respect of the redemption, repurchase or acquisition of such stock, unless such stock shall be redeemed or acquired through the exchange of such stock with stock of the same class.

     "ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended, together with all rules and regulations issued pursuant thereto.

     "GAAP" shall mean United States generally accepted accounting principles applied on a consistent basis, set forth in the Opinions of the Accounting Principles Board of the American Institute of Certified Public Accountants or the Financial Accounting Standards Board or their successors, which are applicable in the circumstances as of the date in question. The requirement that such principles be applied on a consistent basis shall mean that the accounting principles observed in a current period are comparable in all material respects to those applied in a preceding period.

     "Governmental Authority" shall mean any government (or any political subdivision or jurisdiction thereof), court, bureau, agency or other governmental authority having jurisdiction over Borrower or any of its businesses, operations or properties.

     "Guaranty" of any Person shall mean any contract, agreement or understanding of such Person pursuant to which such Person in effect guarantees the payment of any Indebtedness of any other Person (the "Primary Obligor") in any manner, whether directly or indirectly, including, without limitation, agreements: (i) to purchase such Indebtedness or any property constituting security therefor; (ii) to advance or supply funds primarily for the purpose of assuring the holder of such Indebtedness of the ability of the Primary Obligor to make payment; or (iii) otherwise to assure the holder of the Indebtedness of the Primary Obligor against loss in respect thereof, except that "Guaranty" shall not include the endorsement by Borrower in the ordinary course of business of negotiable instruments or documents for deposit or collection.

     "Holder"  shall  mean  the  owner  of  Registrable  Securities.

     "Indebtedness" shall mean, with respect to any Person, without duplication, the following indebtedness, obligations and liabilities of such Person: (i) indebtedness for borrowed money; (ii) all obligations of such Person in respect of any Guaranty; (iii) all obligations of such Person in respect of any Capital Lease, (iv) all obligations, indebtedness and liabilities secured by any lien or any security interest on any property or assets of such Person, but only to the extent so secured; and (v) all preferred stock of such Person which is subject, at the time of calculation of Indebtedness, to a mandatory redemption requirement, valued at the greater of its involuntary redemption price or liquidation preference plus accrued and unpaid dividends, and all extensions, renewals, modifications and amendments thereto.

     "Interest Coverage Ratio" means for any period, the ratio of (a) Borrower's consolidated net income after taxes for such period (excluding Borrower's after tax gains or losses on the sale of assets (other than the sale of Inventory in the ordinary course of business) and excluding other after tax extraordinary gains or losses), plus depreciation and amortization deducted in determining net income for such period, plus interest expense for such period to (b) interest expense for such period, all as determined on a consolidated basis in accordance with GAAP.

     "Investment" in any Person shall mean any investment, whether by means of share purchase, loan, advance, capital contribution or otherwise, in or to such Person, the Guaranty of any Indebtedness of such Person, or the subordination of any claim against such Person to other Indebtedness of such Person; provided however, that "Investment" shall not include (i) any demand deposits in a duly chartered state or national bank or other cash equivalent investments or (ii) any acquisitions of equity in any other Person.

     "IRS Code" shall mean the Internal Revenue Code of 1986, as amended, together with all rules and regulations issued thereunder.

     "Lien" shall mean any lien, mortgage, security interest, tax lien, pledge, encumbrance, conditional sale or title retention arrangement, or any other interest in property designed to secure the repayment of Indebtedness, whether arising by agreement or under any statute or law, or otherwise.

     "Loan" shall mean the money lent to Borrower pursuant to this Agreement, along with any accrued, unpaid interest thereon.

     "Loan Documents" shall mean this Agreement, the Debenture and any other agreements or documents required to be executed or delivered by Borrower pursuant to the terms of this Agreement (and any amendments or supplements hereto or modifications hereof).

     "Lock-Up Agreement" shall mean the "lock-up" agreements to be executed by certain executive officers and principal shareholders of Borrower pursuant to
Section  5.21  of  this  Agreement.

     "Material Adverse Effect" or "Material Adverse Change" shall mean (i) any change, factor or event that shall (a) have a material adverse effect upon the validity or enforceability of any Loan Documents, (b) have a material adverse effect upon the financial condition, results of operations, business, properties, operations or assets of Borrower taken as a whole, or (c) have a material adverse effect upon the ability of Borrower to fulfill its obligations under the Loan Documents, or (ii) any event that causes an Event of Default or which, with notice or lapse of time or both, could reasonably be expected to become an Event of Default.

     "Net Income" shall mean, for any Person for any period, consolidated net income of such Person and its consolidated Subsidiaries for such period which would be reflected in accordance with GAAP, but excluding (a) any gain or loss arising from the sale of capital assets, (b) any gain or loss arising from any write-up or write-down of assets, (c) income or loss of any Person, substantially all of the assets of which have been acquired by such Person in any manner, to the extent that such earnings or losses were realized by such other Person prior to the date of such acquisition, (d) income or loss of any Person in which the Person has any ownership interests (other than consolidated Subsidiaries of such Person), unless such earnings have actually been received or paid by the Person or its consolidated Subsidiaries in the form of cash distributions or additional cash calls, (e) income or loss of any Person to which assets of the Person or its consolidated Subsidiaries shall have been sold, transferred or disposed of, or into which the Person shall have merged, to the extent that such earnings or losses of any other Person arise prior to the date of such transaction, (f) any gain or loss arising from the acquisition of any securities of the Person or any of its consolidated Subsidiaries, and (g) any extraordinary gain or loss realized by such Person or any of its consolidated Subsidiaries during such period.

     "Obligation" shall mean: (i) all present and future Indebtedness, obligations and liabilities of Borrower to the Lender arising pursuant to this Agreement, regardless of whether such Indebtedness, obligations and liabilities are direct, indirect, fixed, contingent, joint, several, or joint and several;
(ii) all present and future Indebtedness, obligations and liabilities of Borrower to the Lender arising pursuant to or represented by the Debenture and all interest accruing thereon, and reasonable attorneys' fees incurred in the enforcement or collection thereof; (iii) all present and future Indebtedness, obligations and liabilities of Borrower evidenced by or arising pursuant to any of the Loan Documents; (iv) all costs incurred by the Lender or the Agent including, but not limited to, reasonable attorneys' fees and legal expenses related to this transaction; and (v) all renewals, extensions and modifications of the indebtedness referred to in the foregoing clauses, or any part thereof.

     "Permits"  shall  have  the  meaning  set  forth  in  Section  4.16.

     "Permitted Indebtedness" shall mean Indebtedness outstanding as of the date hereof or incurred in compliance with Section 6.01 and the other terms of this Agreement that constitutes (i) obligations under Capital Leases, (ii) letters of credit, (iii) debt associated with Permitted Liens, (iv) Subordinated Debt, (v) purchase money Indebtedness, (vi) Indebtedness under this Agreement or the Debenture, and (vii) any refunding, refinancing or extension of any of the above.

     "Permitted Liens" shall mean: (i) Liens (if any) granted for the benefit of the Lender; (ii) Liens to secure the Permitted Indebtedness; (iii) pledges or deposits made to secure payment of worker's compensation insurance (or to participate in any fund in connection with worker's compensation insurance), unemployment insurance, pensions or social security programs; (iv) Liens imposed by mandatory provisions of law such as for carriers', landlord's, materialmen's, mechanics', warehousemen's, vendors' and other like Liens arising in the ordinary course of business, securing Indebtedness whose payment is made within 30 days of the date such Lien arises, or that are being contested in good faith by appropriate proceedings as to which adequate reserves have been established to the extent required by GAAP; (v) Liens for taxes, assessments and governmental charges or levies imposed upon a Person or upon such Person's income or profits or property, if the same are not yet due and payable or if the same are being contested in good faith and as to which adequate cash reserves have been provided or if an extension is obtained with respect thereto; (vi) Liens arising from good faith deposits in connection with tenders, leases, bids or contracts (other than contracts involving the borrowing of money), pledges or deposits to secure public or statutory obligations and deposits to secure (or in lieu of) surety, stay, appeal or customs bonds and deposits to secure the payment of taxes, assessments, customs duties or other similar charges; (vii) encumbrances consisting of zoning restrictions, easements, reservations, licenses, covenants and other minor irregularities of title or other restrictions on the use of real property (whether owned or leased), provided that such items do not materially impair the intended use of such property, and none of which is violated by Borrower's existing structures or land use; and
(viii) mortgages, financing statements, equipment leases or other encumbrances incurred in connection with the acquisition of property or equipment or the replacement of existing property or equipment, provided that such liens shall be limited to the property or equipment then being acquired.

     "Person" shall include an individual, a corporation, a joint venture, a general or limited partnership, a trust, an unincorporated organization or a government or any agency or political subdivision thereof.

     "Plan" shall mean an employee benefit plan or other plan maintained by Borrower for employees of Borrower and covered by Title IV of ERISA, or subject to the minimum funding standards under Section 412 of the IRS Code.

     "Principal Amount" shall mean, as of any time, the then outstanding principal amount of the Debenture as may be due and owing after any conversions or redemptions and after any installment principal payments received by the Lender. "Registrable Securities" shall mean (a) the Common Stock issuable upon Conversion of the Debenture and (b) any Common Stock issued upon the exercise of any warrant, right or other security that is issued with respect to the Common Stock by way of (i) a stock dividend; (ii) any other distribution with respect to, or in exchange for, or in replacement of Common Stock; (iii) a stock split; and (iv) in connection with a combination of shares, recapitalization, merger or consolidation excluding in all cases, however, any Common Stock that is not a Restricted Security and any Registrable Securities sold or transferred by a Person in a transaction in which the rights under this Agreement are not assigned.

     "Registrable Securities Then Outstanding" shall mean the Registrable Securities then outstanding.

     "Renaissance Group" shall mean Renaissance Capital Group, Inc., a Texas corporation.

     "Restricted Security" shall mean a security that has not been (i) registered under the 1933 Act or (ii) distributed to the public pursuant to Rule 144 (or any similar provisions that are in force) under the 1933 Act.

     "SEC" shall mean the Securities and Exchange Commission, or any other federal agency at the time administering the 1933 Act and the 1934 Act.

     "1933 Act" shall refer to the Securities Act of 1933, as amended, or any similar federal statute and rules and regulations promulgated thereunder, all as the same may be in effect from time to time.

     "1934 Act" shall refer to the Securities Exchange Act of 1934, as amended, or any similar federal statute and rules and regulations promulgated thereunder, all as the same may be in effect from time to time.

     "1940 Act" shall refer to the Investment Company Act of 1940, as amended, or any similar federal statute and rules and regulations promulgated thereunder, all as the same may be in effect from time to time.

     "Senior Documents" shall mean all loan documents evidencing the Senior Obligations, as each may now or hereafter be amended, modified, supplemented, renewed or extended from time to time.

     "Senior Obligations" shall mean one or more senior debt facilities (including loans and other extensions of credit under the Senior Documents) with banks or other lenders providing for revolving credit loans, term loans, asset-based secured loans, capital expenditure loans, or letters of credit, or any other indebtedness senior to the Loan, as now existing or hereafter incurred, and, in each case, as amended, restated, modified, renewed or extended from time to time.

     "Solvent" shall mean, with respect to any Person on a particular date, that on such date: (i) the fair value of the assets of such Person is greater than the total amount of liabilities of such Person; (ii) the estimated present fair salable value, in the ordinary course of business, of the assets of such Person is not less than the amount that will be required to pay the probable liability of such Person on its debts as they become absolute and matured; (iii) such Person is able to realize upon its assets and pay its debts and other liabilities, contingent obligations and other commitments as they mature in the normal course of business; (iv) such Person does not intend to, and does not believe that it will, incur debts or liabilities beyond such Person's ability to pay as such debts and liabilities mature; and (v) such Person is not engaged in business or a transaction, and is not about to engage in business or a transaction, for which such Person's assets would constitute unreasonably small capital after giving due consideration to the prevailing practice in the industry in which such Person is engaged. In computing the amount of contingent liabilities at any time, it is intended that such liabilities will be computed at the amount which, in light of all the facts and circumstances existing at such time, represents the amount that can reasonably be expected to become an actual or matured liability.

     "Subordinated Debt" shall mean any indebtedness of Borrower, now existing or hereafter incurred, which indebtedness is, by its terms, junior in right of repayment to the payment of the Debenture.

     "Subsidiary" or "Subsidiaries" shall mean any or all corporations or entities, whether now existing or hereafter acquired, of which over 50% the Voting Shares or equity interests are owned, directly or indirectly, by Borrower.

     "Voting Shares" of any corporation shall mean shares of any class or classes (however designated) having ordinary voting power for the election of at least a majority of the members of the Board of Directors (or other governing bodies) of such corporation, other than shares having such power only by reason of the happening of a contingency.

SECTION  1.02     OTHER  DEFINITION  PROVISIONS.
                  ------------------------------

     (a) All terms defined in this Agreement shall have the above-defined meanings when used in the Debenture or any other Loan Documents, certificate, report or other document made or delivered pursuant to this Agreement, unless the context therein shall otherwise require.

     (b) Defined terms used herein in the singular shall import the plural and vice versa.

     (c) The words "hereof," "herein," "hereunder" and similar terms, when used in this Agreement, shall refer to this Agreement as a whole and not to any particular provision of this Agreement.

     (d) References to financial statements and reports shall be deemed to be a reference to such statements and reports prepared in accordance with GAAP.

     (e) Accounting terms not specifically defined above in this Agreement shall be construed in accordance with GAAP.

                          ARTICLE II. - LOAN PROVISIONS

SECTION  2.01     THE  LOAN.
                  ----------

     Subject to the terms and conditions of this Agreement, and the compliance with such terms and conditions by all parties, the Lender agrees to lend to Borrower, and Borrower agrees to borrow from the Lender, the total Principal
Amount  of  up  to  One  Million  Dollars  ($1,000,000)  as  follows:

     (a) The Loan will be disbursed in increments within five (5) days after receipt by the Agent of a certified cash flow statement from Borrower delivered to the Agent within fifteen (15) days of the end of the month. The Disbursement will be in the amount of the negative cash flow from operations of Borrower for the month, as shown in the certificate or such lesser amount as may be requested by Borrower. No Disbursement will be made, unless Borrower's cash balance at the end of the month, as shown on its certificate, is below $300.000 and the Section
7.01 Financial Ratios and Requirements are satisfied, as stated in the certificate.

     (b) The Debenture shall rank pari passu with all Indebtedness of Borrower, other than the Subordinated Debt.

     (c) Unless otherwise mutually agreed, Disbursements shall be at the offices of Renaissance Group, 8080 N. Central Expressway, Suite 210, Dallas, Texas.

     (d) If, within thirty (30) days of the date of this Agreement, (i) Borrower has failed to comply with the conditions precedent to the Loan as specified in
Article III hereof (unless compliance with such conditions in whole or in part has been waived or modified by the Lender in its sole discretion) or (ii) requested Disbursements have not occurred, other than as a result of any failure of the Lender to comply with the terms of this Agreement, then, in either such case, the obligations of the Lender under this Agreement shall terminate; provided, however, that Borrower shall be obligated for payment of the fees and expenses provided in Section 2.07 due and payable as of such date of termination.

SECTION  2.02     USE  OF  PROCEEDS.
                  ------------------

     (a)  Borrower  intends  to  use  the  Loan  proceeds  for  working capital.

     (b) Borrower hereby acknowledges that the proceeds from the Loan shall be of benefit to Borrower for the growth of its business by providing capital which will provide additional opportunities for Borrower.


SECTION  2.03     INTEREST  RATE  AND  INTEREST  PAYMENTS.
                  ----------------------------------------

     Interest on the outstanding Principal Amount shall accrue at the rate of 6.00% per annum, with the first installment of accrued, unpaid interest being due and payable on February 1, 2003, and subsequent payments of accrued, unpaid interest being due and payable on the first day of each month thereafter. Overdue principal and interest on the Debenture shall bear interest at the maximum rate permitted by applicable law. Interest on the Principal Amount of the Debenture shall be calculated, from time to time, on the basis of the actual days elapsed in a year consisting of 365 days.

SECTION  2.04     MATURITY.
                  ---------

     If not sooner redeemed or converted, the Debenture shall mature on November 27, 2005, at which time all the unpaid principal, interest and any other charges, fees and payments then due under this Agreement shall be due and payable in full. Notwithstanding the foregoing, the Debentures shall be prepaid pro rata with any prepayments of Indebtedness.

SECTION  2.05     REDEMPTION.
                  -----------

     The  Debenture shall be subject to redemption as provided in the Debenture.

SECTION  2.06     CONVERSION.
                  -----------

     The  Debenture shall be subject to conversion as provided in the Debenture.

SECTION  2.07     FEES  AND  EXPENSES.
                  -------------------

     On the Agreement Date, Borrower shall pay to the Agent, or at its direction, the Commitment Fee, the Closing Fee and the Closing Expense Fee, all as set forth in the Preliminary Outline of Terms, dated November 13, 2002, between Borrower and Renaissance Group.

SECTION  2.08     FINDER'S  FEES.
                  ---------------

     Borrower represents to the Lender that no placement fees, commissions, brokerage or finder's fees were incurred by Borrower in connection with this Agreement or the Debenture. Borrower shall be responsible for the payment of all such placement fees, commissions, brokerage or finder's fees.

SECTION  2.09     TAXES.
                  ------

     (a) The Debenture shall be convertible into shares of Common Stock and on such terms as are stated in the Debenture. Such conversion shall be made without deduction for any present or future taxes, duties, charges or withholdings (excluding, in the case of the Lender, any foreign taxes, any federal, state or local income taxes and any franchise taxes or taxes imposed upon it by the jurisdiction, or any political subdivision thereof, under which the Lender is organized or are qualified to do business), and all liabilities with respect thereto (herein "Taxes") shall be paid by Borrower. If Borrower shall be required by law to deduct any Taxes for which Borrower is responsible under the preceding sentence from any sum payable hereunder to the Lender: (i) the sum payable shall be increased so that after making all required deductions, the Lender shall receive an amount equal to the sum it would have received had no such deductions been made; (ii) Borrower shall make such deductions; and (iii) Borrower shall pay the full amount deducted to the relevant taxing authority or other authority in accordance with applicable law. Borrower shall be entitled to any refunds or returns from any such taxing authority.

     (b) Except as otherwise set forth in this Agreement or the other Loan Documents, Borrower shall pay any present or future stamp or documentary taxes or any other excise or property taxes, charges or similar levies which arise from any payment made hereunder or under the Loan Documents or from the execution, delivery or registration of, or otherwise with respect to, this Agreement or the other Loan Documents (hereinafter referred to as "Other Taxes").

     (c) Borrower shall indemnify the Lender for the full amount of Taxes and Other Taxes reasonably paid by the Lender or any liability (including any penalties or interest assessed because of Borrower's defaults) arising therefrom or with respect thereto, whether or not such Taxes or Other Taxes were correctly or legally asserted. This indemnification shall be made within thirty (30) days from the date the Lender makes written demand therefor. The Lender shall subrogate any and all rights and claims relating to such Taxes and Other Taxes to Borrower upon payment of said indemnification.

     (d) Without prejudice to the survival of any other agreement of Borrower hereunder, the agreements and obligations of Borrower in this Section 2.09 shall survive the payment in full of the Obligation.

     (e) Borrower shall have no liability or obligation with respect to taxes on income recognized by the Lender with respect to the Debenture.

SECTION  2.10     SECURITY  AGREEMENTS.
                  --------------------

     The due and prompt performance of the obligations of Borrower to the Lender under the Loan Agreement and the Debenture shall be secured by all tangible and intangible assets of Borrower (exclusive of mortgages on real property) and shall be evidenced by a Security Agreement executed by and between the Lender and Borrower. Financing statements shall be executed in favor of the Lender by Borrower.

                      ARTICLE III. - CONDITIONS PRECEDENT

SECTION  3.01     PRE-DISBURSEMENT  CONDITIONS.
                  -----------------------------

     The obligation of the Lender to advance funds to Borrower is subject to the condition precedent that, on or before the date of each such Disbursement, the Lender shall have received the following:

     (a) Loan Agreement. Duly executed Loan Agreement from Borrower, which shall
         --------------
be in form and substance satisfactory to the Lender, Borrower and each of their counsel.

     (b)  Debenture.  Duly executed Debenture from Borrower evidencing the Loan,
          ---------
which  shall  be in form and substance acceptable to the Lender and its counsel.

     (c)  Borrower's  Security  Agreement. Duly executed Security Agreement from
          -------------------------------
Borrower, which shall be in form and substance acceptable to the Lender and its counsel.

     (d)  CEO's Certificate. A certificate signed by the chief executive officer
          -----------------
of Borrower, in his capacity as such, and dated as of the Agreement Date stating that, to the best knowledge and belief of such officer, after reasonable and due investigation and review of matters pertinent to the subject matter of such certificate: (i) all of the representations and warranties contained in Article IV hereof and the other Loan Documents are true and correct in all material respects as of the Agreement Date; and (ii) no event has occurred and is continuing, or would result from the Loan, which constitutes, or with notice or lapse of time or both would constitute, a Default or an Event of Default.

     (e)  Secretary's  Certificate.  A  signed  certificate  of the Secretary of
          ------------------------
Borrower which shall certify (i) copies of the Articles of Incorporation (or other organizational document) of Borrower and all amendments thereto, certified by the Secretary of State of the state of incorporation (or other appropriate authority) and dated within ten (10) days prior to the Agreement Date; (ii) a copy of the Bylaws of Borrower and all amendments thereto certified by the Secretary of Borrower as of the date of such certification; (iii) copies of resolutions, as adopted by Borrower's Board of Directors, approving the execution, delivery and performance, as applicable, of this Agreement, the Debenture and the other Loan Documents, including the transactions contemplated herein, stating that such resolutions have been duly adopted, are true and correct, have not been altered or repealed and are in full force and effect;
(iv) certificates of good standing (or other similar instrument) for Borrower issued by the appropriate official of the state of incorporation of Borrower and certificates of qualification and good standing for Borrower issued by the appropriate official of each of the states for which Borrower is required to be qualified to do business as a foreign corporation, dated within ten (10) days prior to the Agreement Date; and (v) the names of the officers of Borrower authorized to sign the Loan Documents to be executed by such officer, together with the true signatures of each such officer. It is herewith stipulated and agreed that the Lender may thereafter rely conclusively on the validity of this certificate as a representation of the officers of Borrower duly authorized to act with respect to the Loan Documents until such time as the Lender shall receive a further certificate of the Secretary or Assistant Secretary of Borrower canceling or amending the prior certificate and submitting the signatures of the officers thereupon authorized in such further certificate.

     (f)  Legal  Opinion.  A  legal opinion from counsel to Borrower in form and
          --------------
substance  reasonably  satisfactory  to  the  Lender  and  its  counsel.

     (g)  "Lock-Up"  Agreements.  "Lock-Up"  Agreements from certain officers of
          ---------------------
Borrower named in Section 5.21 hereof, in form and substance reasonably satisfactory to the Agent and its counsel.

     (h) Filings, Registrations and Recordings. Each document including, without
         -------------------------------------
limitation, any Uniform Commercial Code financing statement required by this Agreement, any related agreement or under law or reasonably requested by the Agent to be filed, registered or recorded in order to create, in favor of the Agent, a perfected security interest in or lien upon the Collateral shall have been properly filed, registered or recorded in each jurisdiction in which the filing, registration or recordation thereof is so required or requested, and the Agent shall have received an acknowledgment copy, or other evidence reasonably satisfactory to it, of each such filing, registration or recordation and satisfactory evidence of the payment of any necessary fee, tax or expense relating thereto.

(i)     No  Litigation.
        --------------

     (i) No litigation, investigation or proceeding before or by any arbitrator or Governmental Body shall be continuing or threatened against Borrower or against the officers or directors of Borrower (A) in connection with this Agreement, the Other Documents or any of the transactions contemplated thereby and which, in the reasonable opinion of the Agent, is deemed material or (B) which could, in the reasonable opinion of the Agent, have a Material Adverse Effect; and

     (ii) no injunction, writ, restrain-ing order or other order of any nature materially adverse to Borrower or the conduct of its business or inconsistent with the due consummation of the Transactions shall have been issued by any Governmental Body.

     (j) Fees. The Agent shall have received the Commitment Fee, Closing Fee, Closing Expense Fee payable to the Agent and the Lender on or prior to the date of Disbursement.

     (k) Consents. The Agent shall have received any and all Consents necessary to permit the effectuation of the transactions contemplated by this Agreement and the Other Documents; and, the Agent shall have received such Consents and waivers of such third parties as might assert claims with respect to the Collateral, as the Agent and its counsel shall reasonably deem necessary.

     (l) No Adverse Material Change. Since December 31, 2001, there shall not have occurred any event, condition or state of facts at Borrower which could reasonably be expected to have a Material Adverse Effect and, taken as a whole, no representations made or information supplied to the Agent or the Lender shall have been proven to be inaccurate or misleading in any material respect.

            ARTICLE IV. - REPRESENTATIONS AND WARRANTIES OF BORROWER

     To induce the Lender to make the Loan hereunder, Borrower represents and warrants to the Lender that at each Disbursement Date:

SECTION  4.01     ORGANIZATION  AND  GOOD  STANDING.
                  ----------------------------------

     Borrower is duly organized and existing in good standing under the laws of the state of its incorporation, is duly qualified as a foreign corporation and in good standing in all states in which failure to qualify would have a Material Adverse Effect, and has the corporate power and authority to own its properties and assets and to transact the business in which it is engaged and is or will be qualified in those states wherein it proposes to transact material business operations in the future if the failure to so qualify would have a Material Adverse Effect.

SECTION  4.02     AUTHORIZATION  AND  POWER.
                  --------------------------

     Borrower has the corporate power and requisite authority to execute, deliver and perform the Loan Documents to be executed by Borrower. Borrower is duly authorized to, and has taken all corporate action necessary to authorize, execute, deliver and perform the Loan Documents executed by Borrower. Borrower is and will continue to be duly authorized to perform the Loan Documents executed by Borrower.

SECTION  4.03     NO  CONFLICTS  OR  CONSENTS.
                  ----------------------------

     Except as disclosed on SCHEDULE 4.03, neither the execution and delivery of the Loan Documents, nor the consummation of any of the transactions therein contemplated, nor compliance with the terms and provisions thereof, will contravene or materially conflict with any judgment, license, order or permit applicable to Borrower, or any indenture, loan agreement, mortgage, deed of trust, or other agreement or instrument to which Borrower is a party or by which Borrower is or may become bound, or to which Borrower is or may become subject, or violate any provision of the charter or bylaws of Borrower or trigger any preemptive rights or rights of first refusal of any third party. No consent, approval, authorization or order of any court or governmental authority or third party is required in connection with the execution and delivery by Borrower of the Loan Documents or to consummate the transactions contemplated hereby or thereby except those that have been obtained.

SECTION  4.04     ENFORCEABLE  OBLIGATIONS.
                  -------------------------

     The Loan Documents have been duly executed and delivered by Borrower and are the legal, valid and binding obligations of Borrower, enforceable in accordance with their respective terms.

SECTION  4.05     NO  LIENS.
                  ----------

     Except for Permitted Liens, all of the properties and assets owned or leased by Borrower are free and clear of all Liens and other adverse claims of any nature, and Borrower has good and marketable title to such properties and assets. A true and complete list of all known or recorded liens for borrowed money is disclosed on SCHEDULE 4.05.

SECTION  4.06     FINANCIAL  CONDITION.
                  ---------------------

     Borrower has delivered to the Lender the balance sheet of Borrower as of December 31, 2001, and the related statement of income, stockholders' equity and statement of cash flow for the year then ended, audited by its independent certified public accountant. Borrower has also delivered to the Lender the unaudited balance sheet of Borrower as of September 30, 2002 and the related unaudited statement of income, stockholders' equity and statement of cash flow for the three (3) months and nine (9) months then ended. Such financial statements fairly present the financial condition of Borrower as of such dates and have been prepared in accordance with GAAP (except that unaudited financial statements omit certain footnotes); and as of the date hereof, there are no obligations, liabilities or Indebtedness (including contingent and indirect liabilities and obligations) of Borrower which are (separately or in the aggregate) material and are not reflected in such financial statements or otherwise disclosed herein or in the Schedules. Since the date of the above-referenced year end financial statements, there have not been, except as disclosed in SCHEDULE 4.06: (i) any Material Adverse Change; (ii) any Dividend declared or paid or distribution made on the capital stock of Borrower or any capital stock thereof redeemed or repurchased; (iii) any incurrence of long-term debt by Borrower; (iv) any salary, bonus or compensation increases to any officers, key employees or agents of Borrower, other than in the ordinary course of business and consistent with past practice; or (v) any other material transaction entered into by Borrower, except in the ordinary course of business and consistent with past practice.

SECTION  4.07     NO  DEFAULT.
                  ------------

     No event has occurred and is continuing which constitutes, or, with notice or lapse of time or both, would constitute, a Default or an Event of Default under this Agreement.

SECTION  4.08     MATERIAL  AGREEMENTS.
                  ---------------------

     To the best of Borrower's knowledge, neither Borrower nor any other party is in default, and no event has occurred and is continuing which, with notice or lapse of time or both, would constitute a default, under any contract, lease, loan agreement, indenture, mortgage, security agreement, license agreement or other agreement or obligation to which it is a party or by which any of its properties is subject which could reasonably be expected to have a Material Adverse Effect, except as described on SCHEDULE 4.08. To the best of Borrower's knowledge, it is not a party to, or bound by, any contract or agreement, the faithful performance of which is so onerous so as to create, or to likely create, a Material Adverse Effect on the business, operations or financial condition of Borrower.

SECTION  4.09     NO  LITIGATION.
                  ---------------

     Except as disclosed on SCHEDULE 4.09, there are no actions, suits, investigations, arbitrations or administrative proceedings pending or, to the best knowledge of Borrower, threatened, against Borrower, and there has been no change in the status of any of the actions, suits, investigations, litigation or proceedings disclosed to the Lender which could reasonably be expected to have a Material Adverse Effect on Borrower or on any transactions contemplated by any Loan Document. Borrower has not received any claim that Borrower currently violates any federal, state or local law, ordinance, rule or regulation, which could have an adverse effect on its business and, to the best of Borrower's knowledge, no such claim is or has been threatened; and, except as disclosed on
SCHEDULE 4.09, there have been no developments adverse to Borrower with respect to any pending or threatened claim, action or proceeding of an administrative or judicial nature.

SECTION  4.10     TAXES.
                  ------

     All tax returns required to be filed by Borrower in any jurisdiction have been filed and all taxes (including mortgage recording taxes), assessments, fees and other governmental charges upon Borrower or upon any of its properties, income or franchises now due have been paid, in each case, except where the same are being contested in good faith by appropriate proceedings, as disclosed on
SCHEDULE  4.10.

Except as disclosed on SCHEDULE 4.10, Borrower has not received any notice of deficiency or other adjustment from any taxing authority that is unresolved as of the Agreement Date. No audit or examination, claim or proposed assessment by any taxing authority is pending or, to the best knowledge of Borrower, threatened against Borrower or any of its properties. All ad valorem and other property taxes imposed on Borrower, or that may become a lien on Borrower's assets and that are due and payable, have been paid in full. Borrower has withheld or collected from each payment made to each of its U.S. employees the amount of all taxes (including federal income taxes, Federal Insurance Contributions Act ("FICA") taxes, and state and local income, payroll, and wage taxes, among others) required to be withheld or collected.

SECTION  4.11     CAPITALIZATION.
                  ---------------

     The authorized capital stock of Borrower consists of five thousand (5,000) shares of Preferred Stock, of which zero (0) shares are issued and outstanding as of the date hereof, and one hundred million (100,000,000) shares of Common Stock, no par value per share, of which nine million eight hundred thirty-five thousand six hundred seventy-one (9,835,671) shares of Common Stock are issued and outstanding as of the date hereof. All of such outstanding shares have been duly authorized and validly issued, are fully paid and nonassessable, and were not issued in violation of the preemptive rights or rights of first refusal of any person. SCHEDULE 4.11 sets forth all stock options, warrants, conversion rights, subscription rights, preemptive rights, rights of first refusal and other rights or agreements to acquire securities of Borrower and any shares held in treasury or reserved for issuance upon exercise of such stock options, warrants or conversion rights, subscription rights and other rights or agreements to acquire securities, including the date of termination of such rights and the consideration therefor. As of the Agreement Date, Borrower does not have a class of securities with respect to which a member of a national securities exchange, broker or dealer may extend or maintain credit to or for a customer pursuant to rules or regulations adopted by the Board of Governors of the Federal Reserve System under Section 7 of the 1934 Act. Borrower has, and will continue to have as long as the Debenture remains outstanding, authorized and reserved an adequate number of shares of Common Stock to permit Conversion of the Debenture.

SECTION  4.12     USE  OF  PROCEEDS.
                  ------------------

     Borrower intends to use proceeds from the Loan as disclosed in Section 2.02 hereof.

SECTION  4.13     EMPLOYEE  MATTERS.
                  ------------------

     (a) Borrower is not a party to any collective bargaining agreement and is not aware of any activities of any labor union that is currently seeking to represent or organize its employees.

     (b) Borrower is in compliance with all federal, state and municipal laws respecting employment and employment practices, occupational health and safety, and wages and hours, and is not engaged in any unfair labor practice, and there are no arrears in the payment of wages or social security taxes.

     (c) There is no unfair labor practice complaint against Borrower pending before the National Labor Relations Board or any state or local agency .

     (d) There is no pending labor strike or other material labor trouble affecting Borrower (including, without limitation, any organizational drive).

     (e)  There  is  no  material  labor  grievance  pending  against  Borrower.

     (f) There is no pending representation question respecting the employees of Borrower before any local, state or federal agency.

     (g) There are no pending proceedings arising out of or under any collective bargaining agreement to which Borrower is a party, or to the best knowledge of Borrower, any basis for which a claim may be made under any collective bargaining agreement to which Borrower is a party.

     (h) There are no pending proceedings arising out of any employment discrimination claim or any basis for which any such claim may be made.

SECTION  4.14     EMPLOYEE  BENEFIT  PLANS.
                  -------------------------

     SCHEDULE 4.14 lists (i) any "employee benefit plans" as described in the Employee Retirement Income Security Act of 1974, as amended, and the rules and regulations promulgated thereunder ("ERISA") (other than a defined contribution pension plan not requiring any contribution by Borrower, paid time-off policy or vacation/holiday/sick leave policy, and employee group life and health plans that are fully funded through commercial insurance); and (ii) any defined benefit "employee pension benefit plans" (as defined in ERISA). Neither Borrower nor, to the best knowledge of Borrower, any other person has engaged in a transaction with respect to any employee benefit plan listed or required to be listed on SCHEDULE 4.14 which could subject any such plan, Borrower or the Lender to a penalty under ERISA or a tax under the Internal Revenue Code of 1986, as amended (the "Code"), except for those transactions which could not reasonably be expected to have a Material Adverse Effect. Each of the employee benefit plans listed, or required to be listed, on SCHEDULE 4.14 has been operated and administered in accordance with applicable law, including without limitation ERISA, except for any such failure which would not subject Borrower or the Lender to any penalty or other liability and except for any such failure which would not have an adverse effect upon the applicable plan or any participant therein. Borrower has not incurred, nor presently expects to incur, any liability under Title IV of ERISA that could result in liability to the Lender or Borrower. Each employee benefit plan listed or required to be listed on SCHEDULE 4.14 that is a group health plan within the meaning of Section 5000(b)(1) of the Code, is in compliance with the provisions of Section 4980B(f) of the Code, except for any such non-compliance which would not subject Borrower or the Lender to any penalty or liability and except for any such failure which would not have an adverse effect upon the applicable plan or any participant therein. There is not any pending or, to the best knowledge of Borrower, threatened claim by or on behalf of any employee benefit plan, by any employee covered under any such plan or otherwise involving any employee benefit plan (other than routine non-contested claims for benefits).

SECTION  4.15     COMPLIANCE  WITH  LAWS.
                  -----------------------

     Borrower has all requisite licenses, permits and certificates including without limitation, drug, environmental and health and safety permits from federal, state and local authorities necessary to conduct its business and own and operate its assets (collectively, the "Permits"). Except as set forth on
SCHEDULE 4.15, Borrower is not in violation of any law, regulation or ordinance relating to its business, operations and properties which, individually or in the aggregate, could have a Material Adverse Effect, and the business and operations of Borrower do not violate, in any material respect, any federal, state, local or foreign laws, regulations or orders. Except as set forth on
SCHEDULE 4.15, Borrower has not received any notice or communication from any federal, state, local or foreign governmental or regulatory authority or agency including without limitation, the U.S. Food and Drug Administration of any such violation or noncompliance. To the best of its knowledge, Borrower has not engaged in any practices in violation of any antitrust law or regulation of any federal, state, local or foreign Governmental Authority.

SECTION  4.16     LICENSES  AND  PERMITS.
                  -----------------------

     Borrower has all licenses and franchises relating to the operation of their respective businesses as are necessary and required for such ownership and operation, all of which are in good standing and, except as expressly set forth on SCHEDULE 4.16, are not subject to renewal within less than one (1) year.

SECTION  4.17     CONTRACTS.
                  ----------

     SCHEDULE 4.17 lists all contracts to which Borrower is a party involving obligations in respect of the business for payment, performance of services or delivery of goods in excess of $25,000 or which require Borrower to continue to perform for a period of longer than twelve (12) months (the "Scheduled
Contracts"). Borrower has delivered to the Lender true and correct copies of all the Scheduled Contracts. All of such Scheduled Contracts are valid and binding obligations of Borrower, are in full force and effect, and, to the best knowledge of Borrower, are enforceable against the parties thereto in accordance with their respective terms. Borrower has not received any notice that the other parties to the Scheduled Contracts are (i) in default under such Scheduled Contracts, or (ii) consider Borrower to be in default thereunder. Except as expressly noted in SCHEDULE 4.17, to the best knowledge of Borrower, no party to any of the Scheduled Contracts intends to terminate or adversely modify its agreement(s) with respect thereto or adversely change the volume of business done thereunder.

SECTION  4.18     SHARES  ISSUABLE  UPON  CONVERSION.
                  -----------------------------------

     The shares of Common Stock of Borrower when issued to the Lender upon conversion of and in accordance with the Debenture, will be duly and validly issued, fully paid and nonassessable and in compliance with all applicable securities laws. Such issuance will not give rise to preemptive rights, rights of first refusal or similar rights by any other security holder of Borrower.

SECTION  4.19     INSIDER.
                  --------

     (a) Borrower's SEC reports for the 12 months prior to the date hereof disclose all material transactions required to be disclosed therein.

     (b) All agreements between Borrower and any of its officers, directors and principal shareholders, including employment agreements, are disclosed in the reports and filings made with the SEC or listed on SCHEDULE 4.19.

SECTION  4.20     SUBSIDIARIES.
                  -------------

     Borrower  has  no  Subsidiaries.

SECTION  4.21     CASUALTIES.
                  -----------

     Except as disclosed on SCHEDULE 4.21, neither the business nor the properties of Borrower is currently affected by any environmental hazard, fire, explosion, accident, strike, lockout or other labor dispute, drought, storm, hail, earthquake, embargo, act of God or other casualty (whether or not covered by insurance).

SECTION  4.22     INVESTMENT  COMPANY  ACT.
                  -------------------------

     Borrower is not an "investment company," as defined in Section 3 of the 1940 Act, nor a company that would be an investment company, except for the exclusions from the definition of an investment company in Section 3(C) of the 1940 Act, and Borrower is not controlled by such a company.

SECTION  4.23     SUFFICIENCY  OF  CAPITAL.
                  -------------------------

     Borrower is, and after consummation of this Agreement and giving effect to all Indebtedness incurred and transactions contemplated in connection herewith will be, Solvent.

SECTION  4.24     CORPORATE  NAMES.
                  -----------------

     Borrower has not, during the preceding five (5) years, done business under or used any assumed, fictitious or trade names, in its current businesses, except as disclosed on SCHEDULE 4.24.

SECTION  4.25     SENIOR  OBLIGATIONS.
                  -------------------
     Borrower shall have no Senior Obligations outstanding and shall not have executed any Senior Documents.

SECTION  4.26     INSURANCE.
                  ----------

     All of the insurable properties of Borrower are insured for its benefit under valid and enforceable policies issued by insurers of recognized responsibility in amounts and against such risks and losses as is customary in Borrower's industry. SCHEDULE 4.26 sets forth all of Borrower's property insurance policies.

SECTION  4.27     INTELLECTUAL  PROPERTY.
                  -----------------------

     Borrower owns, or is licensed to use, all material trademarks, service marks, trade names, patents and copyrights presently used to conduct its business, except those for which the failure to obtain could not be reasonably expected to have a Material Adverse Effect. To the best of its knowledge, Borrower has the right to use such intellectual property rights without infringing or violating the rights of any third parties. No claim has been asserted by any person to the ownership of or right to use any such rights or challenging or questioning the validity or effectiveness of any such license or agreement. Borrower is not in default of any such license agreements in any material respect, and no event has occurred and is continuing which, with notice or lapse of time or both, would constitute a material default. Each license agreement is enforceable in accordance with its terms and has not been canceled, abandoned or terminated, nor has Borrower received notice thereof. There are no claims for trademark or copyright infringement pending or threatened against Borrower or its respective officers or directors. Borrower is not currently using copyrightable material for which Borrower needs, but does not have, a license to conduct its existing business. Borrower is not currently using any trademarks for which Borrower needs, but does not have, a valid character or trademark license to conduct its existing business.

SECTION  4.28     REAL  PROPERTY.
                  ---------------

     (a) Set forth on SCHEDULE 4.28 is a list of the addresses of each parcel of real property owned by or leased to Borrower, as indicated on the Schedule.

     (b) Borrower has delivered to the Lender true and correct copies of all of its leases or subleases and all related amendments, supplements and modifications and related documents (the "Scheduled Lease Documents"), which require payments or contingent payments by Borrower subsequent to the date hereof in excess of Twenty-Five Thousand Dollars ($25,000). There are no other agreements, written or oral, between Borrower and any third parties claiming an interest in Borrower's interest in the Scheduled Leases or otherwise relating to Borrower's use and occupancy of any leased real property. All such leases are valid and binding obligations of the parties thereto, are in full force and effect and enforceable against the parties thereto in accordance with their terms; and no event has occurred including, but not limited to, the executed, delivery and performance of this Agreement and the consummation of the transactions contemplated hereby which (whether with or without notice, lapse of time or both) would constitute a default thereunder. No property leased under any lease which the Lender has agreed to assume is subject to any lien, encumbrance, easement, right-of-way, building or use restriction, exception, variance, reservation or limitation as might in any respect interfere with or impair the present and continued use thereof in the usual and normal conduct of Borrower's business.

     (c) On the Loan Date, Borrower will hold of record good, marketable and insurable title to the property described in SCHEDULE 4.28 free and clear of all title defects, liens, pledges, claims, charges, rights of first refusal, security interests or other encumbrances and not, in the case of the real property, subject to any rights-of-way, building or use restrictions, exceptions, variances, reservations or limitations of any nature whatsoever, except with respect to all such properties, (i) matters set forth in SCHEDULE 4.28, and (ii) liens for current taxes and assessments not in default (collectively, the "Permitted Encumbrances"). Notwithstanding the foregoing, Borrower's representations and warranties regarding title defects with respect to the real property is limited to defects arising by, through or under Borrower, but not otherwise. Borrower has adequate title insurance coverage for such properties. All real property and structures owned or leased by Borrower, and all equipment owned or leased by Borrower, are in good operating condition and repair (ordinary wear and tear excepted), taking into account their respective ages and consistent with their past uses, and are adequate for the uses to which they are being put. Except as set forth on SCHEDULE 4.28, to Borrower's best knowledge, the buildings and improvements owned or leased by Borrower are structurally sound. Borrower has not received any notice of any violation of any building, zoning or other law, ordinance or regulation in respect of such property or structures or their use by Borrower. To Borrower's best knowledge, there is no existing, proposed or contemplated plan to modify or realign any street or highway or any existing, proposed or contemplated eminent domain proceeding that would result in the taking of all or any part of the real property or that would materially adversely affect the current or planned use of the real property or any part thereof. The facilities consisting of owned personal property are subject to no liens or encumbrances except the security interests of record set forth on SCHEDULE 4.28, which Schedule is a copy of a Uniform Commercial Code ("UCC") search duly obtained by Borrower in the last thirty (30) days and which search shows security interests of record relating to such facilities in the State of California. Borrower agrees to remove all security interests reflected on such UCC search, if any, prior to the Agreement Date (except those approved by the Lender in writing) and to remove any other security interests filed with respect to such facilities between the date of such UCC search and the date of the Agreement Date.

SECTION  4.29     ENVIRONMENTAL.
                  --------------

     (a) Borrower is currently in compliance with all Environmental Laws (as defined below) which compliance includes, but is not limited to, the possession by Borrower of all permits and other governmental authorization required under applicable Environmental Laws, and compliance in all material respects with the terms and conditions thereof, except in any case where the failure to be in compliance would not have a Material Adverse Effect.

     (b) Except as set forth on SCHEDULE 4.29, Borrower has not stored, disposed of or arranged for disposal of any Materials of Environmental Concern (as defined below) on any of the real property, except in compliance with applicable Environmental Laws.

     (c) Borrower has not received any communication (written or oral), whether from a governmental authority, citizens group, employee or otherwise, that alleges that Borrower is not in full compliance with Environmental Laws, and there are no circumstances that may prevent or interfere with such full compliance in the future. There is no Environmental Claim (as defined below) pending or, to Borrower's best knowledge, threatened against, or which has been made known to, Borrower.

     (d) Except as set forth on SCHEDULE 4.29, during the period the facilities have been held by Borrower, its affiliates or, to Borrower's best knowledge, its predecessors in interest, there have been no actions, activities, circumstances, conditions, events or incidents including, without limitation, the generation, handling, transportation, treatment, storage, release, emission, discharge, presence or disposal of any Hazardous Substance (as defined below), that could form the basis of any Environmental Claim against Borrower under any Environmental Law in effect at, or at any time prior to, the Agreement Date.

     (e) Without in any way limiting the generality of the foregoing to the best knowledge of Borrower, (i) there are no underground storage tanks located on the property owned or leased by Borrower, (ii) there is no asbestos contained in or forming part of any building, building component, structure or office space owned or leased by Borrower, and (iii) no polychlorinated biphenyls ("PCBs") are used or stored at any property owned or leased by Borrower.

The  following  terms  shall  have  the  following  meanings:

     "Environmental Claim" means any claim, action, cause of action, investigation or notice (written or oral) by any person or entity alleging potential liability (including, without limitation, potential liability for investigatory costs, cleanup costs, governmental response costs, natural resources damages, property damages, personal injuries or penalties) arising out of, based on or resulting from (a) the presence, or release into the environment, of any Hazardous Substances at any location, whether or not owned or operated by Borrower, or (b) circumstances forming the basis of any violation, or alleged violation, of any Environmental Law.

     "Environmental Laws" means the federal, state and local environmental, health or safety laws, regulations, ordinances, rules and policies and common law in effect on the date hereof and the Agreement Date relating to the use, refinement, handling, treatment, removal, storage, production, manufacture, transportation or disposal, emissions, discharges, releases or threatened releases of materials of environmental concern, or otherwise relating to protection of the environment (including, without limitation, ambient air, surface water, groundwater, land surface or subsurface strata), as the same may be amended or modified to the date hereof and the Agreement Date including, without limitation, the statutes listed below:

     Federal Resources Conservation and Recovery Act of 1976, 42 U.S.C. 6901, et seq.

     Federal  Comprehensive  Environmental  Response, Compensation and Liability
     Act  of  1980,  42  U.S.C.  9601,  et  seq.
                                               --  ---
     Federal  Clean  Air  Act,  42  U.S.C.  7401,  et  seq.
                                                         --  ---
     Federal Water Pollution Control Act, Federal Clean Water Act of 1977, 33 U.S.C. 1251, et seq.
                    --  ---
     Federal Insecticide, Fungicide and Rodenticide Act, Federal Pesticide Act of 1978, 7 U.S.C. 136, et seq.
                                 --  ---

     Federal  Hazardous Materials Transportation Act, 48 U.S.C. 1801, et seq.
                                                                      -- ---

     Federal  Toxic  Substances  Control  Act,  15  U.S.C.  2601,  et  seq.
                                                                   --  ---

     Federal  Safe  Drinking  Water  Act,  42  U.S.C.  300f,  et  seq.
                                                              --  ---

          "Hazardous Substances" means any toxic or hazardous waste, pollutants or substances including, without limitation, asbestos, PCBs, petroleum products and byproducts, substances defined or listed as "hazardous substance," "toxic substance," "toxic pollutant" or similarly identified substance or mixture, in or pursuant to any Environmental Law.

SECTION  4.30     SURVIVAL  OF  REPRESENTATIONS  AND  WARRANTIES.
                  -----------------------------------------------

     All representations and warranties of Borrower herein shall survive the Agreement Date and the delivery of the Debenture, and any investigation at any time made by or on behalf of the Lender shall not diminish the Lender's right to rely on Borrower's representations and warranties as herein set forth.

SECTION  4.31     FULL  DISCLOSURE.
                  -----------------

     Neither the representations or warranties of Borrower, the schedules to this Agreement, the financial statements referenced in Section 4.06, nor any SEC registration statement, report or proxy statement filed by Borrower within the past twenty-four (24) months contains, as of the date thereof, any untrue statement of a material fact or omits or will omit to state any material fact necessary to keep the statements contained herein or therein from being misleading in any material respect.

                 ARTICLE V. - AFFIRMATIVE COVENANTS OF BORROWER

     So long as any part of the Debenture remains unpaid or has not been redeemed or converted hereunder, and until such payment, redemption or conversion in full, unless the Lender shall otherwise consent in writing, Borrower agrees that:

SECTION  5.01     FINANCIAL  STATEMENTS,  REPORTS  AND  DOCUMENTS.
                  ------------------------------------------------

     (a) Borrower shall accurately and fairly maintain its books of account in accordance with GAAP, retain a firm of independent certified public accountants requested by Borrower and approved by the Lender, to make annual audits of its accounts in accordance with generally accepted auditing standards.

     (b)  Borrower  shall  provide  the following reports and information to the
Lender:

          (i) As soon as available, and in any event within ninety (90) days after the close of each fiscal year, Borrower's annual report on Form 10-KSB with exhibits for said period.

          (ii) Each fiscal quarter, concurrent with the periodic report required above, a certificate executed by the Chief Financial Officer or Chief Executive Officer of Borrower (A) stating that a review of the activities of Borrower during such fiscal period has been made under his supervision and that Borrower has observed, performed and fulfilled each and every obligation and covenant contained herein and is not in Default under any of the same or, if any such Default shall have occurred, specifying the nature and status thereof, and (B) stating that Borrower is in compliance as of the end of such fiscal quarter with the agreed minimum financial ratios and standards set forth in SCHEDULE 7.01 to this Agreement.

          (iii) Promptly (but in any event within ten (10) business days) upon becoming aware of the existence of any condition or event which constitutes a Default or which, with notice or the passage of time or both would become a Default or an Event of Default, written notice specifying the nature and period of existence thereof and the action which Borrower is taking or proposes to take with respect thereto.

          (iv) Promptly (but in any event within ten (10) business days) upon the receipt thereof by Borrower or the Board of Directors of Borrower, copies of all reports, all management letters and other detailed information submitted to Borrower or the Board by independent accountants in connection with each annual or interim audit or review of the accounts or affairs of Borrower made by such accountants.

          (v) Promptly (but in any event within ten (10) business days), such other information relating to the finances, budgets, properties, business and affairs of Borrower, as the Lender or the Agent may reasonably request from time to time.

          (vi) Promptly upon its becoming available, one copy of each financial statement, report, press release, notice or proxy statement sent by Borrower to stockholders generally, and of each regular or periodic report, registration statement or prospectus filed by Borrower with any securities exchange or the SEC or any successor agency, and of any order issued by any Governmental Authority in any proceeding to which Borrower is a party.

          (vii) As soon as available, and in any event within fifteen (15) days after the close of each fiscal quarter, a report setting forth the number of stock options, and their respective prices and terms, issued during such quarter and cumulatively.

SECTION  5.02     ANNUAL  FINANCIAL  STATEMENTS.
                  ------------------------------

     Furnish the Agent within ninety (90) days after the end of each fiscal year of Borrower, audited financial statements of Borrower including, but not limited to, statements of income and stockholders' equity and cash flow from the beginning of the current fiscal year to the end of such fiscal year and the balance sheet as at the end of such fiscal year, all prepared in accordance with GAAP applied on a basis consistent with prior practices, and in reasonable detail and reported upon without qualification by an independent certified public accounting firm selected by Borrower and satisfactory to the Agent (the "Accountants"). The report of the Accountants shall contain or have appended thereto calculations which set forth Borrower's compliance with the requirements or restrictions imposed by Article VII hereof. In addition, the reports shall be accompanied by a certificate of Borrower's Chief Financial Officer which shall state that, based on an examination sufficient to permit him to make an informed statement, no Default or Event of Default exists, or, if such is not the case, specifying such Default or Event of Default, its nature, when it occurred, whether it is continuing and the steps being taken by Borrower with respect to such event, and such certificate shall have appended thereto calculations which set forth Borrower's compliance with the requirements or restrictions imposed by Article VII.

SECTION  5.03     QUARTERLY  FINANCIAL  STATEMENTS.
                  ---------------------------------

     Furnish the Agent within forty-five (45) days after the end of each fiscal quarter, an unaudited balance sheet of Borrower and unaudited statements of income and stockholders' equity and cash flow of Borrower reflecting results of operations from the beginning of the fiscal year to the end of such quarter and for such quarter, prepared on a basis consistent with prior practices and complete and correct in all material respects, subject to normal and recurring year end adjustments that individually and in the aggregate are not material to Borrower's business. The reports shall be accompanied by a certificate signed by the Chief Financial Officer of Borrower, which shall state that, based on an examination sufficient to permit him to make an informed statement, no Default or Event of Default exists, or, if such is not the case, specifying such Default or Event of Default, its nature, when it occurred, whether it is continuing and the steps being taken by Borrower with respect to such default and, such certificate shall have appended thereto calculations which set forth Borrower's compliance with the requirements or restrictions imposed by Article VII.

SECTION  5.04     MONTHLY  FINANCIAL  STATEMENTS.
                  -------------------------------

     Furnish the Agent within fifteen (15) days after the end of each month, an unaudited balance sheet of Borrower and unaudited statements of income and stockholders' equity and cash flow of Borrower reflecting results of operations from the beginning of the fiscal year to the end of such month and for such month, prepared on a basis consistent with prior practices and complete and correct in all material respects, subject to normal and recurring year end adjustments that individually and in the aggregate are not material to Borrower's business. The reports shall be accompanied by a certificate of Borrower's Chief Financial Officer, which shall state that, based on an examination sufficient to permit him to make an informed statement, no Default or Event of Default exists, or, if such is not the case, specifying such Default or Event of Default, its nature, when it occurred, whether it is continuing and the steps being taken by Borrower with respect to such event and, such certificate shall have appended thereto calculations which set forth Borrower's compliance with the requirements or restrictions imposed by Article VII.

SECTION  5.05     PREPARATION  OF  BUDGETS.
                  -------------------------

     (a) Prior to the beginning of Borrower's fiscal year Borrower agrees to prepare and submit to the Board and furnish to the Lender a copy of an annual plan for such year which shall include, without limitation, plans for expansion, if any, plans for incurrences of Indebtedness and projections regarding other sources of funds, quarterly projected capital and operating expense budgets, cash flow statements, profit and loss statements and balance sheet projections, itemized in such detail as the Board may request.

     (b) Borrower shall furnish to the Lender monthly financial reports, including budgets (as currently used by management in the conduct of business) within 30 days of the end of each month thereafter.

     (c) Borrower agrees that it will review its operations with the Agent. Such operations reviews will be in such depth and detail as the Agent shall reasonably request and will be held as reasonably necessary, generally once a fiscal quarter.

SECTION  5.06     PAYMENT  OF  TAXES  AND  OTHER  INDEBTEDNESS.
                  ---------------------------------------------

     Borrower shall pay and discharge (i) all taxes, assessments and governmental charges or levies imposed upon it or upon its income or profits, or upon any property belonging to it, before delinquent, (ii) all lawful claims (including claims for labor, materials and supplies) which, if unpaid, will give rise to a Lien upon any of its property, other than a Permitted Lien, and (iii) all of its other Indebtedness in accordance with their respective terms, except as prohibited hereunder; provided, however, that Borrower shall not be required to pay any such tax, assessment, charge, levy or other claim if and so long as the amount, applicability or validity thereof shall currently be contested in good faith by appropriate proceedings and appropriate accruals and reserves therefor have been established in accordance with GAAP.


SECTION  5.07     MAINTENANCE  OF  EXISTENCE  AND  RIGHTS; CONDUCT OF BUSINESS.
                  -------------------------------------------------------------

     Subject to Section 6.13, Borrower shall preserve and maintain their respective corporate existence and all of their respective material rights and privileges necessary in the normal conduct of their respective businesses, and to conduct their respective businesses in an orderly and efficient manner consistent with good business practices and in accordance with all valid regulations and orders of any Governmental Authority. Borrower shall keep its principal place of business within the United States.
SECTION  5.08     -SEC  FILINGS.
                  -------------

     So  long  as  Borrower  has  a  class  of securities registered pursuant to
Section 12 of the 1934 Act, Borrower shall duly file, when due, all reports and proxy statements required of a company whose securities are registered for public trading under and pursuant to the 1934 Act, the Sarbanes-Oxley Act and the rules thereunder.

SECTION  5.09     NOTICE.
                  -------

     Borrower shall promptly notify the Lender of (i) any Material Adverse Change, (ii) any default under any Senior Obligations, other Indebtedness having an aggregate principal amount in excess of Twenty-Five Thousand Dollars ($25,000), material agreement, contract or other instrument to which it is a party or by which any of its properties are bound, or any acceleration of the maturity of any Indebtedness having an aggregate principal amount in excess of Twenty-Five Thousand Dollars ($25,000), if any, (iii) any material adverse claim against or affecting Borrower, if any, or any of its properties, and (iv) the commencement of, and any determination in, any material litigation with any third party or any proceeding before any Governmental Authority.

SECTION  5.10     COMPLIANCE  WITH  LOAN  DOCUMENTS.
                  ----------------------------------

     Borrower shall promptly comply with any and all covenants and provisions of the Loan Documents.

SECTION  5.11     COMPLIANCE  WITH  MATERIAL  AGREEMENTS.
                  ---------------------------------------

     Borrower shall comply in all material respects with all Senior Documents, material agreements, indentures, mortgages or documents binding on it or affecting its properties or business.

SECTION  5.12     OPERATIONS  AND  PROPERTIES.
                  ----------------------------

     Borrower shall act prudently and in accordance with customary industry standards in managing or operating its assets, properties, business and investments. Borrower shall keep in good working order and condition, ordinary wear and tear excepted, all of its assets and properties which are necessary to the conduct of its business.

SECTION  5.13     BOOKS  AND  RECORDS;  ACCESS.
                  -----------------------------

     Borrower shall maintain complete and accurate books and records of its transactions in accordance with good accounting practices. Borrower shall give each duly authorized representative of the Lender access during all normal business hours, upon reasonable notice, to, and shall permit such representative to examine, copy or make excerpts from, any and all books, records and documents in the possession of Borrower and relating to its affairs, and to inspect any of the properties of Borrower; provided that the Lender agrees that any such inspection will be performed so as not to interfere with Borrower's normal business operations. Borrower shall make a copy of this Agreement, along with any waivers, consents, modifications or amendments, available for review at its principal office by the Lender or the Lender's representatives.

SECTION  5.14     COMPLIANCE  WITH  LAW.
                  ----------------------

     Borrower shall comply in all material respects with all applicable laws, rules, regulations, ordinances and all orders and decrees of any Governmental Authority applicable to it or any of its properties, businesses or operations.

SECTION  5.15     INSURANCE.
                  ----------

     Borrower shall maintain such worker's compensation insurance, liability insurance and insurance on its properties, assets and business, now owned or hereafter acquired, against such casualties, risks and contingencies, and in such types and amounts, as are consistent with customary practices and standards of companies engaged in similar businesses.

SECTION  5.16     AUTHORIZATIONS  AND  APPROVALS.
                  -------------------------------

     Borrower shall promptly obtain, from time to time and at its own expense, all such governmental licenses, authorizations, consents, permits and approvals as may be required to enable it to comply with its obligations hereunder and under the other Loan Documents.

SECTION  5.17     ERISA  COMPLIANCE.
                  -------------------

     Borrower shall, at all times, (i) make prompt payment of all contributions required under all Plans, if any, and shall meet the minimum funding standards set forth in ERISA with respect to its Plans subject to ERISA, if any, (ii) notify the Lender immediately of any fact in connection with any of its Plans, which might constitute grounds for termination thereof by the Pension Benefit Guaranty Corporation or for the appointment, by the appropriate United States District Court, of a trustee to administer such Plan, together with a statement, if requested by the Lender, as to the reason therefor and the action, if any, proposed to be taken with respect thereto, and (iii) furnish to the Lender, upon its request, such additional information concerning any of its Plans as may be reasonably requested.

SECTION  5.18     FURTHER  ASSURANCES.
                  --------------------

     Borrower shall make, execute or endorse, and acknowledge and deliver or file or cause the same to be done, all such notices, certifications and additional agreements, undertakings, transfers, assignments or other assurances, and take any and all such other action as the Lender may, from time to time, deem reasonably necessary or proper in connection with any of the Loan Documents, or the obligations of Borrower thereunder, which the Lender may request from time to time.

SECTION  5.19     INDEMNITY  BY  BORROWER.
                  ------------------------

     Borrower shall indemnify, save and hold harmless the Lender and its directors, officers, lenders, attorneys and employees (the "Indemnitee") from and against (i) any and all claims, demands, actions or causes of action that are asserted against any Indemnitee if the claim, demand, action or cause of action, directly or indirectly, relates to this Agreement and the other Loan Documents, the Loan, the use of proceeds of the Loan or the relationship of Borrower and the Lender under this Agreement or any transaction contemplated pursuant to this Agreement, (ii) any administrative or investigative proceeding by any Governmental Authority, directly or indirectly, related to a claim, demand, action or cause of action described in clause (i) above, and (iii) any and all liabilities, losses, costs or expenses (including reasonable attorneys' fees and disbursements) that any Indemnitee suffers or incurs as a result of any of the foregoing; provided, however, that Borrower shall have no obligation
                     --------   -------
under this Section 5.19 to the Lender with respect to any of the foregoing arising out of the gross negligence or willful misconduct of the Lender or its assignees or the breach by the Lender or its assignees of this Agreement or any other Loan Document or other document executed in connection with any of the aforesaid, the breach by the Lender or its assignees of any intercreditor or participation agreement or commitment with other parties, the violation or alleged violation of any law, rule or regulation by the Lender or its assignees, or from the transfer or disposition by the Lender of any Debenture or the Common Stock issued upon conversion of the Debenture. If any claim, demand, action or cause of action is asserted against any Indemnitee, such Indemnitee shall promptly notify Borrower, but the failure to so promptly notify Borrower shall not affect Borrower's obligations under this Section unless such failure materially prejudices Borrower's right or ability to participate in the contest of such claim, demand, action or cause of action, as hereinafter provided. In the event that such Indemnitee's failure to properly notify Borrower materially prejudices Borrower's right or ability to participate in the contest of such claim, demand action or cause of action, then said Indemnitee shall have no right to receive, and Borrower shall have no obligation to pay, any indemnification amounts hereunder. Borrower may elect to defend any such claim, demand, action or cause of action (at its own expense) asserted against said Indemnitee and, if requested by Borrower in writing and so long as no Default or Event of Default shall have occurred and be continuing, such Indemnitee (at Borrower's expense) shall, in good faith, contest the validity, applicability and amount of such claim, demand, action or cause of action and shall permit Borrower to participate in such contest. Any Indemnitee that proposes to settle or compromise any claim or proceeding for which Borrower may be liable, for payment to or on behalf of an Indemnitee hereunder, shall give Borrower written notice of the terms of such proposed settlement or compromise reasonably in advance of settling or compromising such claim or proceeding and shall obtain Borrower's written concurrence thereto. In the event that said Indemnitee fails to obtain Borrower's prior written consent to any such settlement or compromise, said Indemnitee shall have no right to receive, and Borrower shall have no obligation to pay, any indemnification amounts hereunder. Each Indemnitee may employ counsel, which counsel shall be reasonably acceptable to Borrower, in enforcing its rights hereunder and in defending against any claim, demand, action or cause of action covered by this Section 5.19; provided, however, that
                                                         --------  -------
each  Indemnitee  shall  endeavor  in connection with any matter covered by this
Section 5.19 which also involves any other Indemnitee, use reasonable efforts to avoid unnecessary duplication of effort by counsel for all Indemnitees, including allowing Borrower to select one lawyer for all parties, such selection to be subject to the approval of such parties, which approval shall not be unreasonably withheld. Any obligation or liability of Borrower to any Indemnitee under this Section 5.19 shall survive the expiration or termination of this Agreement and the repayment of the Debenture.

SECTION  5.20     RESERVATION  OF  SHARES.
                  -------------------------

     Borrower shall, at all times, reserve and keep available sufficient authorized and unissued shares of Common Stock to effect the conversion of the Debenture. Borrower has obtained any necessary approval of its shareholders to issue to the Lender upon conversion of the Debenture all of the shares of Common Stock to which it is then entitled.

SECTION  5.21     RETENTION  OF  STOCK  OWNERSHIP.
                  --------------------------------

     Walter Kornbluh and Stephen Crosson will execute and deliver Lock-Up Agreements on the Agreement Date which shall provide that they will not offer, sell or otherwise dispose of the shares of Common Stock beneficially owned or controlled by them (including subsequently acquired shares or securities exercisable or convertible into shares) for a period of twelve (12) months following the Agreement Date, except for intra-family transfers or estate planning purposes, without the consent of the Lender. Thereafter, each such person shall only sell such shares pursuant to Rule 144, without the consent of the Lender, until the Debenture have been paid in full.

SECTION  5.22     SUBSEQUENTLY  FORMED  SUBSIDIARIES.
                  ----------------------------------

     Borrower shall cause all subsequently formed Subsidiaries to execute a Subsidiaries' Guaranty and Security Agreement and shall pledge all their capital stock to the Lender and the Agent pursuant to a Pledge Agreement, all in form and substance satisfactory to the Agent and its counsel.

                  ARTICLE VI. - NEGATIVE COVENANTS OF BORROWER

     So long as any part of the Debenture has not been redeemed or converted hereunder, and until such redemption or conversion in full, unless the Lender shall otherwise consent in writing, Borrower agrees that:

SECTION  6.01     LIMITATION  ON  INDEBTEDNESS.
                  -----------------------------

     On the Agreement Date, Borrower shall not have any outstanding Indebtedness, except Indebtedness arising under this Agreement or the Debenture or Permitted Indebtedness. Borrower may not incur or guarantee Senior Obligations or any Indebtedness which is pari passu with the Debenture, without the prior written consent of the Lender.

SECTION  6.02     LIMITATION  ON  LIENS.
                  ----------------------

     Borrower shall not create, cause, incur, permit or suffer to exist any Lien upon any of its properties or assets, other than Permitted Liens.

SECTION  6.03     LIMITATION  ON  INVESTMENTS.
                  ----------------------------

     Borrower shall not make or have outstanding any Investments in any Person, except short term bank deposits, money market investments, investment-grade commercial paper, government securities and such other "cash equivalent" investments as the Lender may, from time to time, approve, and customer obligations and receivables arising out of sales or leases made or the rendering of services in the ordinary course of business.

SECTION  6.04     ALTERATION  OF  MATERIAL  AGREEMENTS.
                  -------------------------------------

     Borrower shall not consent to or permit any alteration, amendment, modification, release, waiver or termination of any Senior Documentation or material agreement to which it is a party, other than in the ordinary course of business.

SECTION  6.05     TRANSACTIONS  WITH  AFFILIATES.
                  --------------------------------

     Borrower shall not enter into any transaction not in the ordinary course of business with, or pay any management fees to, any Affiliate, except for intercompany transactions, without the consent of the Lender, unless the terms thereof (i) are no less favorable to Borrower than those that could be obtained at the time of such transaction in arm's-length dealings with a Person who is not an Affiliate, or (ii) if such transaction involves an amount less than Ten Thousand Dollars ($10,000), are set forth in writing and have been approved by a majority of the members of the Board of Directors having no personal stake in the transaction. Notwithstanding the foregoing, Borrower may grant options to employees or directors if otherwise permitted under this Agreement.

SECTION  6.06     LIMITATIONS  ON  ACQUISITION  OF  NONRELATED  BUSINESS.
                  -------------------------------------------------------

     Borrower shall not engage in any line of business, or acquire any new product lines or business, or acquire any companies unless such new product line or business acquired is primarily involved in, or substantially similar or related to, Borrower's current lines of business or extensions thereof.

SECTION  6.07     LIMITATION  ON  SALE  OF  PROPERTIES.
                  -------------------------------------

     Borrower shall not (i) sell, assign, convey, exchange, lease or otherwise dispose of any of its properties, rights, assets or business, whether now owned or hereafter acquired, without the consent of the Lender, except in the ordinary course of business, or (ii) sell, assign or discount any accounts receivable, except in the ordinary course of business (which shall include receivable financing or securitization), in each case without the consent of the Lender; provided, however, that Borrower may sell its securities to unaffiliated third parties at the current trading price, but not less than the conversion price and to employees under its existing stock option plan.

SECTION  6.08     FISCAL  YEAR  AND  ACCOUNTING  METHOD.
                  --------------------------------------

     Borrower shall not change its fiscal year or method of accounting, except as permitted by GAAP.

SECTION  6.09     LIQUIDATION.
                  ------------

     Borrower shall not (i) dissolve or liquidate, or (ii) enter into any other transaction that has a similar effect.

SECTION  6.10     MATERIAL  AMENDMENTS  TO ARTICLES OF INCORPORATION OR BYLAWS.
                  -------------------------------------------------------------

     Borrower shall not amend its Certificate or Articles of Incorporation (or other charter document) or bylaws in any material respect, without the consent of the Lender.

SECTION  6.11     EXECUTIVE  COMPENSATION.
                  ------------------------

     (a) Borrower will not increase the salary, bonus, or other compensation programs (whether in cash, securities or other property, and whether payment is deferred or current) of its chairman, chief executive officer and chief financial officer, unless such compensation increase is approved by a majority of the Board or a Compensation Committee of the Board, a majority of whom shall be nonemployee Directors. Compensation to other senior executive officers, including division managers, shall be consistent with the policies of the Compensation Committee.

     (b) Borrower shall not implement any bonus, profit sharing or other incentive plans, until such plans are formally adopted by the majority of the Board or a Compensation Committee of the Board, a majority of who shall be nonemployee Directors. Borrower's executive compensation shall be consistent with the general compensation policies adopted by the Compensation Committee of the Board.

     (c) Any management salary reductions agreed and satisfactory to the Agent shall stay in effect until Borrower achieves a sustainable positive cash flow position as agreed by the independent members of the Board and the Lender.

SECTION  6.12     RESTRICTED  PAYMENTS.
                  ----------------------

     Borrower shall not (i) without the consent of the Lender, declare or pay any Dividend (other than stock dividends) or make any other cash distribution on
(a) any Common Stock, (b) any Preferred Stock, if at the time of such declaration or payment, Borrower is in Default with respect to the Loan, (ii) purchase, redeem or otherwise acquire any shares of Common Stock or any shares of Preferred Stock, without the consent of the Lender, (iii) make any payments of Indebtedness which are pari passu or subordinated to the Debenture, if at the time of such payment, Borrower is in Default with respect to the Loan, or (iv) make any prepayments of Indebtedness which are pari passu or subordinated to the Debenture, unless the Debenture is prepaid on a pro rata basis, without the consent of the Lender.

SECTION  6.13     CONSOLIDATION  OR  MERGER.
                  --------------------------

     Borrower shall not consolidate with or merge into any other corporation, unless the surviving corporation, after such merger or consolidation, will not be in Default and the surviving corporation becomes a party to this Agreement.

         ARTICLE VII. - COVENANTS OF MAINTENANCE OF FINANCIAL STANDARDS

SECTION  7.01     FINANCIAL  RATIOS  AND  REQUIREMENTS.
                  -------------------------------------

     So long as the Debenture has not been redeemed or converted hereunder, and until such redemption or conversion has been made in full, or unless the Lender shall otherwise consent in writing, Borrower, on a consolidated basis, shall be in compliance with the minimum cash requirement and total debt to equity ratio provided in SCHEDULE 7.01, as of the end of each fiscal quarter of Borrower subsequent to the date hereof, and the Agent and Borrower shall agree upon the current ratio and the interest coverage ratio as of the end of each fiscal quarter of Borrower commencing July 1, 2003, and all to be as set forth in its quarterly compliance certificates delivered pursuant to Section 5.01.

                        ARTICLE VIII. - EVENTS OF DEFAULT

SECTION  8.01     EVENTS  OF  DEFAULT.
                  --------------------

     An "Event of Default" shall exist if any one or more of the following events (herein collectively called "Events of Default") shall occur and be continuing:

     (a) Borrower shall fail to pay when due (or shall state in writing an intention not to pay or its inability to pay) any interest on or outstanding principal of the Debenture or any fee, expense or other payment required which shall continue unpaid for a period of five (5) days;

     (b) Any representation or warranty made under this Agreement, or any of the other Loan Documents, or in any certificate or statement furnished or made to the Agent pursuant hereto or in connection herewith or with the Loans hereunder shall prove to be untrue or inaccurate in any material respect as of the date on which such representation or warranty was made;

     (c) Default shall occur in the performance of any of the covenants or agreements of Borrower contained herein, or in any of the other Loan Documents and the Company shall remain in default for a period of ten (10) days;

     (d) Any of the Loan Documents shall cease to be legal, valid and binding agreements enforceable against Borrower in accordance with the respective terms, or shall, in any way, be terminated or become or be declared by any court or by Borrower in any legal proceeding to be ineffective or inoperative, or shall in any way whatsoever cease to give or provide the respective rights, titles, interests, remedies, powers or privileges stated therein to be created thereby;

     (e) Borrower shall (i) apply for or consent to the appointment of a receiver, trustee, custodian, intervener or liquidator of itself, or of all or substantially all of such Person's assets, (ii) file a voluntary petition in bankruptcy, admit in writing that such Person is unable to pay such Person's debts as they become due or generally not pay such Person's debts as they become due, (iii) make a general assignment for the benefit of creditors, (iv) file a petition or answer seeking reorganization or an arrangement with creditors or to take advantage of any bankruptcy or insolvency laws, (v) file an answer admitting the material allegations of, or consent to, or default in answering, a petition filed against such Person in any bankruptcy, reorganization or insolvency proceeding, or (vi) take corporate action for the purpose of effecting any of the foregoing;

     (f) An involuntary petition or complaint shall be filed against Borrower seeking bankruptcy or reorganization of such Person or the appointment of a receiver, custodian, trustee, intervener or liquidator of such Person, or all or substantially all of such Person's assets, and such petition or complaint shall not have been dismissed within thirty (30) days of the filing thereof or an order, order for relief, judgment or decree shall be entered by any court of competent jurisdiction or other competent authority approving a petition or complaint seeking reorganization of Borrower or appointing a receiver, custodian, trustee, intervener or liquidator of such Person, or of all or substantially all of such Person's assets;

     (g) Any final judgment(s) for the payment of money in excess of the sum of Ten Thousand Dollars ($10,000) in the aggregate shall be rendered against Borrower and such judgment or judgments shall not be satisfied or discharged prior to the date on which any of its assets could be lawfully sold to satisfy such judgment; or

     (h) Borrower shall fail to issue and deliver shares of Common Stock as provided herein upon conversion of the Debenture.

SECTION  8.02     REMEDIES  UPON  EVENT  OF  DEFAULT.
                  -----------------------------------

     (a) If an Event of Default shall have occurred and be continuing, then the Lender may exercise any one or more of the following rights and remedies, and any other remedies provided in any of the Loan Documents, as the Lender in its sole discretion may deem necessary or appropriate:

          (i) declare the unpaid Principal Amount (after application of any payments or installments received by the Lender) of, and all interest then accrued but unpaid on, the Debenture and any other liabilities hereunder to be forthwith due and payable, whereupon the same shall forthwith become due and payable without presentment, demand, protest, notice of default, notice of acceleration or of intention to accelerate or other notice of any kind, all of which Borrower hereby expressly waives, anything contained herein or in the Debenture to the contrary notwithstanding;

          (ii)  reduce  any  claim  to  judgment;  and

          (iii) without notice of default or demand, pursue and enforce any of the Lender's rights and remedies under the Loan Documents, or otherwise provided under or pursuant to any applicable law or agreement, all of which rights may be specifically enforced.

     (b) In the event of a violation by Borrower of the negative covenants set forth in Article VI, the Lender may, in its sole discretion, (i) waive compliance with the covenants, provided Borrower is in compliance with Section
7.01 hereof; or (ii) require Borrower to redeem the Debenture at the higher of market value or the unpaid principal amount of the Debenture, together with an amount equal to an 18% annual yield on the principal amount through the Redemption Date, whichever is greater.

SECTION  8.03     PERFORMANCE  BY  THE  LENDER.
                  -----------------------------

     Should Borrower fail to perform any covenant, duty or agreement contained herein or in any of the other Loan Documents, the Lender or the Agent may perform or attempt to perform such covenant, duty or agreement on behalf of Borrower. In such event, Borrower shall, at the request of the Lender or the Agent, promptly pay any amount reasonably expended by the Lender or the Agent in such performance or attempted performance to the Lender or the Agent at its principal office, together with interest thereon, at the interest rate specified in the Debenture, from the date of such expenditure until paid. Notwithstanding the foregoing, it is expressly understood that the Lender or the Agent assumes no liability or responsibility for the performance of any duties of Borrower hereunder or under any of the other Loan Documents.

SECTION  8.04     PAYMENT  OF  EXPENSES  INCURRED  BY  THE  LENDER.
                  -------------------------------------------------

     Upon the occurrence of a Default or an Event of Default, which occurrence is not cured within the notice provisions, if any, provided herein, Borrower agrees to pay and shall pay all costs and expenses (including reasonable attorneys' fees and expenses) incurred by the Lender or the Agent in connection with the preservation and enforcement of the Lender's rights under this Agreement, the Debenture or any other Loan Document.



                        ARTICLE IX. - REGISTRATION RIGHTS

Section 9.01      "Piggy-Back" Registration.
                  --------------------------
          If Borrower proposes to register any of its capital stock under the 1933 Act in connection with the public offering of such securities for its own account or for the account of its security holders, other than Holders of Registrable Securities pursuant hereto (a "Piggy-Back Registration Statement"), except for (i) a registration relating solely to the sale of securities to participants in Borrower's stock or stock option plans or employee benefit plans or (ii) a registration relating solely to a transaction for which Form S-4 may be used, then:

          (a) Borrower shall give written notice of such determination to each Holder of Registrable Securities, and each such Holder shall have the right to request, by written notice given to Borrower within fifteen (15) days of the date that such written notice was mailed by Borrower to such Holder, that a specific number of Registrable Securities held by such Holder be included in the Piggy-Back Registration Statement (and related underwritten offering, if any) and the states in which such Registrable Securities are to be sold;

          (b) If the Piggy-Back Registration Statement relates to an underwritten offering, the notice given to each Holder shall specify the name or names of the managing underwriter or underwriters for such offering. In addition, such notice shall also specify the number of securities to be registered for the account of Borrower and for the account of its shareholders (other than the Holders of Registrable Securities), if any;

          (c) If the Piggy-Back Registration Statement relates to an underwritten offering, each Holder of Registrable Securities to be included therein must agree (i) to sell such Holder's Registrable Securities on the same basis as provided in the underwriting arrangement approved by Borrower, and (ii) to timely complete and execute all questionnaires, powers of attorney, indemnities, hold-back agreements, lock-up agreements, underwriting agreements and other documents required under the terms of such underwriting arrangements or by the SEC or by any state securities regulatory body;

          (d) If the managing underwriter or underwriters for the underwritten offering under the Piggy-Back Registration Statement determines that inclusion of all or any portion of the Registrable Securities in such offering would materially adversely affect the ability of the underwriters for such offering to sell all of the securities requested to be included for sale in such offering at the best price obtainable therefor, the aggregate number of Registrable Securities that may be sold by the Holders shall be limited to such number of Registrable Securities, if any, that the managing underwriter or underwriters determine may be included therein without such adverse effect as provided below. If the number of securities proposed to be sold in such underwritten offering exceeds the number of securities that may be sold in such offering, there shall be included in the offering, first, up to the maximum number of securities to be sold by Borrower for its own account and for the account of other stockholders (other than Holders of Registrable Securities), as they may agree among themselves, and second, as to the balance, if any, Registrable Securities requested to be included therein by the Holders thereof (pro rata as between such Holders based upon the number of Registrable Securities initially proposed to be registered by each), or in such other proportions as the managing underwriter or underwriters for the offering may require; provided, however, that in the event that the number of securities proposed to be sold in such underwritten offering exceeds the number of securities that may be sold in such offering pursuant to the terms and conditions set forth above and the Piggy-Back Registration Statement is a result of public offering by Borrower of its securities for its own account, there shall be included in the offering, first, up to the maximum number of securities to be sold by Borrower for its own account and second, as to the balance, if any, securities to be sold for the account of Borrower's stockholders (both the Holders of Registrable Securities requested and such other stockholders of Borrower requested to be included therein) on a pro rata basis;

          (e) Holders of Registrable Securities shall have the right to withdraw their Registrable Securities from the Piggy-Back Registration Statement, but if the same relates to an underwritten offering, they may only do so during the time period and on the terms agreed upon among the underwriters for such underwritten offering and the Holders of Registrable Securities;

          (f) The exercise of the registration rights of the Holders with respect to any specific underwritten offering shall be subject to a ninety
(90)-day delay at the request of the managing underwriter;

          (g) All piggyback registration rights of the Holders shall terminate when all of the Registrable Securities Then Outstanding may be sold pursuant to Rule 144(k).

Section 9.02      Shelf Registration.
                  -------------------

          Borrower shall file a registration statement on Form S-3 under the 1933 Act (the "Shelf Registration") covering all of the Registrable Securities within the later of one hundred eighty (180) days of the date of the Debenture or the Company becomes eligible to file a registration statement on Form S-3, and Borrower shall use its best efforts to cause the Shelf Registration to be declared effective and to keep the Shelf Registration continuously effective until all of the Registrable Securities registered therein cease to be Registrable Securities. The securities shall cease to be Registrable Securities
(a) when the Shelf Registration shall have become effective under the 1933 Act and such securities shall have been disposed of pursuant to a registration statement, or (b) such securities shall have been sold as permitted by Rule 144 under the 1933 Act or the date on which the Registrable Securities may be sold pursuant to Rule 144(k), whichever is the first to occur. Borrower agrees, if necessary, to supplement or amend the Shelf Registration, as required by the registration form utilized by Borrower or by the instructions applicable to such registration form or by the 1933 Act, and Borrower agrees to furnish to the holders of the Registrable Securities copies of any such supplement or amendment prior to its being used.

Section 9.03      Obligations of Borrower.
                  ------------------------

          Whenever  required  to  effect  the  registration  of any  Registrable
Securities pursuant to this Agreement, Borrower shall, as expeditiously as reasonably possible:

          (a) Prepare and file with the SEC a registration statement with respect to such Registrable Securities and use all reasonable efforts to cause such registration statement to become effective, subject to the receipt of all required information from the Holders, and keep such registration statement effective until the sooner of all such Registrable Securities having been distributed, or until 120 days have elapsed since such registration statement became effective (subject to an extension of this period as provided below);

          (b) Prepare and file with the SEC such amendments and supplements to such registration statement and the prospectus used in connection with such registration statement as may be necessary to comply with the provisions of the 1933 Act with respect to the disposition of all securities covered by such registration statement, or 120 days have elapsed since such registration statement became effective (subject to the extension of this period as provided below);

          (c) Furnish to the Holders such numbers of copies of a prospectus, including a preliminary prospectus, in conformity with the requirements of the 1933 Act, and such other documents as they may reasonably request in order to facilitate the disposition of Registrable Securities owned by them;

          (d) Use all reasonable efforts to register and qualify the securities covered by such registration statement under such other securities or Blue Sky laws of such jurisdictions as shall be reasonably requested by the Holders, provided that Borrower shall not be required, in connection therewith or as a condition thereto, to qualify as a broker-dealer in any states or jurisdictions or to do business or to file a general consent to service of process in any such states or jurisdictions;

          (e) In the event of any underwritten public offering, enter into and perform its obligations under an underwriting agreement with the managing underwriter of such offering, in usual and customary form reasonably satisfactory to Borrower and the Holders of a majority of the Registrable Securities to be included in such offering. Each Holder participating in such underwriting shall also enter into and perform its obligations under such an agreement;

          (f) Notify each Holder of Registrable Securities covered by such registration statement, at any time when a prospectus relating thereto and covered by such registration statement is required to be delivered under the 1933 Act, of the happening of any event as a result of which the prospectus included in such registration statement, as then in effect, includes an untrue statement of a material fact or omits to state a material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances then existing; and

          (g) In the event of the notification provided for in Section 9.03(f) above, Borrower shall use its best efforts to prepare and file with the SEC (and to provide copies thereof to the Holders) as soon as reasonably possible an amended prospectus complying with the 1933 Act, and the period during which the prospectus referred to in the notice provided for in Section 9.03(f) above cannot be used and the time period prior to the use of the amended prospectus referred to in this Section 9.03(g) shall not be counted in the 120 day period of this Section 9.03.

Section 9.04      Furnish Information.
                  --------------------

          (a) It shall be a condition precedent to the obligations of Borrower to take any action pursuant to this Article IX that the selling Holders shall furnish to Borrower any and all information reasonably requested by Borrower, its officers, directors, employees, counsel, agents or representatives, the underwriter or underwriters, if any, and the SEC or any other Governmental Authority, including, but not limited to: (i) such information regarding themselves, the Registrable Securities held by them, and the intended method of disposition of such securities, as shall be required to effect the registration of their Registrable Securities; and (ii) the identity of and compensation to be paid to any proposed underwriter or broker-dealer to be employed in connection therewith.

          (b) In connection with the preparation and filing of each registration statement registering Registrable Securities under the 1933 Act, Borrower shall give the Holders of Registrable Securities on whose behalf such Registrable Securities are to be registered and their underwriters, if any, and their respective counsel and accountants, at such Holders' sole cost and expense (except as otherwise set forth herein), such access to copies of Borrower's records and documents and such opportunities to discuss the business of Borrower with its officers and the independent public accountants who have certified its financial statements as shall be reasonably necessary in the opinion of such Holders and such underwriters or their respective counsel, to conduct a reasonable investigation within the meaning of the 1933 Act.

Section 9.05      Expenses of Registration.
                  -------------------------

          All expenses, other than underwriting discounts and commissions applicable to the Registrable Securities sold by selling Holders, incurred in connection with the registration of the Registrable Securities pursuant to this Article, including, without limitation, all registration, filing and qualification fees, printer's expenses, and accounting and legal fees and expenses of Borrower and selling Holders, shall be borne by Borrower.

Section 9.06      Indemnification Regarding Registration Rights.
                  ----------------------------------------------

          If any Registrable Securities are included in a registration statement under this Article:

          (a) To the extent permitted by law, Borrower will indemnify and hold harmless each Holder, the officers and directors of each Holder, any underwriter (as defined in the 1933 Act) for such Holder and each person, if any, who controls such Holder or underwriter within the meaning of the 1933 Act or the 1934 Act, against any losses, claims, damages, liabilities (joint or several) or any legal or other costs and expenses reasonably incurred by them in connection with investigating or defending any such loss, claim, damage, liability or action to which they may become subject under the 1933 Act, the 1934 Act or state law, insofar as such losses, claims, damages, costs, expenses or liabilities (or actions in respect thereof) arise out of or are based upon any of the following statements, omissions or violations (each a "Violation"): (i) any untrue statement or alleged untrue statement of a material fact with respect to Borrower or its securities contained in such registration statement, including any preliminary prospectus or final prospectus contained therein or any amendments or supplements therein; (ii) the omission or alleged omission to state therein a material fact with respect to Borrower or its securities required to be stated therein or necessary to make the statements therein not misleading; or (iii) any violation or alleged violation by Borrower of the 1933 Act, the 1934 Act, any state securities law or any rule or regulation promulgated under the 1933 Act, the 1934 Act or any state securities law. Notwithstanding the foregoing, the indemnity agreement contained in this Section 9.06(a) shall not apply and Borrower shall not be liable (i) in any such case for any such loss, claim, damage, costs, expenses, liability or action to the extent that it arises out of or is based upon a Violation which occurs in reliance upon, and in conformity with, written information furnished expressly for use in connection with such registration by any such Holder or its authorized agent, underwriter or controlling person, or (ii) for amounts paid in settlement of any such loss, claim, damage, liability or action if such settlement is effected without the prior written consent of Borrower, which consent shall not be unreasonably withheld.

          (b) To the extent permitted by law, each Holder who participates in a registration pursuant to the terms and conditions of this Agreement shall indemnify and hold harmless Borrower, each of its directors and officers who have signed the registration statement, each Person, if any, who controls Borrower within the meaning of the 1933 Act, the 1934 Act, any state securities law or any rule or regulation promulgated under the 1933 Act, the 1934 Act or any state securities law, each of Borrower's employees, agents, counsel and representatives, any underwriter and any other Holder selling securities in such registration statement, or any of its directors or officers, or any person who controls such Holder, against any losses, claims, damages, costs, expenses or liabilities (joint or several) to which Borrower or any such director, officer, controlling person, employee, agent, representative, underwriter or other such Holder, or director, officer or controlling person thereof, may become subject, under the 1933 Act, the 1934 Act or other federal or state law, only insofar as such losses, claims, damages, costs, expenses or liabilities or actions in respect thereto arise out of or are based upon any Violation, in each case to the extent, and only to the extent, that such Violation occurs in reliance upon and in conformity with written information furnished by such Holder expressly for use in connection with such Registration. Each such Holder will indemnify any legal or other expenses reasonably incurred by Borrower or any such director, officer, employee, agent, representative, controlling person, underwriter or other Holder, or officer, director or any controlling person thereof, in connection with investigating or defending any such loss, claim, damage, liability or action; provided, however, that the indemnity agreement contained in this Section 9.06(b) shall not apply to amounts paid in settlement of any such loss, claim, damage, costs, expenses, liability or action if such settlement is effected without the prior written consent of the Holder, which consent shall not be unreasonably withheld.

          (c) Promptly after receipt by an indemnified  party under this Section
9.06 of notice of the commencement of any action (including any governmental action), such indemnified party will, if a claim in respect thereof is to be made against any indemnifying party under this Section 9.06, deliver to the indemnifying party a written notice of the commencement thereof and the indemnifying party shall have the right to participate in, and, to the extent the indemnifying party so desires, jointly with any other indemnifying party similarly noticed, to assume the defense thereof with counsel mutually satisfactory to the parties; provided, however, that an indemnified party shall have the right to retain its own counsel, with the reasonable fees and expenses of such counsel to be paid by the indemnifying party, if representation of such indemnified party by the counsel retained by the indemnifying party would be inappropriate due to actual or potential conflict of interests between such indemnified party and any other party represented by such counsel in such proceeding. The failure to deliver written notice to the indemnifying party within a reasonable time of the commencement of any such action shall not relieve the indemnifying party of its obligations under this Section 9.06, except to the extent that the failure results in a failure of actual notice to the indemnifying party and such indemnifying party is materially prejudiced in its ability to defend such action solely as a result of the failure to give such notice.

          (d) If the indemnification provided for in this Section 9.06 is unavailable to an indemnified party under this Section in respect of any losses, claims, damages, costs, expenses, liabilities or actions referred to herein, then each indemnifying party, in lieu of indemnifying such indemnified party, shall contribute to the amount paid or payable by such indemnified party as a result of such losses, claims, damages, costs, expenses, liabilities or actions in such proportion as is appropriate to reflect the relative fault of Borrower, on the one hand and of the Holder, on the other, in connection with the Violation that resulted in such losses, claims, damages, costs, expenses, liabilities or actions. The relative fault of Borrower, on the one hand, and of the Holder, on the other, shall be determined by reference to, among other things, whether the untrue or alleged untrue statement of the material fact or the omission to state a material fact relates to information supplied by Borrower or by the Holder, and the parties' relative intent, knowledge, access to information and opportunity to correct or prevent such statement or omission.

          (e) Borrower, on the one hand, and the Holders, on the other, agree that it would not be just and equitable if contribution pursuant to this Section
9.06 were determined by a pro rata allocation or by any other method of allocation which does not take account of the equitable considerations referred to in the immediately preceding paragraph. The amount paid or payable by an indemnified party as a result of losses, claims, damages, costs, expenses, liabilities and actions referred to in the immediately preceding paragraph shall be deemed to include, subject to the limitations set forth above, any reasonable legal or other expenses incurred by such indemnified party in connection with defending any such action or claim. Notwithstanding the provisions of this
Section 9.06, neither Borrower nor the Holders shall be required to contribute any amount in excess of the amount by which the total price at which the securities were offered to the public exceeds the amount of any damages which Borrower or each such Holder has otherwise been required to pay by reason of such Violation. No person guilty of fraudulent misrepresentations (within the meaning of Section 11(f) of the 1933 Act) shall be entitled to contribution from any person who is not guilty of such fraudulent misrepresentation.

Section 9.07      Reports Under the 1934 Act.
                  ---------------------------

          So long as Borrower has a class of securities  registered  pursuant to
Section 12 of the 1934 Act, with a view to making available to the Holders the benefits of Rule 144 promulgated under the 1933 Act ("Rule 144") and any other rule or regulation of the SEC that may at any time permit a Holder to sell securities of Borrower to the public without registration or pursuant to a registration on Form S-3, if applicable, Borrower agrees to use its reasonable efforts to:

     (a) Make and keep public information available, as those terms are understood and defined in Rule 144, at all times;

     (b) File with the SEC, in a timely manner, all reports and other documents required of Borrower under the 1933 Act and the 1934 Act;

     (c) Use its best efforts to include all Common Stock covered by such registration statement on NASDAQ if the Common Stock is then quoted on NASDAQ; or list all Common Stock covered by such registration statement on such securities exchange or bulletin board on which any of the Common Stock is then listed; or, if the Common Stock is not then quoted on NASDAQ or listed on any national securities exchange or bulletin board, use its best efforts to have such Common Stock covered by such registration statement quoted on NASDAQ or, at the option of Borrower, listed on a national securities exchange or bulletin board if eligible for listing; and

     (d) Furnish to any Holder, so long as the Holder owns any Registrable Securities, (i) forthwith upon request, a copy of the most recent annual or quarterly report of Borrower and such other SEC reports and documents so filed by Borrower, and (ii) such other information (but not any opinion of counsel) as may be reasonably requested by any Holder seeking to avail himself of any rule or regulation of the SEC which permits the selling of any such securities without registration or pursuant to such form.

Section 9.08      Assignment of Registration Rights.
                  ----------------------------------

          Subject to the terms and conditions of this Agreement, and the Debenture, the right to cause Borrower to register Registrable Securities pursuant to this Agreement may be assigned by Holder to any transferee or assignee of such securities; provided that (i) such transferee or assignee is a transferee or assignee of at least ten percent (10%) of the Registrable Securities, (ii) such transferee or assignee is not a Person who is a direct, material competitor of Borrower, (iii) Borrower is, within a reasonable time after such transfer, furnished with written notice of the name and address of such transferee or assignee and the securities with respect to which such registration rights are being assigned; and, (iv) such assignment shall be effective only if, immediately following such transfer, the further disposition of such securities by the transferee or assignee is restricted under the 1933 Act; it being the intention that, so long as Holder holds any Registrable Securities hereunder, either Holder or its transferee or assignee of at least ten percent may exercise the piggy-back registration rights hereunder. Other than as set forth above, the parties hereto hereby agree that the registration rights hereunder shall not be transferable or assigned and any contemplated transfer or assignment in contravention of this Agreement shall be deemed null and void and of no effect whatsoever.

Section 9.09      Other Matters.
                  --------------

          (a) Each Holder of Registrable Securities hereby agrees by acquisition of such Registrable Securities that, with respect to each offering of the Registrable Securities, whether each Holder is offering such Registrable

Securities in an underwritten or nonunderwritten offering, such Holder will comply with Regulation M or such other or additional anti-manipulation rules then in effect until such offering has been completed, and in respect of any nonunderwritten offering, in writing will inform Borrower, any other Holders who are selling shareholders, and any national securities exchange upon which the securities of Borrower are listed, that the Registrable Securities have been sold and will, upon Borrower's request, furnish the distribution list of the Registrable Securities. In addition, upon the request of Borrower, each Holder will supply Borrower with such documents and information as Borrower may reasonably request with respect to the subject matter set forth and described in this Section 9.09.

          (b) Each Holder of Registrable Securities hereby agrees by acquisition of such Registrable Securities that, upon receipt of any notice from Borrower of the happening of any event which makes any statement made in the registration statement, the prospectus or any document incorporated therein by reference, untrue in any material respect or which requires the making of any changes in the registration statement, the prospectus or any document incorporated therein by reference, in order to make the statements therein not misleading in any material respect, such Holder will forthwith discontinue disposition of
Registrable   Securities   under  the  prospectus   related  to  the  applicable
registration statement until such Holder's receipt of the copies of the supplemented or amended prospectus, or until it is advised in writing by Borrower that the use of the prospectus may be resumed, and has received copies of any additional or supplemental filings which are incorporated by reference in the prospectus.

                        ARTICLE X. - BOARD OF DIRECTORS

Section 10.01     Board Representation or Attendance by Observer.
                  -----------------------------------------------

          (a) Borrower herewith agrees that the Agent shall have the right, from time to time, to designate a nominee to serve as a member of the Board of Directors of Borrower. (This right is presently satisfied.) In the event of a monetary Default under Section 8.01 hereof, the Agent shall have the right to designate one (1) additional nominee to serve as a member of the Board of Directors of Borrower. Borrower will nominate and use its best efforts to secure the election of such designee(s) as Director(s) of Borrower. If the number of directors equals the maximum number of directors authorized by Borrower's Articles of Incorporation or Bylaws, one (1) director who is also an executive officer of Borrower must resign. During such time as the Agent has not exercised such rights, the Agent shall have the right to designate an observer, who shall be entitled to attend and participate (but not vote) in all meetings of the Board of Directors and to receive all notices, reports, information, correspondence and communications sent by Borrower to members of the Board of Directors. All costs and expenses incurred by any such designated Director or observer, or by the Agent on behalf of such Director or observer, shall be promptly reimbursed by Borrower.

          (b) Any such Director or observer shall, if requested to do so, absent himself or herself from the meeting in the event of, and so long as, the Directors are considering and acting on matters pertaining to any rights or obligations of Borrower or the Lender under this Agreement, the Debenture, the other Loan Documents.

Section  10.02  Limitation  of  Authority  of  Persons  Designated as a Director
                ----------------------------------------------------------------
Nominee.
--------
          It is provided and agreed that the actions and advice of any person while serving pursuant to Section 10.01 as a Director or an observer at meetings of the Board of Directors shall be construed to be the actions and advice of that person alone and not be construed as actions of the Lender as to any notice of requirements or rights of the Lender under this Agreement, the Debenture, the other Loan Documents nor as actions of the Lender to approve modifications, consents, amendments or waivers thereof; and all such actions or notices shall be deemed actions or notices of the Lender only when duly provided in writing and given in accordance with the provisions of this Agreement.

Section 10.03     Nonliability of the Lender.
                  ---------------------------

          The relationship between Borrower and the Lender is, and shall at all times remain, solely that of borrower and lender. The Lender neither undertakes nor assumes any responsibility or duty to Borrower to review, inspect, supervise, pass judgment upon or inform Borrower of any matter in connection with any phase of Borrower's business, operations or condition, financial or otherwise. Borrower shall rely entirely upon its own judgment with respect to such matters, and any review, inspection, supervision, exercise of judgment or information supplied to Borrower by the Lender, or any representative or agent of the Lender, in connection with any such matter is for the protection of the Lender, and neither Borrower nor any third party is entitled to rely thereon.

                        ARTICLE XI. - AGENCY PROVISIONS

Section 11.01     The Lender's Representations and Warranties to the Agent.
                  ---------------------------------------------------------

          The Lender represents and warrants to the Agent:

          (a) It is legal for it to make the Loan, and the making of such Loan complies with laws applicable to it;

          (b) It has made, its own independent review (including any desired investigations and inspections) of, and it accepts and approves, the Loan, this Agreement and the associated documents and all other matters and information which it deems pertinent. It acknowledges that the Loan Documents are a complete statement of all understandings and respective rights and obligations between and among the Lender and Borrower regarding the Loan;

          (c) The Lender has not made any express or implied representation or warranty to any other lender with respect to this transaction;

          (d) It will, independently and without reliance upon any other lender, and based upon such documents and information as it shall deem appropriate at the time, continue to make its own credit analysis, appraisals and decisions in taking or not taking action under this Agreement, and will make such investigation as it deems necessary to inform itself as to the Loan, the Loan Documents, Borrower and any collateral; provided, however, nothing contained in this Section shall limit the Agent's obligation to provide the Lender with the information and documents the Agent is expressly required to deliver under this Agreement;

          (e) The Loan Documents executed by the Lender are valid and binding obligations of the Lender.

Section 11.02     Waiver of Loan Provisions or Interest or Principal Payments.
                  ------------------------------------------------------------

          A waiver of an interest or principal payment, a declaration of a Default or any amendment, modification or waiver of this Agreement or the Debenture will require the consent of the Lender.

Section 11.03     Agency.
                  -------
          (a) The Lender hereby designates and appoints Renaissance Group as its Agent under this Agreement and authorizes the Agent to take such action on its behalf under the provisions of this Agreement and the other Loan Documents and to exercise such powers as are set forth herein or therein, together with such other powers as are reasonably incidental thereto. In performing its functions and duties under this Agreement, the Agent shall act solely as agent of the Lender and does not assume, and shall not be deemed to have assumed, any obligation toward or relationship of agency or trust with or for Borrower. The Agent may perform any of its duties under this Agreement, or under the other Loan Documents, by or through its agents or employees.

          (b) The Agent shall have no duties or responsibilities except those expressly set forth in this Agreement, in the other Loan Documents. Except as expressly provided herein, the duties of the Agent shall be mechanical and administrative in nature. The Agent shall have, and may use, its sole discretion with respect to exercising or refraining from taking any actions which the Agent is expressly entitled to take or assert under this Agreement, the other Loan Documents. The Agent shall not have, by reason of this Agreement, a fiduciary relationship with respect to the Lender. Nothing in this Agreement, any of the other Loan Documents, express or implied, is intended to or shall be construed to impose upon the Agent any obligations in respect of this Agreement, any of the other Loan Documents except as expressly set forth herein or therein. If the Agent seeks the consent or approval of the Lender to the taking or refraining from taking any action hereunder, the Agent shall send notice thereof to the Lender. The Agent may employ agents, co-agents and attorneys-in-fact and shall not be responsible to the Lender or Borrower, except as to money or securities received by it or its authorized agents, for the negligence or misconduct of any such agents or attorneys-in-fact selected by it with reasonable care.

          (c) Neither the Agent nor any of its officers, directors, employees or agents shall be liable to the Lender for any action taken or omitted by it or any of them under this Agreement, any of the other Loan Documents, or in connection herewith or therewith, except that no Person shall be relieved of any liability imposed by law, intentional tort or gross negligence. The Agent shall not be responsible to the Lender for any recitals, statements, representations or warranties contained in this Agreement or for the execution, effectiveness, genuineness, validity, enforceability, collectability or sufficiency of this Agreement, any of the other Loan Documents or any of the transactions contemplated thereby, or for the financial condition of Borrower. The Agent shall not be required to make any inquiry concerning either the performance or observance of any of the terms, provisions or conditions of this Agreement, any of the other Loan Documents or the financial condition of Borrower, or the existence or possible existence of any Default or Event of Default. The Agent shall give the Lender notice of any Default or Event of Default of which the Agent has actual notice. The Agent may, at any time, request instructions from the Lender with respect to any actions or approvals which, by the terms of this Agreement, of any of the other Loan Documents, the Agent is permitted or required to take or to grant, and if such instructions are promptly requested, the Agent shall be absolutely entitled to refrain from taking any action or to withhold any approval and shall not be under any liability whatsoever to any Person for refraining from any action or withholding any approval under any of the Loan Documents until it shall have received such instructions from the Lender. Without limiting the foregoing, the Lender shall not have any right of action whatsoever against the Agent as a result of the Agent acting or refraining from acting under this Agreement, any of the other Loan Documents in accordance with the instructions of the Lender.

          (d) The Agent shall be entitled to rely upon any written notices, statements, certificates, orders or other documents or any telephone message believed by it, in good faith, to be genuine and correct and to have been signed, sent or made by the proper Person, and with respect to all matters pertaining to this Agreement, any of the other Loan Documents and its duties hereunder or thereunder, upon advice of counsel selected by it.

          (e) To the extent that the Agent is not reimbursed and indemnified by Borrower, the Lender will reimburse and indemnify the Agent for and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses, advances or disbursements of any kind or nature whatsoever which may be imposed on, incurred by or asserted against the Agent in any way relating to or arising out of this Agreement, any of the other Loan Documents, or any action taken or omitted by the Agent under this Agreement, any of the other Loan Documents. The obligations of the Lender under this indemnification provision shall survive the payment in full of the Loans and the termination of this Agreement.

                          ARTICLE XII. - MISCELLANEOUS

Section 12.01     Strict Compliance.
                  ------------------

          Any waiver by the Lender of any breach or any term or condition of this Agreement, the other Loan Documents shall not be deemed a waiver of any other breach, nor shall any failure to enforce any provision of this Agreement, the other Loan Documents operate as a waiver of such provision or of any other provision, nor constitute nor be deemed a waiver or release of Borrower for anything arising out of, connected with or based upon this Agreement, the other Loan Documents.

Section 12.02     Waivers and Modifications.
                  --------------------------

          All modifications, consents, amendments or waivers (herein "Waivers") of any provision of this Agreement, the Debenture, any other Loan Documents, and any consent to departure therefrom, shall be effective only if the same shall be in writing by the Lender and then shall be effective only in the specific instance and for the purpose for which given. No notice or demand given, in any case, shall constitute a waiver of the right to take other action in the same, similar or other instances without such notice or demand. No failure to exercise, and no delay in exercising, on the part of the Agent or the Lender, any right hereunder shall operate as a waiver thereof, nor shall any single or partial exercise thereof preclude any other or further exercise thereof or the exercise of any other right. The rights of the Lender hereunder, under the other Loan Documents shall be in addition to all other rights provided by law.

Section 12.03     Limitation on Liability.
                  ------------------------

          The duties, warranties, covenants and promises arising from the Loan Documents of the Lender or the Agent to Borrower shall be several and not joint, and Borrower shall have no legal or equitable cause of action against the Lender or the Agent (or their successors or assigns) for any liability of the other (or its successors or assigns).

Section 12.04   Choice of Forum; Consent to Service of Process and Jurisdiction.
                ----------------------------------------------------------------

          Any suit, action or proceeding against Borrower with respect to this Agreement or the Debenture or any judgment entered by any court in respect thereof, may be brought in the courts of the State of Texas, County of Dallas, or in the United States federal courts located in the State of Texas, as the Lender or the Agent, in its sole discretion, may elect, and Borrower hereby submits to the nonexclusive jurisdiction of such courts for the purpose of any such suit, action or proceeding. Borrower hereby agrees that service of all writs, process and summonses in any such suit, action or proceeding brought in the State of Texas may be brought upon, and Borrower hereby irrevocably appoints, CT Corporation System, Dallas, Texas, as its true and lawful attorney-in-fact in the name, place and stead of Borrower to accept such service of any and all such writs, process and summonses. Borrower hereby irrevocably waives any objections which it may now or hereafter have to the laying of venue of any suit, action or proceeding arising out of or relating to this Agreement or any Debenture brought in such courts, and hereby further irrevocably waives any claim that any such suit, action or proceeding brought in any such court has been brought in any inconvenient forum.

Section 12.05     Invalid Provisions.
                  -------------------

          If any provision of any Loan Document is held to be illegal, invalid or unenforceable under present or future laws during the term of this Agreement, such provision shall be fully severable; such Loan Document shall be construed and enforced as if such illegal, invalid or unenforceable provision had never comprised a part of such Loan Document; and the remaining provisions of such Loan Document shall remain in full force and effect and shall not be affected by the illegal, invalid or unenforceable provision or by its severance from such Loan Document. Furthermore, in lieu of each such illegal, invalid or unenforceable provision shall be added as part of such Loan Document a provision mutually agreeable to Borrower and the Lender as similar in terms to such illegal, invalid or unenforceable provision as may be possible and be legal, valid and enforceable. In the event Borrower and the Lender are unable to agree upon a provision to be added to the Loan Document within a period of ten (10) business days after a provision of the Loan Document is held to be illegal, invalid or unenforceable, then a provision acceptable to independent arbitrators, such to be selected in accordance with the provisions of the American Arbitration Association, as similar in terms to the illegal, invalid or unenforceable provision as is possible and be legal, valid and enforceable shall be added automatically to such Loan Document. In either case, the effective date of the added provision shall be the date upon which the prior provision was held to be illegal, invalid or unenforceable.

Section 12.06     Maximum Interest Rate.
                  ----------------------

          (a) Regardless of any provision contained in any of the Loan Documents, the Lender shall never be entitled to receive, collect or apply as interest on the Debenture any amount in excess of interest calculated at the Maximum Rate, and, in the event that the Lender ever receives, collects or applies as interest any such excess, the amount which would be excessive interest shall be deemed to be a partial prepayment of principal and treated hereunder as such; and, if the principal amount of the Obligation is paid in full, any remaining excess shall forthwith be paid to Borrower. In determining whether or not the interest paid or payable under any specific contingency exceeds interest calculated at the Maximum Rate, Borrower and the Lender shall, to the maximum extent permitted under applicable law, (i) characterize any nonprincipal payment as an expense, fee or premium rather than as interest, (ii) exclude voluntary prepayments and the effects thereof, and (iii) amortize, pro rate, allocate and spread, in equal parts, the total amount of interest throughout the entire contemplated term of the Debenture; provided that, if the Debenture is paid and performed in full prior to the end of the full contemplated term thereof, and if the interest received for the actual period of existence thereof exceeds interest calculated at the Maximum Rate, the Lender shall refund to Borrower the amount of such excess or credit the amount of such excess against the principal amount of the Debenture and, in such event, the Lender shall not be subject to any penalties provided by any laws for contracting for, charging, taking, reserving or receiving interest in excess of interest calculated at the Maximum Rate.

          (b) "Maximum Rate" shall mean, on any day, the highest nonusurious rate of interest permitted by applicable law on such day that, at any time or from time to time, may be contracted for, taken, reserved, charged or received on the Indebtedness evidenced by the Debenture under the laws which are presently in effect of the United States of America and the laws of any other jurisdiction which are or may be applicable to the holder of the Debenture and such Indebtedness or, to the extent permitted by law, under such applicable laws of the United States of America and the laws of any other jurisdiction which are or may be applicable to the holder of the Debenture and which may hereafter be in effect and which allow a higher maximum nonusurious interest rate than applicable laws now allow.

Section 12.07     Participations and Assignments of the Debenture.
                  ------------------------------------------------

          (a) The Lender and the Agent shall have the right to enter into a participation agreement with any other party or its Affiliates with respect to the Debenture, or to sell all or any part of the Debenture, but any participation or sale shall not affect the rights and duties of the Lender or the Agent hereunder vis-a-vis Borrower. In the event that all or any portion of the Loan shall be at any time, assigned, transferred or conveyed to other parties, any action, consent or waiver (except for compromise or extension of maturity), to be given or taken by the Lender or the Agent hereunder (herein "Action"), shall be such action as taken by the holder of a majority in amount of the Principal Amount of the Debenture then outstanding, as such holder are recorded on the books of Borrower and represented by the Agent as described in subsection (b) below.

          (b) Assignment or sale of the Debenture shall be effective on the books of Borrower only upon (i) endorsement of the Debenture, or part thereof, to the proposed new holder, along with a current notation of the amount of payments or installments received and net Principal Amount yet unfunded or unpaid, and presentment of such Debenture to Borrower for issue of a replacement Debenture, in the name of the new holder; and (ii) delivery of an opinion of counsel, reasonably satisfactory to Borrower, that transfer shall not require registration or qualification under applicable state or federal securities laws.

          (c) The Debenture may be sold, transferred or assigned only to Affiliates of the Lender or permitted transferees in multiples of Ten Thousand Dollars ($10,000).

Section 12.08     Confidentiality.
                  ----------------

          (a) All financial reports or information that are furnished to the Lender or Holders, or their respective director designees or other representatives, pursuant to this Agreement or pursuant to the Debenture, the other Loan Documents shall be treated as confidential unless and to the extent that such information has been otherwise disclosed by Borrower, but nothing herein contained shall limit or impair the Lender's or Holders' right to disclose such reports to any appropriate Governmental Authority, or to use such information to the extent pertinent to an evaluation of the Obligation, or to enforce compliance with the terms and conditions of this Agreement, or to take any lawful action which the Lender or Holders deem necessary to protect their respective interests under this Agreement.

          (b) The Lender and the Agent shall use their reasonable efforts to protect and preserve the confidentiality of such information, except for such disclosure as shall be required for compliance by the Lender or its respective director designees with SEC reporting requirements or any administrative or judicial proceeding or otherwise as a matter of law. The provisions of Section
5.01 notwithstanding, Borrower may refuse to provide information as required pursuant thereto to an assignee or successor in interest to the Lender, unless and until such assignee or successor shall have executed an agreement to maintain the confidentiality of the information as provided herein.

Section 12.09     Binding Effect.
                  ---------------

          The Loan Documents shall be binding upon and inure to the benefit of Borrower and the Lender and their respective successors, assigns and legal representatives; provided, however, that Borrower may not, without the prior written consent of the Lender, assign any rights, powers, duties or obligations thereunder.

Section 12.10     No Third Party Beneficiary.
                  ---------------------------

          The parties do not intend the benefits of this Agreement to inure to any third party, nor shall this Agreement be construed to make or render the Lender liable to any materialman, supplier, contractor, subcontractor, purchaser or lessee of any property owned by Borrower, or for debts or claims accruing to any such persons against Borrower. Notwithstanding anything contained herein, in the Debenture, in any other Loan Document, no conduct by any or all of the parties hereto, before or after signing this Agreement, any other Loan Document, shall be construed as creating any right, claim or cause of action against the Lender, or any of its respective officers, directors, agents or employees, in favor of any materialman, supplier, contractor, subcontractor, purchaser or lessee of any property owned by Borrower, nor to any other person or entity other than Borrower.

Section 12.11     Entirety.
                  ---------

          This Agreement and the Debenture, the other Loan Documents and any other documents or instruments issued or entered into pursuant hereto and thereto contain the entire agreement between the parties and supersede all prior agreements and understandings, written or oral (if any), relating to the subject matter hereof and thereof.

Section 12.12     Headings.
                  ---------

          Section  headings are for convenience of reference only and, except as
a  means  of   identification   of  reference,   shall  in  no  way  affect  the
interpretation of this Agreement.

Section 12.13     Survival.
                  ---------

          All representations and warranties made by Borrower herein shall survive delivery of the Debenture and the making of the Loans.

Section 12.14     Multiple Counterparts.
                  ----------------------

          This Agreement may be executed in any number of counterparts, all of which taken together shall constitute one and the same agreement, and any of the parties hereto may execute this Agreement by signing any such counterpart.

Section 12.15     Knowledge of Borrower.
                  ----------------------

          As used herein or in any of the other Loan Documents, all references to "Borrower's best knowledge" or "to the knowledge of Borrower" or words or phrases of similar import (whether or not modified by any additional phrase) shall in each case mean the knowledge of Borrower or its respective executive officers, directors and principal shareholders.

Section 12.16     Notices.
                  --------

          Any notices or other communications required or permitted to be given by this Agreement or any other documents and instruments referred to herein must be (i) given in writing and personally delivered, mailed by prepaid certified or registered mail or sent by overnight service, such as FedEx, or (ii) made by telex or facsimile transmission delivered or transmitted to the party to whom such notice or communication is directed, with confirmation thereupon given in writing and personally delivered or mailed by prepaid certified or registered mail.

          If to Borrower:           CaminoSoft Corp.
                                    600 N. Hampshire Road, Suite 105
                                    West Lake Village, CA  91361
                                    Attn:    Walter Kornbluh
                                             President
                                    Telephone:        (818) 707-2000
                                    Telecopier:       (818) 707-1627

          with a copy to:           Loeb & Loeb LLP
                                    101000 Santa Monica Blvd., Suite 2200
                                    Los Angeles, CA  90067-4164
                                    Attn:    David Ficksman, Esq.
                                    Telephone:        (310) 282-2000
                                    Telecopier:       (310) 282-2200

          If to the Lender:         BFSUS Special Opportunities Trust PLC
                                    c/o Renaissance Capital Group, Inc.
                                    8080 N. Central Expressway, Suite 210-LB59
                                    Dallas, TX 75206
                                    Attn:    Russell Cleveland
                                             Director
                                    Telephone:      (214) 891-8294
                                    Telecopier:     (214) 891-8291

          with a copy to:           Kirkpatrick & Lockhart LLP
                                    2828 N. Harwood, Suite 1800
                                    Dallas, TX 75201
                                    Attn:    Norman R. Miller, Esq.
                                    Telephone:      (214) 939-4906
                                    Telecopier:     (214) 939-4949

          If to the Agent:          Renaissance Capital Group, Inc.
                                    8080 N. Central Expressway, Suite 210-LB59
                                    Dallas, TX 75206
                                    Attn:    Russell Cleveland
                                             President and CEO
                                    Telephone:      (214) 891-8294
                                    Telecopier:     (214) 891-8291
          with a copy to:           Kirkpatrick & Lockhart LLP
                                    2828 N. Harwood, Suite 1800
                                    Dallas, TX 75201
                                    Attn:    Norman R. Miller, Esq.
                                    Telephone:      (214) 939-4906
                                    Telecopier:     (214) 939-4949

          Any notice delivered personally in the manner provided herein will be deemed given to the party to whom it is directed upon the party's (or its agent's) actual receipt. Any notice addressed and mailed in the manner provided herein will be deemed given to the party to whom it is addressed at the close of business, local time of the recipient, on the fourth business day after the day it is placed in the mail, or, if earlier, the time of actual receipt.

Section 12.17     Governing Law.
                  --------------

          THIS LOAN AGREEMENT HAS BEEN PREPARED, IS BEING EXECUTED AND DELIVERED, AND IS INTENDED TO BE PERFORMED IN THE STATE OF TEXAS, AND THE SUBSTANTIVE LAWS OF SUCH STATE AND THE APPLICABLE FEDERAL LAWS OF THE UNITED STATES OF AMERICA SHALL GOVERN THE VALIDITY, CONSTRUCTION, ENFORCEMENT AND INTERPRETATION OF THIS LOAN AGREEMENT.

                            [Signature page follows.]

          IN WITNESS WHEREOF, this Agreement has been duly executed as of the date and year written above.

                       BORROWER:

                       CAMINOSOFT CORP.


                       By:
                          -----------------------------------------------------
                            Walter Kornbluh
                            Chief Executive Officer and Chairman of the Board


                       LENDER:

                      BFSUS SPECIAL OPPORTUNITIES TRUST PLC


                        By:
                           ----------------------------------------------------
                            Russell Cleveland
                            Director


                        AGENT:

                        RENAISSANCE CAPITAL GROUP, INC.


                        By:
                           ----------------------------------------------------
                           Russell Cleveland
                           President and CEO

                     SCHEDULES TO CONVERTIBLE LOAN AGREEMENT

Schedule 4.03              No Conflicts or Consents

Schedule 4.05              Permitted Liens

Schedule 4.06              Financial Condition

Schedule 4.08              Material Agreements

Schedule 4.09              Litigation

Schedule 4.10              Taxes

Schedule 4.11              Capitalization

Schedule 4.14              Employee Benefit Plans

Schedule 4.15              Compliance with Laws

Schedule 4.16              Licenses and Permits

Schedule 4.17              Contracts

Schedule 4.19              Insider Agreements not listed on SEC Filings

Schedule 4.21              Casualties

Schedule 4.24              Corporate Names

Schedule 4.26              Insurance

Schedule 4.28              Real Property

Schedule 4.29              Environmental Matters

Schedule 7.01              Financial Ratios and Requirements

                                  SCHEDULE 7.01

                        Financial Ratios and Requirements


(a) Total Debt to Equity Ratio. Borrower will not permit the ratio of its total Indebtedness to stockholders' equity to be less than 2:1 as of the end of each fiscal quarter.

         (b) Total Minimum Cash Requirement. Borrower's total minimum cash requirement shall be $150,000.

--------------------------------------------------------------------------------

THIS DEBENTURE AND THE COMMON STOCK ISSUABLE UPON CONVERSION HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED ("ACT"), OR APPLICABLE STATE SECURITIES LAWS ("STATE ACTS"), AND SHALL NOT BE SOLD, HYPOTHECATED, OR OTHERWISE TRANSFERRED, UNLESS SUCH TRANSFER IS MADE IN COMPLIANCE WITH THE ACT AND THE STATE ACTS.
--------------------------------------------------------------------------------

                                CAMINOSOFT CORP.


                           6.00% CONVERTIBLE DEBENTURE


$1,000,000                                                               NO.  1


                        DATE OF ISSUE:  NOVEMBER 27, 2002


     CaminoSoft Corp., a California corporation (the "Company" or "Borrower"), for value received, promises to pay to:


                   HSBC GLOBAL CUSTODY NOMINEE (U.K.) LIMITED
                             DESIGNATION NO. 896414
                             ----------------------

or to its order, (together with any assignee, jointly or severally, the "Holder" or "Lender") on or before November 27, 2005 (the "Due Date") (unless this Debenture shall have been sooner called for redemption or presented for conversion as herein provided), the sum of One Million Dollars ($1,000,000), or if different from such amount, the unpaid principal amount of all disbursements made by the Lender to the Borrower as may be due and owing under the Agreement (the "Principal Amount") and to pay interest on the unpaid Principal Amount at the rate of 6.00% per annum. All payments of both principal and interest shall be made at the address of the Holder hereof as it appears in the books and records of the Borrower, or at such other place as may be designated by the Holder hereof.

     1. Interest. Interest on the Principal Amount outstanding from time to time
        ---------
shall be payable in monthly installments commencing February 1, 2003, and subsequent payments shall be made on the first day of each month thereafter until the Principal Amount and all accrued and unpaid interest shall have been paid in full. Overdue principal and interest on the Debenture shall bear interest at the maximum rate permitted by applicable law.

2.     Maturity.  If  not  sooner  paid,  redeemed  or converted, this Debenture
       ---------
shall mature on November 27, 2005, at which time the unpaid Principal Amount, and all accrued and unpaid interest and any other charges, fees and payments then due under the Agreement, shall be due and payable in full. The Principal Amount shall be prepaid with the proceeds from the sale by Borrower of preferred stock and/or other equity. This Debenture shall be subject to acceleration upon the occurrence of an Event of Default under the Agreement. This Debenture shall be prepaid pro rata with any prepayments of Indebtedness.


3.     Optional  Redemption  by  Holder.
       ---------------------------------

     (a) If at any time after the date hereof (i) the Company's Common Stock, no par value per share ("Common Stock"), is not listed on the New York Stock Exchange ("NYSE") or the American Stock Exchange ("AMEX"), or quoted on the NASDAQ National Market System ("National Market") or the NASDAQ SmallCap System ("SmallCap") or the Over-the-Counter Bulletin Board ("OTCBB") or, after its institution, the Bulletin Board Exchange ("BBX"), (ii) there is a change of control of the Company's voting securities, without the written consent of the Holder, (iii) there is a change of at least fifty percent (50%) of the Company's Board of Directors as it shall exist on the date hereof, without the written consent of the Holder, (iv) all or substantially all of the assets or capital stock of the Company or its subsidiaries are sold, without the consent of the Holder, or (v) the Company is merged or consolidated with or into unaffiliated entities in violation of the Agreement, without the written consent of Holder, the Holder shall have the right to require this Debenture to be redeemed by the Company at the sum equal to the Principal Amount, together with an amount equal to an 18% annual yield on the Principal Amount through the date of redemption (the "Redemption Date").

     (b) The Holder may exercise its right to require that the Company redeem this Debenture pursuant to Section 3(a) prior to maturity by giving notice thereof to the Company, which notice shall specify the terms of redemption
(including the place at which the Holder may obtain payment), the total redemption payment and the Redemption Date, which date shall not be less than 30 days nor more than 90 days after the date of the notice.

4.     Optional  Redemption  by  Company.
       ----------------------------------

     (a) On any interest payment date, and after receipt of irrevocable notice from the Borrower as provided for below, this Debenture is redeemable, in whole but not in part, at 101% of the Principal Amount, together with accrued and unpaid interest through the Redemption Date, by the Borrower, if all of the following conditions are satisfied: (i) the average closing bid price for the Common Stock for the twenty (20) consecutive trading days prior to the date of notice exceeds an amount equal to three (3) times the Conversion Price then in effect, and the Common Stock is listed or quoted on the National Market, the SmallCap, AMEX, OTCBB, BBX or NYSE; (ii) the average daily trading volume for the twenty (20) consecutive trading days prior to the date of the irrevocable notice shall be no less than twenty-five thousand (25,000) shares; (iii) the market price for the Common Stock at the time of notice reflects a price-to-earnings ratio of no greater than twenty-five (25) times fully diluted earnings per share, excluding any extraordinary gains; and (iv) the shares of Common Stock issuable upon conversion of this Debenture shall have been fully registered under applicable securities laws. The Borrower's right of redemption is subject to the Holder's prior right of conversion of the Debenture.

     (b) If the Holder shall notify Borrower in writing of its intent to sell or otherwise transfer the Debenture (other than to an affiliate or a nominee holder of record), this Debenture is redeemable at the Borrower's option, in whole but not in part, at 101% of the Principal Amount, together with accrued and unpaid interest through the Redemption Date, by the Borrower for a period of up to thirty (30) days after the date of notice.

     (c) Borrower may exercise its right to redeem this Debenture pursuant to Sections 4(a) and (b) prior to maturity by giving notice thereof to the Holder of this Debenture as such name appears on the books of the Borrower, which notice shall specify the terms of redemption (including the place at which the Holder may obtain payment), the total redemption payment and the Redemption Date, which date shall not be less than thirty (30) days nor more than ninety
(90)  days  after  the  date  of  the  notice.

     5.  Conversion Right. The Holder of this Debenture shall have the right, at
         -----------------
Holder's option, at any time, to convert all, or, in multiples of $10,000, any part of this Debenture into such number of fully paid and nonassessable shares of Common Stock as provided herein. The Holder of this Debenture may exercise the conversion right by giving written notice (the "Conversion Notice") to Borrower of the exercise of such right and stating the name or names in which the stock certificate or stock certificates for the shares of Common Stock are to be issued and the address to which such certificates shall be delivered. The Conversion Notice shall be accompanied by the Debenture. The number of shares of Common Stock that shall be issuable upon conversion of the Debenture shall equal the outstanding Principal Amount of the Debenture divided by the Conversion Price (as defined below) and in effect on the date the Conversion Notice is given; provided, however, that in the event that this Debenture shall have been partially redeemed, shares of Common Stock shall be issued pro rata, rounded to the nearest whole share. Conversion shall be deemed to have been effected on the date the Conversion Notice is received (the "Conversion Date"). In the case of any Debenture called for redemption, the conversion rights will expire at the close of business on the Redemption Date. Within twenty (20) business days after receipt of the Conversion Notice, Borrower shall issue and deliver against a signed receipt therefor or by United States registered mail, return receipt requested, to the address designated in the Conversion Notice, a stock certificate or stock certificates of Borrower representing the number of shares of Common Stock to which Holder is entitled and a check or cash in payment of all interest accrued and unpaid on the Debenture up to and including the Conversion Date. The conversion rights will be governed by the following provisions:

          (a)  Conversion Price. On the issue date hereof and until such time as
               -----------------
     an adjustment shall occur, the initial Conversion Price shall be $1.00. However, if the five (5)-day average closing price for the Common Stock immediately prior to each Disbursement is below $1.00, the average closing price for such period shall become the Conversion Price.

          (b)  Adjustment  for  Issuance  of  Shares at Less Than the Conversion
               -----------------------------------------------------------------
     Price.  If  and  whenever  any  Additional  Common Stock shall be issued by
     ------
     Borrower (the "Stock Issue Date") for a consideration per share less than the Conversion Price then in effect, then in each such case the Conversion Price shall be reduced to a new Conversion Price in an amount equal to the price per share for the Additional Common Stock then issued, if issued in connection with a sale of shares, or the value of the Additional Common Stock then issued, as determined in accordance with generally accepted accounting principles, if issued other than for cash, and the number of shares issuable to Holder upon conversion shall be proportionately increased; and, in the case of Additional Common Stock issued without consideration, the initial Conversion Price shall be reduced in amount and the number of shares issued upon conversion shall be increased in an amount so as to maintain for the Holder the right to convert the Debenture into shares equal in amount to the same percentage interest in the Common Stock of the Company as existed for the Holder immediately preceding the Stock Issue Date.

          (c) Sale of Shares. In case of the issuance of Additional Common Stock
              ---------------
     for a consideration part or all of which shall be cash, the amount of the cash consideration therefor shall be deemed to be the gross amount of the cash paid to Borrower for such shares, before deducting any underwriting compensation or discount in the sale, underwriting or purchase thereof by underwriters or dealers or others performing similar services or for any expenses incurred in connection therewith. In case of the issuance of any shares of Additional Common Stock for a consideration part or all of which shall be other than cash, the amount of the consideration therefor, other than cash, shall be deemed to be the then fair market value of the property received.

          (d)  Stock  Splits,  Subdivisions  or  Combinations. In the event of a
               -----------------------------------------------
     stock split or subdivision of shares of Common Stock into a greater number of shares, the Conversion Price shall be proportionately decreased, and in the event of a combination of shares of Common Stock into a smaller number of shares, the Conversion Price shall be proportionately increased, such increase or decrease, as the case may be, becoming effective at the record date.

          (e)  Stock  Dividends.  Shares of Common Stock issued as a dividend or
               -----------------
     other distribution on any class of capital stock of Borrower shall be deemed to have been issued without consideration.

          (f)  Exceptions.  The term "Additional Common Stock" herein shall mean
               -----------
     all shares of Common Stock or securities convertible or exercisable into shares of Common Stock hereafter issued by Borrower (including Common Stock held in the treasury of Borrower), except (A) Common Stock issued upon the conversion of any of the Debentures; (B) Common Stock issuable upon exercise of presently outstanding options or warrants or preferred stock; or (C) up to a total of two hundred fifty thousand (250,000) shares of Common Stock issuable upon exercise of options or warrants or preferred stock to be granted in the future at less than the initial Conversion Price or issued and sold in private transactions at less than the initial Conversion Price.

          (g)  Adjustment  for  Mergers  and Consolidations. In the event of any
               ---------------------------------------------
     consolidation or merger of the Company with or into, or the sale of all or substantially all of the properties and assets of the Company, to any person, and in connection therewith, consideration is payable to holders of Common Stock in cash, securities or other property, then as a condition of such consolidation, merger or sale, lawful provision shall be made, and duly executed documents evidencing the same shall be delivered to the Holder, so that the Holder shall have the right at any time prior to the maturity of this Debenture to purchase, at a total price equal to the Conversion Price immediately prior to such event, the kind and amount of cash, securities or other property receivable in connection with such consolidation, merger or sale, by a holder of the same number of shares of Common Stock as were convertible by the Holder immediately prior to such consolidation, merger or sale. In any such case, appropriate provisions shall be made with respect to the rights and interest of the Holder so that the provisions hereof shall thereafter be applicable with respect to any cash, securities or property deliverable upon exercise hereof. Notwithstanding the foregoing, (i) if the Company merges or consolidates with, or sells all or substantially all of its property and assets to, any other person, and consideration is payable to holders of Common Stock in exchange for their Common Stock in connection with such merger, consolidation or sale which consists solely of cash, or
     (ii) in the event of the dissolution, liquidation or winding up of the Company, then the Holder shall be entitled to receive distributions on the date of such event on the same basis with holders of Common Stock as if this Debenture had been converted immediately prior to such event, less the Conversion Price. Upon receipt of such payment, if any, the rights of the Holder shall terminate and cease and this Debenture shall expire. In case of any such merger, consolidation or sale of assets, the surviving or acquiring person and, in the event of any dissolution, liquidation or winding up of the Company, the Company shall promptly, after receipt of this surrendered Debenture, make payment by delivering a check in such amount as is appropriate (or, in the case of consideration other than cash, such other consideration as is appropriate) to such person as it may be directed in writing by the Holder surrendering this Debenture.

          (h)  Distributions.  In  the event of distribution to all Common Stock
               --------------
     holders of any securities, cash or properties or assets or other rights to purchase securities or assets, then, after such event, this debenture will also be convertible into the kind and amount of securities, cash and other property which the Holder would have been entitled to receive if the Holder owned the Common Stock issuable upon conversion of the Debenture immediately prior to the occurrence of such event.

          (i)  Capital  Reorganization  and  Reclassification.  In  case  of any
               -----------------------------------------------
     capital reorganization or reclassification of the Common Stock of Borrower (other than a change in par value or as a result of a stock dividend, subdivision, split up or combination of shares), this Debenture shall be convertible into the kind and number of shares of stock or other securities or property of Borrower to which the Holder of the Debenture would have been entitled to receive if the Holder owned the Common Stock issuable upon conversion of the Debenture immediately prior to the occurrence of such event. The provisions of the immediately foregoing sentence shall similarly apply to successive reorganizations, reclassifications, consolidations, exchanges, leases, transfers or other dispositions or other share exchanges.

          (j)  Notice.  In  the  event Borrower shall propose to take any action
               -------
     which shall result in an adjustment in the Conversion Price, Borrower shall give notice to the Holder of this Debenture, which notice shall specify the record date, if any, with respect to such action and the date on which such action is to take place. Such notice shall be given on or before the earlier of 10 days before the record date or the date which such action shall be taken. Such notice shall also set forth all facts (to the extent known) material to the effect of such action on the Conversion Price and the number, kind or class of shares or other securities or property which shall be deliverable or purchasable upon the occurrence of such action or deliverable upon conversion of this Debenture.

          (k)  Certificate. Following completion of an event which results in an
               ------------
     adjustment to the Conversion Price, Borrower shall furnish to the Holder of this Debenture a statement, signed by the Chief Executive Officer and the Secretary of the Borrower, of the facts creating such adjustment and specifying the resultant adjusted Conversion Price then in effect, which statement shall constitute an amendment to this Debenture.


     6. Reservation of Shares. Borrower warrants and agrees that it shall at all
        ----------------------
times reserve and keep available, free from preemptive rights, sufficient authorized and unissued shares of Common Stock or treasury shares of Common Stock necessary to effect conversion of this Debenture.

     7.  Taxes.  The  Company  shall  pay any documentary or other transactional
         ------
taxes attributable to the issuance or delivery of this Debenture or the shares of Common Stock issued upon conversion by the Holder (excluding any federal, state or local income taxes and any franchise taxes or taxes imposed upon the Holder by the jurisdiction, or any political subdivision thereof, under which such Holder is organized or is qualified to do business).

     8.  Default.
         -------

          (a)  Remedies Upon Event of Default. If an Event of Default shall have
               -------------------------------
     occurred and be continuing, then the Holder may exercise any one or more of the rights and remedies provided in the Loan Documents, as the Holder, in its sole discretion, may deem necessary or appropriate.

          (b)  Remedies  Nonexclusive. Each right, power or remedy of the Holder
               -----------------------
     hereof upon the occurrence of any Event of Default as provided for in this Debenture or now or hereafter existing at law or in equity or by statute shall be cumulative and concurrent and shall be in addition to every other right, power or remedy provided for in this Debenture or now or hereafter existing at law or in equity or by statute, and the exercise or beginning of the exercise by the Holder or transferee hereof of any one or more of such rights, powers or remedies shall not preclude the simultaneous or later exercise by the Holder of any or all such other rights, powers or remedies.

          (c) Expenses. Upon the occurrence of a Default or an Event of Default,
              ---------
     which occurrence is not cured within the notice provisions, if any provided therefore, Borrower agrees to pay and shall pay all reasonable costs and expenses (including attorneys' fees and expenses) incurred by the Holder in connection with the preservation and enforcement of Holder's rights under the Agreement, the Debenture, or any other Loan Document.

     9.  Failure  to Act and Waiver. No failure or delay by the Holder hereof to
         ---------------------------
require the performance of any term or terms of this Debenture or not to exercise any right or any remedy shall constitute a waiver of any such term or of any right or of any default, nor shall such delay or failure preclude the Holder hereof from exercising any such right, power or remedy at any later time or times. By accepting payment after the due date of any amount payable under this Debenture, the Holder hereof shall not be deemed to waive the right either to require payment when due of all other amounts payable, or to later declare a default for failure to effect such payment of any such other amount. The failure of the Holder of this Debenture to give notice of any failure or breach of the Borrower under this Debenture shall not constitute a waiver of any right or remedy in respect of such continuing failure or breach or any subsequent failure or breach.

     10.  Consent  to  Jurisdiction. The Company hereby agrees and consents that
          --------------------------
any action, suit or proceeding arising out of this Debenture shall be brought in any state or federal court in Dallas County, Texas, including the United States District Court for the Northern District of Texas, all at the sole election of the Holder hereof, and by the issuance and execution of this Debenture, the Borrower irrevocably consents to the exclusive jurisdiction and venue of each such court. The Company hereby irrevocably appoints CT Corporation System, Dallas, Texas, as agent for the Borrower to accept service of process for and on behalf of the Borrower in any action, suit or proceeding arising out of this Debenture. Except for default in payment of interest or principal when and as they become due, and except as otherwise specifically set forth herein or otherwise agreed to in writing by the parties, any action, dispute, claim or controversy (all such herein called "Dispute") between or among the parties as to the facts or the interpretation of the Debenture shall be resolved by arbitration as set forth in the Agreement.

     11.  Holder's  Right to Request Multiple Debentures. The Holder shall, upon
          -----------------------------------------------
written request and presentation of the Debenture, have the right, at any interest payment date, to request division of this Debenture into multiple instruments, each of such to be in such amounts as shall be requested.


     12. Transfer. Subject to Section 12.07 of the Agreement, this Debenture may
         ---------
be transferred on the books of the Borrower by the registered Holder hereof, or by Holder's attorney duly authorized in writing, in multiples of $10,000, only upon (i) delivery to the Borrower of a duly executed assignment of the Debenture, or part thereof, to the proposed new Holder, along with a current notation of the amount of payments received and net Principal Amount yet unfunded, and presentment of such Debenture to the Borrower for issue of a replacement Debenture, or Debentures, in the name of the new Holder, (ii) the designation by the new Holder of the Lender's agent for notice, such agent to be the sole party to whom Borrower shall be required to provide notice when notice to Holder is required hereunder and who shall be the sole party authorized to represent Lender in regard to modification or waivers under the Debenture, the Agreement, or other Loan Documents; and any action, consent or waiver (other than a compromise of principal and interest) when given or taken by Lender's agent for notice, shall be deemed to be the action of the holders of a majority in amount of the Principal Amount of the Debenture, as such holders are recorded on the books of the Borrower, and (iii) in compliance with the legend to read as follows:

     "This Debenture has not been registered under the Securities Act of 1933, as amended ("Act"), or applicable state securities laws ("State Acts"), and shall not be sold, hypothecated, or otherwise transferred, unless such transfer is made in compliance with the Act and the State Acts."

     The Company shall be entitled to treat any holder of record of the Debenture as the Holder in fact thereof and of the Debenture and shall not be bound to recognize any equitable or other claim to or interest in this Debenture in the name of any other person, whether or not it shall have express or other notice thereof, except as otherwise provided by applicable law.

     13.  Notices.  All notices and communications under this Debenture shall be
          --------
in writing and shall be either delivered in person or by overnight service, such as FedEx, and accompanied by a signed receipt therefor; or mailed first-class United States certified mail, return receipt requested, postage prepaid, and addressed as follows: (i) if to the Borrower at its address for notice as stated in the Agreement; and (ii) if to the Holder of this Debenture, to the address
(a) of such Holder as it appears on the books of the Borrower or (b) in the case of a partial assignment to one or more Holders, to the Lender's agent for notice, as the case may be. Any notice of communication shall be deemed given and received as of the date of such delivery if delivered; or if mailed, then three days after the date of mailing.

14.     Maximum  Interest  Rate.
        ------------------------

     (a) Regardless of any provision contained in this Debenture, Lender shall never be entitled to receive, collect or apply as interest on the Debenture any amount in excess of interest calculated at the Maximum Rate, and, in the event that Lender ever receives, collects or applies as interest any such excess, the amount which would be excessive interest shall be deemed to be a partial prepayment of principal and treated hereunder as such; and, if the principal amount of the Debenture is paid in full, any remaining excess shall forthwith be paid to Borrower. In determining whether or not the interest paid or payable under any specific contingency exceeds interest calculated at the Maximum Rate, Borrower and Lender shall, to the maximum extent permitted under applicable law,
(i) characterize any non principal payment as an expense, fee or premium rather than as interest, (ii) exclude voluntary prepayments and the effects thereof, and (iii) amortize, pro rate, allocate and spread, in equal parts, the total amount of interest throughout the entire contemplated term of the Debenture; provided that, if the Debenture is paid and performed in full prior to the end of the full contemplated term thereof, and if the interest received for the actual period of existence thereof exceeds interest calculated at the Maximum Rate, Lender shall refund to Borrower the amount of such excess or credit the amount of such excess against the principal amount of the Debenture and, in such event, Lender shall not be subject to any penalties provided by any laws for contracting for, charging, taking, reserving or receiving interest in excess of interest calculated at the Maximum Rate.

     (b) "Maximum Rate" shall mean, on any day, the highest nonusurious rate of interest (if any) permitted by applicable law on such day that, at any time or from time to time, may be contracted for, taken, reserved, charged or received on the Indebtedness evidenced by the Debenture under the laws which are presently in effect of the United States of America or by the laws of any other jurisdiction which are or may be applicable to the Holders of the Debenture and such Indebtedness or, to the extent permitted by law, under such applicable laws of the United States of America or by the laws of any other jurisdiction which are or may be applicable to the Holder of the Debenture and which may hereafter be in effect and which allow a higher maximum nonusurious interest rate than applicable laws now allow.

     15.  Agreement and Security Agreement. This Debenture is issued pursuant to
          ---------------------------------
the Agreement, and the Holder is entitled to all the rights and benefits thereunder. Both Borrower and the Holder have participated in the negotiation and preparation of the Agreement and of this Debenture. Borrower agrees that a copy of the Agreement with all amendments, additions and substitutions therefor shall be available to the Holder at the offices of Borrower. The indebtedness evidenced by this Debenture is secured pursuant to the Security Agreement dated of even date herewith among the Company and the Holder, and the Holder is entitled to all rights and benefits of a secured party thereunder.

     16. Defined Terms. Capitalized terms used but not defined herein shall have
         --------------
the meaning given them in the Convertible Loan Agreement, dated November 27, 2002, among Borrower, Lender and Renaissance Capital Group, Inc., a Texas corporation, as agent for the Lender (the "Agent").

     17.  Governing Law. THIS DEBENTURE HAS BEEN PREPARED, IS BEING EXECUTED AND
          --------------
DELIVERED, AND IS INTENDED TO BE PERFORMED IN THE STATE OF TEXAS, AND THE SUBSTANTIVE LAWS OF SUCH STATE AND THE APPLICABLE FEDERAL LAWS OF THE UNITED STATES OF AMERICA SHALL GOVERN THE VALIDITY, CONSTRUCTION, ENFORCEMENT AND INTERPRETATION OF THIS DEBENTURE.

     18.  Choice  of Forum. Any suit, action or proceeding against Borrower with
          -----------------
respect to this Debenture or any judgment entered by any court in respect thereof, may be brought in the courts of the State of Texas, County of Dallas, or in the United States federal courts located in the State of Texas, as Lender or Agent, in its sole discretion, may elect, and Borrower hereby submits to the nonexclusive jurisdiction of such courts for the purpose of any such suit, action or proceeding. Borrower hereby agrees that service of all writs, process and summonses in any such suit, action or proceeding brought in the State of Texas may be brought upon, and Borrower hereby irrevocably appoints, CT Corporation System, Dallas, Texas, as its true and lawful attorney-in-fact in the name, place and stead of Borrower to accept such service of any and all such writs, process and summonses. Borrower hereby irrevocably waives any objections which it may now or hereafter have to the laying of venue of any suit, action or proceeding arising out of or relating to this Debenture brought in such courts, and hereby further irrevocably waives any claim that any such suit, action or proceeding brought in any such court has been brought in any inconvenient forum.

     IN WITNESS WHEREOF, the Company has caused this Debenture to be duly issued, executed and delivered on the date and year above stated.

                                    CAMINOSOFT  CORP.


                                  By:
                                      ------------------------------------
                                          Walter  Kornbluh
                                          Chief  Executive  Officer  and
                                          Chairman  of  the  Board