Form 10QSB
period 2003-03-31
CAMINOSOFT CORP
filed 2003-05-12
CIK 907686

-------------------------------------------------------------------------------
                 SECURITIES AND EXCHANGE COMMISSION Washington
                                   D.C. 20549
                                 --------------
                                  FORM 10-QSB
                                   ----------
          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF1934

                  For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   YES X NO__
                                   --
Number of shares outstanding of each of the issuer's classes of common stock, as of April 20, 2003: 9,879,371 shares of common stock, no par value.

                 Transitional Small Business Disclosure Format:

                                  YES___ NO X

--------------------------------------------------------------------------------

                                CAMINOSOFT CORP
                                     INDEX

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION
-------------------------------
Item 1. Financial Statements

Balance Sheets as of March 31, 2003
   and September 30, 2002                                                    3

Statements of Operations for the Three
   Months Ended March 31, 2003 and 2002                                      4

Statements of Operations for the Six
   Months Ended March 31, 2003 and 2002                                      5

Statements of Cash Flows for the Six
   Months Ended March 31, 2003 and 2002                                      6

Note to the Financial Statements                                             7

Item 2. Management's Discussion and Analysis and Plan of Operation          11
------------------------------------------------------------------
Item 3. Controls and Procedures                                             20
-------------------------------
PART II - OTHER INFORMATION                                                 21

Item 2    Changes in Securities and Use of Proceeds
-----------------------------------------

          Signature and Certification                                       22

Item 6    Exhibits and Reports on Form 8-K

          Exhibit 99.1 Certification Pursuant to Section 906                23
          of the Sarbanes-Oxley Act of 2002


                                     PART 1
                              FINANCIAL INFORMATION

                          Item 1. Financial Statements

                                 CAMINOSOFT CORP
                                 BALANCE SHEETS

                                                                                Unaudited                Audited
                                                                                March 31,             September, 30
ASSETS                                                                            2003                    2002
                                                                            ------------------      ------------------

Current assets:
   Cash and cash equivalents                                                         $180,878                $576,421
   Accounts receivable, net of allowance of $5,687 and $5,687                         180,360                  61,415
   Prepaid expenses                                                                    15,000                   9,592
   Deferred fiancing costs                                                             58,741                  58,741
                                                                            ------------------      ------------------

Total current assets                                                                  434,979                 706,169

Property and Equipment, net of accumulated depreciation of                             15,878                   5,468
     $30,930 and $26,164

Software, net of accumulated amortization of                                          525,879                 584,981
     $301,511 and $242,409

Deposits                                                                               11,791                   9,581

Deferred financing costs                                                              102,798                 117,483
                                                                            ------------------      ------------------

Total assets                                                                       $1,091,325              $1,423,682
                                                                            ==================      ==================



LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Trade accounts payable                                                             $73,555                 $43,651
   Accrued Liabilities                                                                146,237                 153,307
   Deferred revenues                                                                  103,297                  42,176
                                                                            ------------------      ------------------

Total current liabilities                                                             323,089                 239,134

Note Payable                                                                          644,000                       -
                                                                            ------------------      ------------------

Total liabilities                                                                     967,089                 239,134

Shareholder's equity

   Common stock, no par value; authorized 100,000,000 shares;
     issued and outstanding 9,879,371 and 8,334,556 shares                         15,937,207              15,931,255

   Accumulated deficit                                                            (15,812,971)            (14,746,707)
                                                                            ------------------      ------------------

Total shareholders' equity                                                            124,236               1,184,548
                                                                            ------------------      ------------------

Total liabilities and shareholders' equity                                         $1,091,325              $1,423,682
                                                                            ==================      ==================

                                        3
                 See accompanying note to financial statements.


                                CAMINOSOFT CORP.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                    2003                     2002
                                                                            ------------------      ------------------

SALES                                                                                $241,558                 $29,675

COST OF SALES                                                                          46,450                  22,955
                                                                            ------------------      ------------------

GROSS PROFIT                                                                          195,108                   6,720

OPERATING EXPENSES
     Sales and administrative                                                         557,955                 664,433
     Depreciation and amortization                                                      2,129                   2,637
     Research & Development                                                            75,325                   1,250
                                                                            ------------------      ------------------

Total operating expenses                                                              635,409                 668,320
                                                                            ------------------      ------------------

Loss from operations                                                                 (440,301)               (661,600)

OTHER INCOME (EXPENSE)
     Interest income                                                                       11                     413
     Interest expense                                                                 (20,544)                      -
                                                                            ------------------      ------------------

Total other income (expense)                                                          (20,533)                    413
                                                                            ------------------      ------------------

Net loss applicable to common stock                                                 ($460,834)              ($661,187)
                                                                            ==================      ==================

Weighted average number of common shares outstanding:
     (basic and diluted):                                                           9,876,891               9,741,414
                                                                            ==================      ==================

Net loss per common share (basic and diluted):                                         ($0.05)                 ($0.07)
                                                                            ==================      ==================

                  See accompanying note to Financial Statements
                                        4


                                CAMINOSOFT CORP.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                        Six Months Ended
                                                                                            March 31,
                                                                                  2003                    2002
                                                                            ------------------      ------------------

SALES                                                                                $277,537                 $68,563

COST OF SALES                                                                          76,000                  44,553
                                                                            ------------------      ------------------

GROSS PROFIT                                                                          201,537                  24,010

OPERATING EXPENSES
     Sales and administrative                                                       1,076,789               1,241,919
     Depreciation and amortization                                                      4,766                   5,274
     Research & Development                                                           166,015                   1,250
                                                                            ------------------      ------------------

Total operating expenses                                                            1,247,570               1,248,443
                                                                            ------------------      ------------------

Loss from operations                                                               (1,046,033)             (1,224,433)

OTHER INCOME (EXPENSE)
     Interest income                                                                      606                   2,572
     Interest expense                                                                 (20,836)                      -
                                                                            ------------------      ------------------

Total other income (expense)                                                          (20,230)                  2,572
                                                                            ------------------      ------------------

Net loss applicable to common stock                                               ($1,066,263)            ($1,221,861)
                                                                            ==================      ==================

Weighted average number of common shares outstanding:
     (basic and diluted):                                                           9,875,031               9,177,461
                                                                            ==================      ==================

Net loss per common share (basic and diluted):                                         ($0.11)                 ($0.13)
                                                                            ==================      ==================

                  See accompanying note to Financial Statements



                                 CAMINOSOFT CORP
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                            March 31,
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  2003                    2002
                                                                            ------------------      ------------------


CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                       ($1,066,263)            ($1,221,861)
     Adjustments to reconcile net loss
       to net cash used in operating activities:
          Depreciation and amortization                                                63,869                  48,126
          Common stock issued for services                                              5,952                       -
          Common stock warrants issued for services                                         -                  34,763
     Changes in operating assets and liabilities:
          Accounts receivable                                                        (118,946)                 19,231
          Other receivables                                                                 -                 150,000
          Prepaid expense                                                               9,277                 (23,980)
          Accounts payable and accrued expenses                                        22,834                  11,958
          Deposits & other                                                             (2,210)
          Deferred revenue                                                             61,121                 (13,762)
                                                                            ------------------      ------------------
Net cash used in operating activities                                              (1,024,366)               (995,525)

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in fixed assets                                                       (15,177)                      -
     Investment in software technology                                                      -                (183,943)
                                                                            ------------------      ------------------

Net cash used in investing activities                                                 (15,177)               (183,943)

CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowing against note payable                                                   644,000                       -
     Proceeds from the issuance of common stock                                             -               1,768,050
                                                                            ------------------      ------------------


Net cash provided by financing activities                                             644,000               1,768,050
                                                                            ------------------      ------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                 (395,543)                588,582

CASH AND CASH EQUIVALENTS, beginning of period                                        576,421               1,283,678
                                                                            ------------------      ------------------

CASH AND CASH EQUIVALENTS, end of period                                             $180,878              $1,872,260
                                                                            ==================      ==================


                  See accompanying note to Financial Statements

                                 CAMINOSOFT CORP
                          Note to Financial Statements
                                  (Unaudited)

Basis of Presentation

     The accompanying financial statements of CaminoSoft Corp (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and related footnotes included in the Company's latest Annual Report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2003, and the statements of its operations for the three month and six month periods ended March 31, 2003 and 2002, and the statements of its cash flows for the six month periods ended March 31, 2003 and 2002 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year.

Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Software

     Software capitalization is stated at cost. Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed" ("SFAS 86"), provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established. Amortization is computed on the straight-line and accelerated methods based upon the estimated useful life of the asset, primarily seven years. To date, the Company capitalized approximately $325,000 of such software development costs through March 31, 2003. The Company evaluates the net realizable value of the capitalized software based on estimated future undiscounted cash flows.

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

         IN FEBRUARY 2003, THE COMPANY ENTERED INTO A LICENSING AGREEMENT WITH LEGATO SYSTEMS, INC. FOR FUTURE DEVELOPMENT, CUSTOMER SERVICE, MARKETING AND DISTRIBUTION OF CERTAIN LEGATO HIGH AVAILABILITY PRODUCTS FOR NOVELL NETWARE OPERATING SYSTEMS. THE HIGH AVAILABILITY PRODUCTS SPECIFIED ARE "STANDBY SERVER(TM)" FOR NETWARE, "SNAPSHOTSERVER(R)" FOR NETWARE, AND "OFFSITE ARCHIVE(TM)" FOR NETWARE. LEGATO HAS TRANSITIONED ALL CUSTOMER SERVICE TO THE COMPANY AS OF FEBRUARY 2003. THE COMPANY NOW HAS A BROAD BASE OF PRODUCTS AND SOLUTIONS FOR THE NOVELL NETWARE STORAGE MARKET, WHICH NOW INCLUDE, FAIL-OVER, FAULT TOLERANCE, MIRRORING, OFFSITE ARCHIVING AND IMPROVED DISASTER RECOVERY. THE ACQUISITION OF THE HIGH AVAILABILITY PRODUCTS HAS ALSO GIVEN ACCESS TO THE DISTRIBUTION CHANNEL USED BY LEGATO FOR THESE PRODUCTS WHICH WILL EXPAND THE MARKET AWARENESS FOR OUR TRADITIONAL HSM TECHNOLOGIES FOR BOTH NETWARE AND WINDOWS 2000. THE COMPANY HAS ALSO HIRED KEY DEVELOPMENT AND CUSTOMER SERVICE PERSONNEL TO CONTINUE DEVELOPMENT AND SERVICE FOR THE HIGH AVAILABILITY PRODUCTS. IN CONJUNCTION WITH THIS EXPANSION THE COMPANY HAS OPENED AN OFFICE IN OREM, UTAH AS OF FEBRUARY 2003 TO HOUSE DEVELOPMENT AND SERVICE PERSONNEL WHICH NOW TOTALS 5 EMPLOYEES.

         IN MARCH 2003, THE COMPANY ENTERED INTO A DISTRIBUTION AGREEMENT WITH INGRAM MICRO INC., THE LARGEST GLOBAL WHOLESALE PROVIDER OF TECHNOLOGY PRODUCTS AND SUPPLY CHAIN MANAGEMENT SERVICES. INGRAM MICRO WILL DISTRIBUTE THE COMPANY'S STORAGE MANAGEMENT SOLUTIONS FOR NETWARE AND WINDOWS 2000 AND THE HIGH

AVAILABILITY PRODUCTS FOR NETWARE IN NORTH AMERICA. THE ADDITION OF THE DISTRIBUTION AGREEMENT WITH INGRAM MICRO WILL EXTEND THE CHANNEL OF DISTRIBUTION CAPABILITIES FOR THE COMPANY TO INCLUDE THE EXTENSIVE BASE OF INTEGRATORS AND RESELLERS WHO PURCHASE THROUGH INGRAM MICRO.

NOTES PAYABLE

         DURING THE YEAR ENDED SEPTEMBER 30, 2002, A WARRANT TO PURCHASE 500,000 SHARES OF COMMON STOCK WERE EXTENDED ONE YEAR IN CONJUNCTION WITH ADDITIONAL FINANCING FOR THE COMPANY (SEE BELOW). THE ESTIMATED VALUE OF THE WARRANT $176,224 WAS RECORDED AS DEFERRED FINANCING ON THE COMPANY'S FINANCIAL STATEMENTS AND WILL BE AMORTIZED OVER THE TERM OF THE DEBENTURE.

         DURING DECEMBER 2002, THE COMPANY ISSUED A 6% CONVERTIBLE DEBENTURE FOR UP TO $1,000,000. INTEREST AT THE RATE OF 6% PER ANNUM IS PAYABLE IN MONTHLY INSTALLMENTS FOR THREE YEARS BASED ON THE UNPAID PRINCIPAL BALANCE. THE DEBENTURE MATURES ON NOVEMBER 27, 2005, AT WHICH TIME THE UNPAID PRINCIPAL AMOUNT AND ALL ACCRUED AND UNPAID INTEREST WILL BECOME DUE AND PAYABLE IN FULL. THE DEBENTURE IS CONVERTIBLE, AT THE OPTION OF THE HOLDER, INTO SHARES OF THE COMPANY'S COMMON STOCK, WITH AN INITIAL CONVERSION PRICE OF $1.00 PER SHARE. HOWEVER IF THE FIVE DAY AVERAGE CLOSING PRICE FOR THE COMPANY'S COMMON STOCK IMMEDIATELY PRIOR TO A DISBURSEMENT IS BELOW THE $1.00 INITIAL CONVERSION PRICE, THE AVERAGE CLOSING PRICE FOR SUCH PERIOD SHALL BECOME THE CONVERSION PRICE. AS OF MARCH 31, 2003, THE COMPANY HAD BORROWED $644,000.

STOCK BASED COMPENSATION

         THE COMPANY ACCOUNTS FOR EMPLOYEE STOCK OPTIONS OR SIMILAR EQUITY INSTRUMENTS IN ACCORDANCE WITH STATEMENT OF FINANCIAL ACCOUNTING STANDARDS
(SFAS) NO. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" (SFAS NO. 123) AND INTERPRETATION NO. 44, "ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, IN INTERPRETATION OF APB 25" (FIN 44). SFAS NO. 123 DEFINES A FAIR-VALUE-BASED METHOD OF ACCOUNTING FOR EMPLOYEE STOCK OPTIONS OR SIMILAR EQUITY INSTRUMENTS. THIS STATEMENT GIVES ENTITIES A CHOICE TO RECOGNIZE RELATED COMPENSATION EXPENSE BY ADOPTING THE NEW FAIR-VALUE METHOD OR TO MEASURE COMPENSATION USING THE INTRINSIC VALUE METHOD UNDER ACCOUNTING PRINCIPLES BOARD
(APB) OPINION NO. 25 "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES", THE FORMER STANDARD. IF THE FORMER STANDARD FOR MEASUREMENT IS ELECTED, SFAS NO. 123 REQUIRES SUPPLEMENTAL DISCLOSURE TO SHOW THE EFFECT OF USING THE NEW MEASUREMENT CRITERIA. THE COMPANY CURRENTLY USES THE DISCLOSURE STANDARDS OF SFAS 123 AND SFAS 148 BUT ACCOUNTS FOR STOCK BASED COMPENSATION USING APB 25.

         DURING THE SIX MONTHS ENDED MARCH 31, 2003, THE COMPANY ISSUED 545,000 OPTIONS TO PURCHASE THE COMPANY'S COMMON STOCK AT PRICES RANGING FROM $0.61 TO $0.90 TO EMPLOYEES AND DIRECTORS UNDER THE YEAR 2000 EMPLOYEE STOCK OPTION PLAN.

         THE WARRANT AND STOCK OPTION SUMMARY AND CHANGES DURING THE SIX MONTHS ARE PRESENTED BELOW.
                                                                      WEIGHTED
                                                                       AVERAGE
                                             NUMBER OF                EXERCISE
                                              SHARES                    PRICE
                                            ------------            -----------
WARRANTS AND OPTIONS OUTSTANDING
         AT SEPTEMBER 30, 2002               2,530,000                  $2.24

OPTIONS GRANTED                                545,000                   0.73
WARRANTS OPTIONS EXPIRED                        (3,000)                  1.01
                                            ------------            -----------

WARRANTS AND OPTIONS OUTSTANDING
         AT MARCH 31, 2003                   3,072,000                  $1.97
                                            -----------             -----------

WARRANTS AND OPTIONS EXERCISABLE
         AT MARCH 31, 2003                   2,408,750                  $2.27
                                            -----------             -----------



         THE FOLLOWING TABLE SUMMARIZES INFORMATION ABOUT WARRANTS AND
EMPLOYEE'S STOCK OPTIONS OUTSTANDING AT MARCH 31, 2003.

                           OUTSTANDING                           EXERCISABLE
                         --------------------                ------------------
                           WEIGHTED AVERAGE                   WEIGHTED AVERAGE
                          ------------------                 ------------------
 EXERCISE                            LIFE         EXERCISE                           EXERCISE
   PRICE           OPTIONS          (MONTHS)       PRICE            OPTIONS             PRICE
----------        --------          --------     ----------         -------          ----------

 $0.56            148,000                80        $0.56           148,000             $0.56
  0.61            340,000                80         0.61           200,000              0.61
  0.73              5,000                27         0.73             5,000              0.73
  0.90            195,000                80         0.90              ----              ----
  0.95            378,500                52         0.95           150,000              0.95
  0.97             50,000                80         0.97              ----              ----
  1.00            500,000                 5         1.00           500,000              1.00
  1.04              2,000                80         1.04              ----              ----
  1.25             25,000                80         1.25              ----              ----
  1.30             20,000                80         1.30             1,250              1.30
  1.55            330,000                75         1.55           330,000              1.55
  2.00             42,000                25         2.00            42,000              2.00
  3.38              2,000                80         3.38               500              3.38
  3.56            304,000                30         3.56           302,500              3.56
  3.63            260,000                20         3.63           260,000              3.63
  3.87            320,500                80         3.87           319,500              3.87
  5.00            150,000                80         5.00           150,000              5.00
------          ---------                        ---------         -------          ---------

$0.56-$5.00     3,072,000                          $1.97         2,408,750             $2.27
-----------     ---------                        ---------         --------         ---------




         ALL STOCK OPTIONS ISSUED TO EMPLOYEES HAVE AN EXERCISE PRICE NOT LESS THAN THE FAIR MARKET VALUE OF THE COMPANY'S COMMON STOCK ON THE DATE OF THE GRANT, AND IN ACCORDANCE WITH ACCOUNTING FOR SUCH OPTIONS UTILIZING THE INTRINSIC VALUE METHOD THERE IS NO RELATED COMPENSATION EXPENSE RECORDED IN THE COMPANY'S FINANCIAL STATEMENTS. HAD COMPENSATION COST FOR THE STOCK-BASED COMPENSATION BEEN DETERMINED BASED ON THE FAIR VALUE OF THE GRANT DATES CONSISTENT WITH THE METHOD OF SFAS 123, THE COMPANY'S NET LOSS AND LOSS PER SHARE FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2003 AND 2002 WOULD HAVE BEEN INCREASED TO THE PRO FORMA AMOUNTS PRESENTED.



                                   Three - Months                          Six - Months
                                        2003        2002              2003             2002
                                        ----        ----              ----             ----

Net loss, as reported                $(460,834)    $(661,187)      $(1,066,263)    $(1,221,861)
Add: Stock-based employee
compensation expense included
in reported net loss, net of
related tax effects                     ----         ----              ----             ----
Deduct: Total stock-based
employee compensation expense
determined under fair value based
method for all awards, net of
related tax effects                    (29,286)      (4,654)          (96,039)         (9,308)
                                       --------     -------           --------        -------

Net loss, pro forma                  $(490,120)   $(665,841)      $(1,162,302)    $(1,231,169)

Basic and diluted net loss per
Common share, as reported  $(.05)       $(.07)       $(.11)            $(.13)

Pro forma                               $(.05)       $(.07)            $(.12)           $(.13)



The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2003, expected life of options of seven years, expected volatility of 26.9% to 27.6%, risk-free interest rate of 3.5% and a 0% dividend yield. The weighted average fair value on the date of grants for options granted during 2003 was $0.27 per unit.

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

o Software capitalization is stated at cost. Amortization is computed on the straight-line and accelerated methods based upon the estimated useful life of the asset, primarily seven years.

o We review our long-lived assets, which include property and equipment and capitalized software, for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than its carrying value, we record a write-down to reduce that asset to its estimated fair value. The fair value is determined based on discounted cash flows or appraised values depending on the nature of the asset.

o Research and development costs, which consist primarily of software development costs, are expensed as incurred. Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed" ("SFAS 86"), provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established. As of March 31, 2003, the Company has capitalized approximately $325,000 of such software development costs.

o Revenue from sale of product is recognized upon shipment or installation to the customer. Maintenance revenue is recognized ratably over the contract period. The Company's revenue recognition policies are in compliance with all applicable accounting regulations, including, Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. American Institute of Certified Public Accountants (AICPA), Statement of Position (SOP) 97-2, Software Revenue Recognition, and (SOP) 98-9, Modification of SOP 97-2, with Respect to Certain Transactions.

OVERVIEW

         On September 17, 1999, the Company acquired the assets (the "Camino Assets") of Camino Software Systems, Inc. ("Camino") for 468,000 shares of the Company's common stock and assumed $315,172 of certain Camino liabilities. The Camino Assets consisted of the name, Camino Software Systems, Inc., data storage management software, certain business contracts and intangible personal property. Camino had developed the Highway Server hierarchical storage management ("HSM") software. The Company has continued development on its HSM products and currently supports all levels of Novell NetWare and Microsoft Windows 2000. In addition the Company has developed HSM for inclusion in The Messaging Architects, GW Archive GroupWise email storage product. The Company has also been certified by Computer Associates as "ca smart" for compatibility with the Computer Associates BrightStor Portal and ARCServe back up products. On January 28, 2003, the Company entered into a licensing agreement with Legato Systems Inc. for the future development, customer service, marketing and distribution of certain Legato high availability products for Novell NetWare operating systems. The products specified are "StandbyServer(TM)" for NetWare, "SnapShotServer(R)" for NetWare, and "OFFSite Archive(TM)" for NetWare.

         The Company's software provides products and integrated solutions for addressing the increasing need for sophisticated management of data. Today IT departments face a variety of challenges with some of the most critical relating to data storage and management. Two of these challenges are (1) reducing the total cost of ownership of data storage by better leveraging IT resources, both hardware and people, and (2) increasing productivity by enabling better access to information, thereby making quicker and faster decisions. Our software virtualizes pools of stored data both to the end-user transparently and to the IT administrator while integrating with most operating systems and applications. CaminoSoft can reduce the back-up window, lower the overall cost of storage and enhance the value of information across the organization. Our strategy is built on the benefits our technology brings, our expanding distribution channel, and our ability to execute. As part of our current strategy:

o We intend to continue to expand and leverage our base of partners (OEMs, distributors, and value-added resellers, or VAR's) to sell additional products to end users. We intend to enhance our international presence and partner base as we internationalize, localize and bring to market existing and new products. We intend to focus on systems integrators and other strategic partners to open new avenues of distribution for our products and solutions.
o We intend to focus and expand on our core strengths in today's soft economic environment. IT spending is tight and customers require products and solutions with attractive price points and demonstrable value. We can leverage success in one department or work group to demonstrate the value of our storage management solution, then use the success in that area to expand to other departments, workgroups or the enterprise. We believe our cost effective data management solutions can then be repeated in other areas of the organization for other types of information and compliance requirements.
o We intend to leverage our position as a provider of email storage and management solutions to grow in the messaging market. With our integrated Managed Server for The Messaging Architects GWArchive (GWArchive provides extended storage functions for Novell, GroupWise email systems) product, we have taken the first step to capitalize on this growing market for automated data storage management for Novell GroupWise email systems. Using the O.E.M. partner approach, we have partnered with The Messaging Architects to take advantage of their focus on GroupWise email systems allowing them to leverage our storage management solution as an integrated component for users of their Novell GroupWise line of email extension products. We intend to utilize this same approach with other partners focused on providing automated data management for users of other email messaging systems such as Microsoft Exchange and Lotus Notes. We believe this vertical partner approach will broaden the adoption of our solutions in the electronic collaboration market, allowing our partners to remain focused on their core strengths in the markets they serve.
o Europe, the Middle East, Africa, Japan and Asia represent active markets for expansion, with Europe representing the first market outside North America the Company will focus on. We intend to continue to internationalize and localize our products and solutions to penetrate this marketplace. Our recent agreement with EuroTek HSM Ltd. in the UK, will provide the technical, sales and integration support for end users and distribution partners for expansion into these markets.


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

         In February 2003, the Company entered into a licensing agreement with Legato Systems, Inc. for future development, customer service, marketing and distribution of certain Legato high availability products for Novell NetWare operating systems. The high availability products specified are "Standby Server(TM)" for NetWare, "SnapShotServer(R)" for NetWare, and "OFFSite Archive(TM)" for NetWare. Legato has transitioned all customer service to the Company as of February 2003. The Company now has a broad base of products and solutions for the Novell NetWare storage market, which now include, fail-over, fault tolerance, mirroring, offsite archiving and improved disaster recovery. The acquisition of the high availability products has also given access to the distribution channel used by Legato for these products which will expand the market awareness for our traditional HSM technologies for both NetWare and Windows 2000. The Company has also hired key development and customer service personnel to continue development and service for the high availability products. In conjunction with this expansion the Company has opened an office in Orem, Utah as of February 2003 to house development and service personnel which now totals 5 employees.

         In March 2003, the Company entered into a distribution agreement with Ingram Micro Inc., the largest global wholesale provider of technology products and supply chain management services. The Company will distribute storage management solutions for NetWare and Windows 2000 and the high availability products for NetWare in North America. The addition of the distribution agreement with Ingram Micro will extend the channel of distribution capabilities for the Company to include the extensive base of integrators and resellers whom purchase through Ingram Micro.


         Three-Month Periods Ended March 31, 2003 and March 31, 2002.

         Sales during the current quarter increased by approximately $211,800 as compared to the quarter ended March 31, 2002 as a result of the acquisition and distribution of the high availability products for NetWare. Deferred revenue for sales of annual service contracts also increased from September 30, 2002 as compared to the quarter ended March 31, 2002 by approximately $61,000 due to the sale of service contracts for both the high availability and core HSM installations. The revenue will be taken ratably over the terms of the service contracts. During the current quarter, the Company continued to concentrate on the development of a sales and technical infrastructure to support the sales forces of O.E.M. partners and integrators who distribute the Company's solutions. The Company's sales have been slower than expected due primarily to a slowdown in the economy. The sales process, goals and objectives have been modified to include partner sales and technical support to provide sales and technical training, and an inside sales department to support external sales teams. Sales for the current quarter exceeded sales during the Company's prior fiscal year ended September 30, 2002.

         Cost of sales increased by approximately $23,000 during the current quarter as compared to the quarter ended March 31, 2002. The increase is due to increased amortization as a result of additions to capitalized software and sales commissions and royalties related to the current sales of the high availability products. The software development amortization is expected to be the largest component of the cost of sales into the near future in conjunction with the Company's continued development with its O.E.M. partners' platforms. Gross profit increased in the current quarter as compared to March 31, 2002 by approximately $188,000 due to increase in sales of the recently acquired high availability products and service.

         Selling and administrative expenses decreased by approximately $106,000 as compared to the prior year second quarter. The decrease is due to the reorganization of the Company's sales and marketing departments in anticipation of the involvement of O.E.M. partner sales and technical personnel as part of the transition to partner and channel distribution for our products and solutions. The expense reduction plan started at the beginning of the 2002 fiscal year and has been effective to reduce expenses during the transition of preparing the infrastructure to fulfill a support role in the new sales and technical plan for distribution through partner related programs. The Company has also begun to train the Value Added Resellers of our distribution and software partners, resellers such as Ingram Micro and its channel of distribution partners and integrators.

         Depreciation and amortization decreased by approximately $500 as compared to the quarter ended March 31, 2002 due to full depreciation of capitalized office equipment and furniture. Research and development expense for the current quarter was approximately $75,000. Management anticipates additional research and development expense in the future associated with the new development projects that began during the prior quarter. During the current quarter, no development expense was capitalized under SFAS 86 for software development.

         Operating loss for the current three-month period decreased by approximately $221,000 as compared to the comparable period. This decrease is a result of the Company's current sales increase in connection with the acquisition of the high availability products for NetWare.

         During the current quarter, the Company had net interest expense of approximately $20,500 as compared to approximately $400 in interest income during the prior year's quarter. The increase in interest expense is a result of a reduction in the average balances in the interest bearing accounts during the current quarter and the accrued interest from the current principal balance of the debenture issued with the financing and warrant extension with Renaissance Capital Group.

         During the current quarter the Company continued to refocus its resources based on the completion of an internal reorganization and expense reduction plan. Since its acquisition of the Camino Assets, the Company was focused on direct sales and marketing of its products. In the current technology market, a small company sales force has a difficult time competing with other storage focused companies with much larger sales forces. The Company has now restructured to focus on the technology, while utilizing the sales forces and distribution channels of our partners. This will allow technology to be the strength of the business and allow the Company's remaining sales and marketing resources to focus on the training and support and integration of the Company's products and solutions. The Company continues the process of training sales and technical personnel from our partners and its distribution channels while conducting joint sales calls with our partners sales teams. The process of training the Computer Associates, Novell and Ingram Micro technical and sales personnel is expected to continue in the future.


          Six-Month Periods Ended March 31, 2003 and March 31, 2002.

         Sales for the current six month period increased by approximately $209,000 as compared to the prior six month period. The acquisition of the Legato high availability products and the related product and service sales were the major component of the increase. The distribution channel for the high availability products has added a significant number of distribution partners to sell the Company's HSM solutions. We are currently training these partners to sell and promote our other storage management products. This should help to increase sales and integration of the Company's HSM technology for NetWare and Windows 2000 during the second half of the current fiscal year.

         Cost of sales for the current six month period increased by approximately $31,000 as compared to the quarter ended March 31, 2002. This includes an increase in the amount of amortization for capitalized software development and the commissions and royalties associated with the current quarter sales. Gross profit for the current six month period increase by approximately $177,500 as compared to the prior year six month period as a result of the increase in sales related to the high availability products during the current quarter.

         Selling and administrative expenses decreased by approximately $165,000 as compared to the six month period ended March 31, 2002. The Company has continued its expense reduction policy and has maintained a steady level of overhead expenses during the current fiscal year. The Company continues technical and sales training for software partners, resellers, channel distribution partners and integrators.

         Depreciation and amortization decrease by approximately $500 during the current period as compared to the six months ended March 31, 2002. The decrease was due to certain fixed assets becoming fully depreciated during the current six month period. Research and development expense for the six months ended March 31, 2003 increase by approximately $165,000 over the comparable six month period. Management anticipates research and development expenses to continue based on current projects through the remainder of the fiscal year. During the six month period no software development expense was capitalized under SFAS 86 for software development.

         Operating loss for the current six month period decrease by approximately $178,000 as compared to the six months ended March 31, 2002. The decrease is do the increase in revenue during the current period relating to the acquisition of the high availability products for NetWare.

         During the current six month period the Company had a net interest expense of approximately $20,000 as compared to interest income of approximately $2,500 for the six month period ended March 31, 2002. The change is due to reductions in balances of interest bearing accounts and the Company's borrowings against the convertible debenture with monthly interest based on the principal balance due at the end of the month. In addition the Company has non cash interest recorded monthly for the term of the debenture to amortize prepaid interest on the extension of a warrant to Renaissance Capital Group.

LIQUIDITY AND CAPITAL RESOURCES

         In December 2002, the Company issued a 6% convertible debenture for up to $1,000,000. The Company will make monthly draws based on cash flow to replenish operating funds. Interest of 6% per annum will be paid in monthly installments for three years based on the unpaid principal balance. The debenture matures on November 27, 2005, at which time the unpaid principal amount and all accrued and unpaid interest will become due and payable in full. The funds will be used to help fund operations and accelerate the business plan over the next twelve months. As of March 31, 2003 the Company had note payable principal balance of $644,000 in connection with the convertible debenture.

         During the current six month period, cash decreased by approximately $395,000 as compared to an increase of approximately $589,000 during the six months ended March 31, 2002. The decrease was a result of an operating loss during the six months ended March 31, 2003 of approximately $1,066,000 net of a draw against the credit facility of $644,000 during the period. During the six month period ended March 31, 2002 the loss was approximately $1,222,000 and Company received $1,768,050 from the sale of Company stock, which resulted in an increase in the cash position for the six months ended March 31, 2002.

Need for additional financing.

         Our Company will require additional financing in order to expand our business and continue operations. Our working capital requirements in the foreseeable future will depend on a variety of factors including our ability to implement our sales and marketing plan. There can be no assurance that we will be able to successfully negotiate or obtain additional financing or the terms thereof. Our ability to obtain additional capital will be dependent on the implementation of our business plan, market conditions, the national economy and other factors outside our control. If adequate funds are not available or are not available at acceptable terms, our ability to finance our expansion, develop or enhance services or products or respond to competitive pressures would be significantly limited. The failure to secure necessary financing will have a material adverse effect on our business, prospects, financial condition and results of operations. In addition, such failure may require the Company to suspend its operations or seek bankruptcy protection.

NEW ACCOUNTING PRONOUNCEMENTS

     In May 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 eliminates Statement 4 (and Statement 64, as it amends Statement 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, and thus, also the exception to applying Opinion 30 is eliminated as well. This statement is effective for years beginning after May 2002 for the provisions related to the rescission of Statements 4 and 64, and for all transactions entered into beginning May 2002 for the provision related to the amendment of Statement 13. The Company does not believe the adoption of FAS 145 will have a material impact on our operations and financial position.

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

         In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("FAS 148"), which amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of FAS 148 are effective for fiscal years ending after December 15, 2002. The adoption of FAS 148 did not have a material impact on the Company's balance sheet or results of operations. The Company has provided the interim disclosures required by FAS 148.

         In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee and also include more detailed disclosures with respect to guarantees, including additional disclosures relating to product warranty liabilities. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company's results of operations or its financial position.

         In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletins ("ARB") No. 51, Consolidated Financial Statements ("FIN 46"). FIN 46 clarifies the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We do not believe the adoption of FIN 46 will have a material impact on our financial position and results of operations.

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

Need for additional financing.

         Our Company will require additional financing in order to expand our business and continue operations. Our working capital requirements in the foreseeable future will depend on a variety of factors including our ability to implement our sales and marketing plan. There can be no assurance that we will be able to successfully negotiate or obtain additional financing or the terms thereof. Our ability to obtain additional capital will be dependent on the implementation of our business plan, market conditions, the national economy and other factors outside our control. If adequate funds are not available or are not available at acceptable terms, our ability to finance our expansion, develop or enhance services or products or respond to competitive pressures would be significantly limited. The failure to secure necessary financing will have a material adverse effect on our business, prospects, financial condition and results of operations. In addition, such failure may require the Company to suspend its operations or seek bankruptcy protection.

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

                                     PART II

                                OTHER INFORMATION


Item 2   Changes in Securities and Use of Proceeds

         During December 2002, the Company issued a 6% convertible debenture for up to $1,000,000. Interest on the unpaid principal amount is payable monthly. Unpaid principal and accrued interest are due November 27, 2005 or from the proceeds of the sale of equity securities. The principal amount outstanding is convertible, at the option of the holder, into shares of the Company's Common Stock with an initial conversion price of $1.00 per share. However, if the five day average closing price for the Company's common stock immediately prior to a disbursement is below the $1.00 initial conversion price, the average closing price shall become the closing price. The Debenture was issued to one institutional investor pursuant to Section 4(2) of the Securities Act of 1933, as amended. No commissions were paid.

Item 6.  Exhibits and Reports on Form 8-K

         Exhibit 10.1 Source Code License and Distribution Agreement, dated December 13th 2002 by and between CaminoSoft Corp. and Legato Systems, Inc.

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


                                     CAMINOSOFT CORP


Date:  May 6, 2003                   /s/ Stephen Crosson
                                     -------------------
                                     Stephen Crosson, Chief Executive Officer
                                     and Chief Accounting Officer

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


May 6, 2003                        By: /s/ Stephen Crosson
                                   ------------------------------------
                                   Chief Executive Officer and Chief
                                   Financial Officer