Form 10QSB
period 2003-06-30
CAMINOSOFT CORP
filed 2003-08-14
CIK 907686

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

                  For the quarterly period ended June 30, 2003

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

                                 YES [X]   NO [_]


Number of shares outstanding of each of the issuer's classes of common stock, as of July 25, 2003: 9,879,371 shares of common stock, no par value.

                 Transitional Small Business Disclosure Format:

                                 YES [_]   NO [X]


================================================================================

                                 CAMINOSOFT CORP

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------
Balance Sheets as of June 30, 2003                                            3
   and September 30, 2002

Statements of Operations for the Three
   Months Ended June 30, 2003 and 2002                                        4

Statements of Operations for the Nine
   Months Ended June 30, 2003 and 2002                                        5

Statements of Cash Flows for the Nine
   Months Ended June 30, 2003 and 2002                                        6

Note to the Financial Statements                                              7

Item 2. Management's Discussion and Analysis and Plan of Operation           11
------------------------------------------------------------------

Item 3. Controls and Procedures                                              21
-------------------------------

PART II - OTHER INFORMATION                                                  23


Item 2     Changes in Securities and Use of Proceeds
           -----------------------------------------

Item 4     Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

Item 6     Exhibits and Reports on Form 8-K

           Signature and Certification

           Exhibit 31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

           Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                     PART 1
                              FINANCIAL INFORMATION

                          Item 1. Financial Statements

                                 CAMINOSOFT CORP
                                 BALANCE SHEETS

                                                                        Unaudited         Audited
                                                                         June 30,     September, 30
ASSETS                                                                     2003            2002
                                                                       ------------    ------------
Current assets:
   Cash and cash equivalents                                               $108,072        $576,421
   Accounts receivable, net of allowance of $5,687 and $5,687               211,611          61,415
   Prepaid expenses                                                          10,500           9,592
   Deferred fiancing costs                                                   58,741          58,741
                                                                       ------------    ------------

Total current assets                                                        388,924         706,169

Property and Equipment, net of accumulated depreciation of                   20,091           5,468
     $32,589 and $26,164

Software, net of accumulated amortization of                                496,326         584,981
     $331,064 and $242,409

Deposits                                                                     11,791           9,581

Deferred financing costs                                                     88,113         117,483
                                                                       ------------    ------------

Total assets                                                             $1,005,245      $1,423,682
                                                                       ============    ============


LIABILITIES AND SHAREHOLDERS' EQUITY (deficit)

Current Liabilities:
   Trade accounts payable                                                  $166,403         $43,651
   Accrued Liabilities                                                      151,713         153,307
   Deferred revenues                                                        184,500          42,176
                                                                       ------------    ------------

Total current liabilities                                                   502,616         239,134

Note Payable                                                              1,000,000               -
                                                                       ------------    ------------

Total liabilities                                                         1,502,616         239,134

Shareholders' equity (deficit)

   Common stock, no par value; authorized 100,000,000 shares;
     issued and outstanding 9,879,371 and 8,334,556 shares               15,951,333      15,931,255

   Accumulated deficit                                                  (16,448,704)    (14,746,707)
                                                                       ------------    ------------

Total shareholders' equity (deficit)                                       (497,371)      1,184,548
                                                                       ------------    ------------

Total liabilities and shareholders' equity (deficit)                     $1,005,245      $1,423,682
                                                                       ============    ============

                 See accompanying note to financial statements.

                                CAMINOSOFT CORP.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 Three Months Ended
                                                                       June 30,
                                                                   2003           2002
                                                              -----------    -----------
SALES                                                            $191,501        $13,754

COST OF SALES                                                      69,553         26,467
                                                              -----------    -----------

GROSS PROFIT (loss)                                               121,948        (12,713)

OPERATING EXPENSES
     Sales and administrative                                     646,299        643,574
     Depreciation and amortization                                  1,659          2,637
     Research & Development                                        83,308              -
                                                              -----------    -----------

Total operating expenses                                          731,266        646,211
                                                              -----------    -----------

Loss from operations                                             (609,318)      (658,924)

OTHER INCOME (EXPENSE)
     Interest income                                                   11          2,051
     Interest expense                                             (26,427)             -
                                                              -----------    -----------

Total other income (expense)                                      (26,416)         2,051
                                                              -----------    -----------

Net loss applicable to common stock                             ($635,734)     ($656,873)
                                                              ===========    ===========

Weighted average number of common shares outstanding:
     (basic and diluted):                                       9,879,371      9,835,671
                                                              ===========    ===========

Net loss per common share (basic and diluted):                     ($0.06)        ($0.07)
                                                              ===========    ===========

                  See accompanying note to Financial Statements

                                CAMINOSOFT CORP.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  Nine Months Ended
                                                                       June 30,
                                                                  2003           2002
                                                              -----------    -----------
SALES                                                            $469,238        $82,317

COST OF SALES                                                     129,155         71,020
                                                              -----------    -----------

GROSS PROFIT                                                      340,083         11,297

OPERATING EXPENSES
     Sales and administrative                                   1,739,686      1,885,493
     Depreciation and amortization                                  6,425          7,911
     Research & Development                                       249,323          1,250
                                                              -----------    -----------

Total operating expenses                                        1,995,434      1,894,654
                                                              -----------    -----------

Loss from operations                                           (1,655,351)    (1,883,357)

OTHER INCOME (EXPENSE)
     Interest income                                                  617          4,623
     Interest expense                                             (47,263)             -
                                                              -----------    -----------

Total other income (expense)                                      (46,646)         4,623
                                                              -----------    -----------

Net loss applicable to common stock                           ($1,701,997)   ($1,878,734)
                                                              ===========    ===========

Weighted average number of common shares outstanding:
     (basic and diluted):                                       9,877,263      9,377,019
                                                              ===========    ===========

Net loss per common share (basic and diluted):                     ($0.17)        ($0.20)
                                                              ===========    ===========

                  See accompanying note to Financial Statements

                                 CAMINOSOFT CORP
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                  Nine Months Ended
                                                                       June 30,
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  2003           2002
                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                   ($1,701,997)   ($1,878,734)
     Adjustments to reconcile net loss
       to net cash used in operating activities:
          Depreciation and amortization                           124,450         77,230
          Common stock warrants issued for services                14,126         34,763
     Changes in operating assets and liabilities:
          Accounts receivable                                    (150,196)        31,969
          Other receivables                                             -        150,000
          Prepaid expense                                            (908)       (16,786)
          Accounts payable and accrued expenses                   121,158        (73,600)
          Deposits                                                 (2,210)             -
          Deferred revenue                                        142,324        (20,016)
                                                              -----------    -----------
Net cash used in operating activities                          (1,453,253)    (1,695,174)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of fixed assets                                     (21,048)             -
     Capitalized software technology                                    -       (270,292)
                                                              -----------    -----------

Net cash used in investing activities                             (21,048)      (270,292)

CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowing against note payable                             1,000,000              -
     Proceeds from the issuance of common stock                     5,952      1,768,050
                                                              -----------    -----------


Net cash provided by financing activities                       1,005,952      1,768,050
                                                              -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                        (468,349)      (197,416)

CASH AND CASH EQUIVALENTS, beginning of period                    576,421      1,283,678
                                                              -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                         $108,072     $1,086,262
                                                              ===========    ===========

                  See accompanying note to Financial Statements

                                 CAMINOSOFT CORP
                          Note to Financial Statements
                                   (Unaudited)


Basis of Presentation

     The accompanying financial statements of CaminoSoft Corp (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and related footnotes included in the Company's latest Annual Report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2003, and the statements of its operations for the three month and nine month periods ended June 30, 2003 and 2002, and the statements of its cash flows for the nine month periods ended June 30, 2003 and 2002 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year.

Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Software

     Software capitalization is stated at cost. Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed" ("SFAS 86"), provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established. Amortization is computed on the straight-line and accelerated methods based upon the estimated useful life of the asset, primarily seven years. To date, the Company capitalized approximately $325,000 of such software development costs through June 30, 2003. The Company evaluates the net realizable value of the capitalized software based on estimated future undiscounted cash flows.

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

Notes Payable

     During the year ended September 30, 2002, a warrant to purchase 500,000 shares of common stock was extended one year in conjunction with additional financing for the Company (See Below). The estimated value of the warrant ($176,224) was recorded as deferred financing on the Company's financial statements and is being amortized over the term of the debenture.

     During December 2002, the Company issued a 6% convertible debenture for up to $1,000,000. Interest at the rate of 6% per annum is payable in monthly installments for three years based on the unpaid principal balance. The full amount was borrowed during the nine months ended June 30, 2003. The debenture matures on November 27, 2005, at which time the unpaid principal amount and all accrued and unpaid interest will become due and payable in full. The debenture is convertible, at the option of the holder, into shares of the Company's common stock, with an initial conversion price of $1.00 per share. However if the five day average closing price for the Company's common stock immediately prior to a disbursement is below the $1.00 initial conversion price, the average closing price for such period shall become the conversion price. As of June 30, 2003, the Company had borrowed $1,000,000, the entire amount available.

Subsequent Events

     During July 2003, the Company issued a 6% convertible debenture for $750,000. Interest at the rate of 6% per annum is payable in monthly installments for 26 months based on the unpaid principal balance. The debenture matures on November 27, 2005, at which time the unpaid principal amount and all accrued and unpaid interest will become due and payable in full. The debenture is convertible, at the option of the holder, into shares of the Company's common stock, with an initial conversion price of $0.50 per share. However, if the five day average closing price for the Common Stock immediately prior to each Disbursement is below the $0.50 initial conversion price, the average closing price for such period shall become the conversion price. As of the date of this filing, the Company had borrowed $750,000, the entire amount available.

Stock Based Compensation

     The Company accounts for stock options or similar equity instruments in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) and Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, in Interpretation of APB 25" (FIN 44). SFAS No. 123 defines a fair-value-based method of accounting for stock options or similar equity instruments. For employee options this statement gives entities a choice to recognize related compensation expense by adopting the new fair-value method or to measure compensation using the intrinsic value method under Accounting Principles Board
(APB) Opinion No. 25 "Accounting for Stock Issued to Employees", the former standard. If the former standard for measurement is elected, SFAS No. 123 requires supplemental disclosure to show the effect of using the new measurement criteria. The Company currently uses the disclosure standards of SFAS 123 and SFAS 148 and accounts for employee stock based compensation using APB 25.

     During the nine months ended June 30, 2003, the Company issued 545,000 options to purchase the Company's common stock at prices ranging from $0.61 to $0.90 to employees and directors under the year 2000 employee stock option plan. During the nine months ended June 30, 2003 the Company issued 80,000 warrants to purchase the Company's common stock at $0.51 per share to consultants for services. The Company recorded $14,126 in consulting expense in connection with the issuance of these warrants.

     The warrant and stock option summary and changes during the six months are presented below.

                                                            Weighted
                                                            Average
                                           Number of        Exercise
                                             Shares          Price
                                          ----------        --------
Warrants and options outstanding
      At September 30, 2002                2,530,000           $2.24

Options granted                              545,000            0.73
Warrants granted                              80,000            0.51
Warrants options expired                    (103,000)           0.90
                                          ----------        --------

Warrants and options outstanding
      At June 30, 2003                     3,052,000           $1.97
                                          ----------        --------

Warrants and options exercisable
      At June 30, 2003                     2,408,750           $2.27
                                          ----------        --------

     The following table summarizes information about warrants and employee's stock options outstanding at June 30, 2003.

                        Outstanding                      Exercisable
                        -----------                      -----------
                        Weighted Average                 Weighted Average
                        ----------------                 ----------------
Exercise                      Life         Exercise                    Exercise
 Price         Options      (Months)        Price        Options        Price
--------      ---------     ---------     ---------     ---------     ---------
$0.51            80,000            48         $0.51            --            --
 0.56           148,000            80          0.56       148,000         $0.56
 0.61           340,000            80          0.61       200,000          0.61
 0.73             5,000            27          0.73         5,000          0.73
 0.90            95,000            80          0.90            --            --
 0.95           378,500            52          0.95       150,000          0.95
 0.97            50,000            80          0.97            --            --
 1.00           500,000             5          1.00       500,000          1.00
 1.04             2,000            80          1.04            --            --
 1.25            25,000            80          1.25            --            --
 1.30            20,000            80          1.30         1,250          1.30
 1.55           330,000            75          1.55       330,000          1.55
 2.00            42,000            25          2.00        42,000          2.00
 3.38             2,000            80          3.38           500          3.38
 3.56           304,000            30          3.56       302,500          3.56
 3.63           260,000            20          3.63       260,000          3.63
 3.87           320,500            80          3.87       319,500          3.87
 5.00           150,000            80          5.00       150,000          5.00
--------      ---------                   ---------     ---------     ---------

$0.51-$5.00   3,052,000                       $1.97     2,408,750         $2.27
-----------   ---------                   ---------     ---------     ---------

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

                                       Three - Months                         Nine - Months
                                             2003               2002              2003               2002
                                             ----               ----              ----               ----
Net loss, as reported                      $(635,734)         $(656,873)       $(1,701,997)       $(1,878,734)
Add: Stock-based employee
compensation expense included
in reported net loss, net of
related tax effects                               --                 --                 --                 --
Deduct: Total stock-based
employee compensation expense
determined under fair value based
method for all awards, net of
related tax effects                          (14,126)            (4,654)          (110,165)           (13,962)
                                         -----------        -----------        -----------        -----------

Net loss, pro forma                        $(649,860)         $(661,527)       $(1,812,162)       $(1,892,696)

Basic and diluted net loss per
Common share, as reported                      $(.06)             $(.07)             $(.17)             $(.20)

Pro forma                                      $(.07)             $(.07)             $(.18)             $(.20)

The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2003, expected life of options of seven years, expected volatility of 49.6% to 27.6%, risk-free interest rate of 3.5% and a 0% dividend yield. The weighted average fair value on the date of grants for options granted during 2003 was $0.27 per unit.

Guarantees

     In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation Number ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5.57 and 107 and recission of FIN 34." The following is a summary of the Company's agreements that the Company has determined is within the scope of FIN 45.

     Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officers liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liability recorded for these agreements as of June 30, 2003.

     The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically business partners, contractors, customers, landlords and its agreements with investors. Under these provisions the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive the termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnifications provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the Company believes the estimated fair value of these provisions is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2003.

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

     o Research and development costs, which consist primarily of software development costs, are expensed as incurred. Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed" ("SFAS 86"), provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established. As of June 30, 2003, the Company has capitalized approximately $325,000 of such software development costs.

     o Revenue from sale of product is recognized upon shipment to the customer. Maintenance revenue is recognized ratably over the contract period. The Company's revenue recognition policies are in compliance with all applicable accounting regulations, including, Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. American Institute of Certified Public Accountants (AICPA), Statement of Position (SOP) 97-2, Software

          Revenue Recognition, and (SOP) 98-9, Modification of SOP 97-2, with Respect to Certain Transactions.

OVERVIEW

     On September 17, 1999, the Company acquired the assets (the "Camino Assets") of Camino Software Systems, Inc. ("Camino") for 468,000 shares of the Company's common stock and assumed $315,172 of certain Camino liabilities. The Camino Assets consisted of the name, Camino Software Systems, Inc., data storage management software, certain business contracts and intangible personal property. Camino had developed the Highway Server hierarchical storage management ("HSM") software. The Company has continued development of HSM products and currently supports all levels of Novell NetWare and Microsoft Windows 2000. In addition the Company has developed HSM for inclusion in The Messaging Architects, GW Archive GroupWise email storage product. The Company has also been certified by Computer Associates as "ca smart" for compatibility with the Computer Associates BrightStor Portal and ARCServe back up products. On January 28, 2003, the Company entered into a licensing agreement with Legato Systems Inc. for the future development, customer service, marketing and distribution of certain Legato high availability products for Novell NetWare operating systems. The products specified are "StandbyServer(TM)" for NetWare, "SnapShotServer(R)" for NetWare, and "OFFSite Archive(TM)" for NetWare.

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

     In November 2001, the Company entered into a non exclusive licensing and distribution agreement with Novell Inc., which allows Novell and its distribution channel partners to sell CaminoSoft's suite of software solutions. In January 2002, the Company's "managed server and storage server" products for Novell NetWare operating systems were included for distribution on the Novell price list of products. This allows the Company to take advantage of the seasoned sales and distribution channel of Novell and its distribution partners. As of June 30, 2003, the products were removed from the Novell price list and a new agreement allowing Novell sales personnel to sell the Company's products on a commission basis is now in place. The Company will now ship and invoice all orders for sales of its products through Novell and its distribution channel directly including billings. The Company no longer will be required to consign inventory to Novell for distribution.

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

     In February 2003, the Company entered into a licensing and distribution agreement with Legato Systems, Inc. for future development, customer service, marketing and distribution of certain Legato high availability products for Novell NetWare operating systems. The high availability products specified are "Standby Server(TM)" for NetWare, "SnapShotServer(R)" for NetWare, and "OFFSite Archive(TM)" for NetWare. Legato has transitioned all customer service to the

Company as of February 2003. The Company now has a broad base of products and solutions for the Novell NetWare storage market, which include, fail-over, fault tolerance, mirroring, offsite archiving and improved disaster recovery. The acquisition of the high availability products has also given access to the distribution channel used by Legato for these products which will expand the market awareness for our traditional HSM technologies for both NetWare and Windows 2000. The Company has also hired key development and customer service personnel to continue development and service for the high availability products. In conjunction with this expansion, the Company opened an office in Orem, Utah in February 2003 to house development and service personnel which now totals 5 employees.

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

     In June 2003, the Company announced the introduction of MEDISTAR(TM), the Company's Medical Enterprise Document and Image Storage, Archiving, and Retrieval system. The system offers healthcare providers and medical imaging facilities a cost-effective way to retain digital images and documents online, then automatically manages the documents and images through their lifecycles based on HIPAA data retention requirements. Currently the Company has MEDISTAR installed at Mission Community Hospital, a newly built 150 bed acute care facility in Panorama City, California.

     In June 2003, the Company announced the release of OFFSite Archive(TM) for NetWare. This product was acquired as a result of a license and distribution agreement between the Company and Legato Systems, Inc. OFFSite Archive 3.0 is the first of a suite of High Availability products to be enhanced and released under the CaminoSoft name. The upgraded product provides a solution for offsite disaster-recovery for Novell server based networks by maintaining asynchronous replicas of mission-critical enterprise data in a secure, offsite location keeping the information protected and available. OFFSite Archive for NetWare is trademarked and owned by Legato Systems, Inc. and licensed to CaminoSoft Corp.

     Three-Month Periods Ended June 30, 2003 and June 30, 2002.

     Sales during the current quarter increased by approximately $177,700 as compared to the quarter ended June 30, 2002 as a result of the acquisition and distribution of the high availability products for NetWare. Deferred revenue for sales of annual service contracts also increased as compared to the quarter ended June 30, 2002 by approximately $142,000 due to the sale of service contracts for both the high availability and core HSM installations. The service revenue will be taken ratably over the terms of the service contracts. During the current quarter, the Company continued to concentrate on the development of a sales and technical infrastructure to support the sales forces of O.E.M. partners and integrators who distribute the Company's solutions. The Company's sales have been slower than expected due primarily to a slowdown in technology sales in the economy. The sales process, goals and objectives have been modified to include partner sales and technical support to provide sales and technical training, and an inside sales department to support external sales teams. Sales for the current quarter exceeded sales during the Company's entire fiscal year ended September 30, 2002.

     Cost of sales increased by approximately $43,000 during the current quarter as compared to the quarter ended June 30, 2002. The increase is due to increased amortization as a result of additions to capitalized software and sales commissions and royalties related to the current sales of the high availability products. The software development amortization is expected to be the largest component of the cost of sales into the near future in conjunction with the Company's continued development with its O.E.M. partners' platforms. Cost of sales also included hardware expense for the initial sale of integrated systems including the Company's software solutions pre-loaded on storage hardware. Gross profit increased in the current quarter as compared to June 30, 2002 by approximately $135,000 due to an increase in sales of the recently acquired high availability products and service and an increase in sales of the Company's core HSM for NetWare solutions during the current quarter.

     Selling and administrative expenses increased by approximately $2,700 as compared to the prior year third quarter. The slight increase of less than one percentage point is due to the normalization of expenses after a reorganization of the Company's sales and marketing departments in anticipation of the involvement of O.E.M. partner sales and technical personnel as part of the transition to partner and channel distribution for our products and solutions. The expense reduction plan started at the beginning of the 2002 fiscal year and has been effective to reduce expenses during the transition of preparing the infrastructure to fulfill a support role in the new sales and technical plan for distribution through partner related programs. The Company has also begun to train the Value Added Resellers of our distribution and software partners, resellers such as Ingram Micro, and its channel of distribution partners and integrators.

     Depreciation and amortization decreased by approximately $1,000 as compared to the quarter ended June 30, 2002 due to full depreciation of capitalized office equipment and furniture. Research and development expense for the current quarter was approximately $83,000. During the comparable quarter, the Company recorded no research and development expense due to projects reaching proof of concept and being capitalized during the fiscal year ended September 30, 2002. Management anticipates additional research and development expense in the future associated with the new development projects that began during the first half of the current fiscal year. During the current quarter, no development expense was capitalized under SFAS 86 for software development.

     Operating loss for the current three-month period decreased by approximately $49,600 as compared to the three months ended June 30, 2002. This decrease is a result of the Company's current sales increase in connection with the acquisition of the high availability products for NetWare.

     During the current quarter, the Company had net interest expense of approximately $26,400 as compared to approximately $2,000 in interest income during the prior year's quarter. The increase in interest expense is a result of a reduction in the average balances in the interest bearing accounts during the current quarter and the interest paid and payable from the current principal balance of the debenture issued as part of the financing and warrant extension with Renaissance Capital Group.

     During the current quarter, the Company continued to refocus its resources based on the completion of an internal reorganization and expense reduction plan. Since its acquisition of the Camino Assets, the Company was focused on direct sales and marketing of its products. In the current technology market, a small company sales force has a difficult time competing with other storage focused companies with much larger sales forces. The Company has now restructured to focus on the technology, while utilizing the sales forces and distribution channels of our partners. This will allow technology to be the strength of the business and allow the Company's remaining sales and marketing resources to focus on the training and support and integration of the Company's products and solutions. The Company continues the process of training sales and technical personnel from our partners and its distribution channels while conducting joint sales calls with our partners sales teams. The process of training the Computer Associates, Novell and Ingram Micro technical and sales personnel is expected to continue in the future. As of the date of this filing, the Company hired a Director of Sales, Mr. Anoop Elgonda. Mr. Elgonda has 14 years experience in the computer software, hardware, and networking industry. For the past five years, Mr. Elgonda was a regional vice president of channel sales for Computer Associates also managing storage, security, and enterprise software solution sales to regional and national channel accounts. Management believes Mr. Elgonda's extensive product knowledge and interaction with customers on both sales and technical levels will play an important role in helping the Company expand its business.

     Nine-Month Periods Ended June 30, 2003 and June 30, 2002.

     Sales for the current nine month period increased by approximately $387,000 as compared to the prior nine month period. The acquisition of the Legato high availability products and the related product and service sales were the major component of the increase. The distribution channel for the high availability products has added a significant number of distribution partners to sell the Company's HSM solutions. We are currently training these partners to sell and promote our other storage management products. This should help to increase sales and integration of the Company's HSM technology for NetWare and Windows 2000 during the second half of the current calendar year. Along with an increase to the recognized revenue during the current nine-month period, there has been an increase of approximately $142,000 in deferred revenues that will be realized over the next twelve month period. The number of clients using the Companies solutions has increased by over 10 times enhancing the ability to sell upgraded and future products and solutions into a much larger base of users of the Company's products.

     Cost of sales for the current nine month period increased by approximately $58,000 as compared to the nine month period ended June 30, 2002. This includes an increase in the amount of amortization for capitalized software development and the commissions and royalties associated with the current quarter sales. Also included in the cost of sales are the first hardware costs related to sales of integrated hardware and software solutions being sold by the Company. Gross profit for the current nine month period increased by approximately $329,000 as compared to the prior year nine month period as a result of the increase in sales related of the high availability products and annual service contracts during the current nine month period.

     Selling and administrative expenses decreased by approximately $145,800 as compared to the nine month period ended June 30, 2002. The Company continued its expense reduction policy during the first half of the current fiscal year and has maintained a steady level of overhead expenses during the current period. The Company continues technical and sales training for software partners, resellers, channel distribution partners and integrators. The Company has also increased the inside sales team and added a director of sales during the period as part of the transition from direct sales to OEM and channel partner distribution for the Company's products and solutions.

     Depreciation and amortization decreased by approximately 1,500 during the current period as compared to the nine months ended June 30, 2002. The decrease was due to certain fixed assets becoming fully depreciated during the current nine month period. Research and development expense for the nine months ended June 30, 2003 increase by approximately $248,000 over the comparable nine month period. Management anticipates research and development expenses to continue based on current projects through the remainder of the fiscal year. During the nine month period no software development expense was capitalized under SFAS 86 for software development.

     Operating loss for the current nine month period decreased by approximately $228,000 as compared to the nine months ended June 30, 2002. The decrease was do to the increase in revenues during the current period relating to the acquisition of the high availability products for NetWare.

     During the current nine month period, the Company had a net interest expense of approximately $47,000 as compared to interest income of approximately $4,600 for the nine month period ended June 30, 2002. The change is due to reductions in balances of interest bearing accounts and the Company's borrowings against the convertible debenture with monthly interest based on the principal balance due at the end of the month. In addition, the Company had non-cash interest of approximately $4,900 recorded monthly for the term of the debenture to amortize prepaid interest on the extension of a warrant to Renaissance Capital Group.

LIQUIDITY AND CAPITAL RESOURCES

     In December 2002, the Company issued a 6% convertible debenture for up to $1,000,000. The Company made monthly draws based on cash flow to replenish operating funds. The full amount was drawn during the nine months ended June 30, 2003. Interest of 6% per annum will be paid in monthly installments for three years based on the unpaid principal balance. The debenture matures on November 27, 2005, at which time the unpaid principal amount and all accrued and unpaid interest will become due and payable in full. The funds were used to help fund operations and accelerate the business plan over the next twelve months. As of

June 30, 2003 the Company had a note payable principal balance of $1,000,000 in connection with the convertible debenture and no further funds available to borrow on the debenture.

     During the current nine month period, cash decreased by approximately $468,000 as compared to a decrease of approximately $197,000 during the nine months ended June 30, 2002. The decrease was a result of an operating loss during the nine months ended June 30, 2003 of approximately $1,702,000 net of a draw against the credit facility of $1,000,000 during the period. During the nine month period ended June 30, 2002, the loss was approximately $1,879,000 and Company received $1,768,050 from the sale of Company stock, which resulted in a smaller decrease in the cash position for the nine months ended June 30, 2002.

     During July 2003, the Company issued a 6% convertible debenture for up to $750,000. Interest at the rate of 6% per annum is payable in monthly installments for 26 months based on the unpaid principal balance. The debenture matures on November 27, 2005, at which time the unpaid principal amount and all accrued and unpaid interest will become due and payable in full. The debenture is convertible, at the option of the holder, into shares of the Company's common stock, with an initial conversion price of $0.50 per share. However, if the five day average closing price for the Common Stock immediately prior to each Disbursement is below the $0.50 initial conversion price, the average closing price for such period shall become the conversion price. As of the date of this filing, the Company had borrowed $750,000, the entire amount available.

Need for additional financing.

     The Company will require additional financing in order to expand our business and continue operations. Our working capital requirements in the foreseeable future will depend on a variety of factors including our ability to implement our sales and marketing plan. There can be no assurance that we will be able to successfully negotiate or obtain additional financing or the terms thereof. Our ability to obtain additional capital will be dependent on the implementation of our business plan, market conditions, the national economy and other factors outside our control. If adequate funds are not available or are not available at acceptable terms, our ability to finance our expansion, develop or enhance services or products or respond to competitive pressures would be significantly limited. The failure to secure necessary financing will have a material adverse effect on our business, prospects, financial condition and results of operations. In addition, such failure may require the Company to suspend its operations or seek bankruptcy protection.

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

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity," ("SFAS 150") which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for public companies. The Company does not believe that the adoption of SFAS 150 will have significant impact on its financial statements.

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

Need for additional financing.

     The Company will require additional financing in order to expand our business and continue operations. Our working capital requirements in the foreseeable future will depend on a variety of factors including our ability to implement our sales and marketing plan. There can be no assurance that we will be able to successfully negotiate or obtain additional financing or the terms thereof. Our ability to obtain additional capital will be dependent on the implementation of our business plan, market conditions, the national economy and other factors outside our control. If adequate funds are not available or are not available at acceptable terms, our ability to finance our expansion, develop or enhance services or products or respond to competitive pressures would be significantly limited. The failure to secure necessary financing will have a material adverse effect on our business, prospects, financial condition and results of operations. In addition, such failure may require the Company to suspend its operations or seek bankruptcy protection.

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

          Within the 90 days prior to this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer, Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed in the reports the Company files and submits under the exchange act is recorded, processed, summarized, and reported as and when required.


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

     During July 2003, the Company issued a 6% convertible debenture for up to $750,000. Interest at the rate of 6% per annum is payable in monthly installments for 26 months based on the unpaid principal balance. The debenture matures on November 27, 2005, at which time the unpaid principal amount and all accrued and unpaid interest will become due and payable in full. The debenture is convertible, at the option of the holder, into shares of the Company's common stock, with an initial conversion price of $0.50 per share. However, if the five day average closing price for the Common Stock immediately prior to each Disbursement is below the $0.50 initial conversion price, the average closing price for such period shall become the conversion price. As of June 30, 2003, the Company had not borrowed against the debenture. The Debenture was issued to one institutional investor pursuant to Section 4(2) of the Securities Act of 1933, as amended. No commissions were paid.

Item 4.  Submission of Matters to a Vote of Security Holders

     On May 8, 2003, the Company held its Annual Meeting of Shareholders (the "Meeting"). At the Meeting, the shareholders elected Robert Pearson, Walter Kornbluh, Norman Baker, Steven Spector and Robert Degan as directors, constituting all of the members of the Board. The shareholders also approved an amendment to the Company's 2000 Stock Option Plan increasing the number of shares of Common Stock reserved for issuance to 3,500,000 and ratified the selection of BDO Seidman, LLP as independent auditors for the fiscal year ending September 30, 2003.

Item 6.  Exhibits and Reports on Form 8-K

     Exhibit 31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     No reports on Form 8-K were filed during the quarter for which this report is filed.


                                    SIGNATURE

     In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      CAMINOSOFT CORP


Date:  August 8, 2003                 /s/ Stephen Crosson
                                      -------------------
                                      Stephen Crosson, Chief Executive Officer
                                      and Chief Accounting Officer