Form 10KSB
period 2003-09-30
CAMINOSOFT CORP
filed 2003-12-29
CIK 907686

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                ----------------
                                   FORM 10-KSB
                                ----------------

               |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHNAGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended September 30, 2003

                                       or

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from _____________ to _______________

                         Commission file number 1-12312

                                 CAMINOSOFT CORP
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

      California                                          95-3880130
------------------------                    ------------------------------------
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

                                 YES X   NO |_|

      Check mark indicates that the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.

                                  YES X  NO |_|

      Check mark indicates that the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      Issuer's revenues for its most recent fiscal year were $790,156.

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 22, 2003 was approximately $1,650,000.

      Number of shares outstanding of each of the issuer's classes of common stock as of December 22, 2003: 13,122,614 shares of common stock, no par value.

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

                                     PART I

Item 1. DESCRIPTION OF BUSINESS.

OVERVIEW

      CaminoSoft Corp. (the "Company" or "CaminoSoft") was organized in 1983 as Interscience Computer Services, Inc. to be a third-party provider of maintenance services for computer hardware and related peripheral equipment. On September 17, 1999, the Company acquired certain assets (the "Camino Assets") from Camino Software Systems, Inc. ("Camino") for 468,000 shares of the Company's common stock and the assumption of $315,172 of certain Camino liabilities. The Camino Assets consisted of the name, Camino Software Systems, Inc., the Highway Server hierarchical data storage management ("HSM") software, certain business contracts and intangible personal property. On April 17, 2000, the Company changed its name to CaminoSoft Corp. to reflect the change to a software sales and development firm. The Company's present business is the development and sale of storage solutions based on the HSM and High Availability technology.

      In November 2001, the Company entered into a non exclusive licensing and distribution agreement with Novell, Inc., which allowed Novell and its distribution channel partners to sell CaminoSoft's suite of software solutions. In January 2002, the Company's "managed server and storage server" products for Novell NetWare operating systems were included for distribution on the Novell price list of products. As of June 30, 2003, the products were removed at the Company's request from the Novell price list and a new agreement allowing Novell sales personnel to sell the Company's products on a commission basis is now in place. The Company will now ship and invoice all orders for sales of its products through Novell and its distribution channel directly. The Company will no longer be required to consign inventory to Novell for distribution.

      In July 2002, The Company's products were certified as "ca smart" which is the Computer Associates' certification for compatibility with its BrightStor enterprise software and its ARCServe line of data back up solutions. The Company also became a Computer Associates "partner", which opens up additional distribution channels for the Company's products in conjunction with Computer Associates enterprise software.

      Also in July 2002, the Company's Managed Server for Windows 2000 operating systems received certification for compatibility from Microsoft. The Company is also a member of the Microsoft certified partner program, which will allow for certified Microsoft distribution partners to sell and distribute the Company's Windows 2000 products. This certification is in line with the Company's plan for compatibility with multiple distribution partners and software platforms to allow for the opportunity of significant increases in the potential market size and to help create acceptance of the data storage and management solutions provided by CaminoSoft.

      In February 2003, the Company entered into a licensing and distribution agreement with Legato Systems, Inc. for marketing, distribution, future development and customer service of certain Legato high availability products for Novell NetWare operating systems. The high availability products specified are "Standby Server(TM)" for NetWare, "SnapShotServer(R)" for NetWare, and "OFFSite Archive(TM)" for NetWare. Legato has transitioned all customer service to the Company as of February 2003. The Company now has a broad base of products and solutions for the Novell NetWare storage market, which include, failover, fault tolerance, mirroring, offsite archiving and improved disaster recovery. The acquisition of the high availability products has also given access to the distribution channel used by Legato for these products which expands the market awareness for our traditional HSM technologies for both NetWare and Windows 2000. The Company has also hired key development and customer service personnel to continue development and service for the high availability products. In conjunction with this expansion, in February 2003, the Company opened an office in Orem, Utah to house development and service personnel which now totals 5 employees.

      In March 2003, the Company entered into a distribution agreement with Ingram Micro Inc., the largest global wholesale provider of technology products and supply chain management services. Ingram Micro will distribute storage management products for NetWare and Windows 2000 and the high availability products for NetWare in North America. The addition of the distribution agreement with Ingram Micro will extend the channel of distribution capabilities for the Company to include the extensive base of integrators and resellers who purchase through Ingram Micro.

      In June 2003, the Company announced the introduction of MEDISTAR(TM), the Company's Medical Enterprise Document and Image Storage, Archiving, and Retrieval system. The system offers healthcare providers a high-performance, cost-effective digital solution that works in concert with existing resources. The system integrates with most existing and newly acquired PACS ("Picture Archival Systems") systems, as well as operating seamlessly in PACS-less, film-based environments directly with digital modalities to capture, store and archive image data. The system automatically manages the documents and images through their lifecycles based on HIPAA data retention requirements. Currently, the Company has a MEDISTAR(TM) system installed at Mission Community Hospital, a newly built 150 bed acute care facility in Panorama City, California.

      In June 2003, the Company announced the release of OFFSite Archive(TM) for NetWare. This product was acquired as a result of a license and distribution agreement between the Company and Legato Systems, Inc. OFFSite Archive 3.0 is the first of a suite of high availability products to be enhanced and released under the CaminoSoft name. The upgraded product provides a solution for offsite disaster-recovery for Novell server based networks by maintaining asynchronous replicas of mission-critical enterprise data in a secure, offsite location keeping the information protected and available. OFFSite Archive for NetWare is by Legato and licensed to CaminoSoft Corp.

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

      The dramatic growth in data storage is driving the demand for many types of storage technology, such as new storage devices, networking hardware and software. Many enterprises are struggling to manage larger amounts of data, creating a demand for software that can automate this task. Industry analysts predict that demand for data storage management software in particular will grow significantly. Gartner Group, an independent information technology research firm, estimates that the data storage management software market will grow from $6.5 billion in 2002 to 9 billion in 2005.

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

      o Expensive primary storage capacity is consumed rapidly. Hard drives and other storage devices used for primary storage are more expensive than remote and back-up storage devices and have a limited capacity. This capacity is often quickly exhausted, and the user or the enterprise must then either purchase additional capacity or delete data. An enterprise incurs additional expense not only for the purchase of additional storage devices, but also for the administrative time required to install, allocate and manage this additional primary storage capacity.

      o Repetitive back-up consumes network transmission capacity. As the amount of data increases, repeatedly backing up the same data consumes increasing amounts of network transmission capacity, or bandwidth. Computer networks have a limited amount of bandwidth, and most of this capacity is consumed during business hours by the demands of the network's users. As a result, networks lack the capacity to transmit data to storage devices for back-up during business hours. In addition, as enterprises expand their operations internationally, and the Internet makes networks more accessible the workday becomes longer, the number of hours available each day for back-up is shrinking. As a result, network administrators have smaller windows of time in which they can back-up increasing amounts of data without impairing the performance or accessibility of the network.

      o Failure to manage data results in an inefficient back-up process. Most files on a typical file server are infrequently accessed 30 days after they are created. Repeatedly backing up the same unchanged data consumes more back-up storage capacity unnecessarily, and requires an enterprise to expand its storage capacity with each subsequent back-up. In addition, because network administrators cannot determine which files are important, they often either save most files or randomly delete them.

      o Access to stored data is limited. Infrequently accessed data is typically migrated from primary storage devices to secondary storage devices, RAID storage, tape libraries, magnetic optical disks, CD and DVD libraries, NAS and SAN devices. Once this process has occurred, the time and effort necessary to retrieve a migrated file is significant. A user will need to know information such as the file name, the original storage location and the date of the back-up. When this information has been determined, the network administrator will then use this information to retrieve the file manually. This process is inefficient for the user, who must wait for the needed file, and for the network administrator, who must act as an intermediary and retrieve the file. In addition, files that have been deleted from primary storage and only reside on secondary storage devices are not easily and readily accessible to end users and/or software applications that may need the data contained in the file.

      o Data is stored randomly at diverse locations. The distribution of data and applications on multiple personal computers and servers throughout the network, complicates the process and increases manual intervention for data back-up. Distributed storage management on expensive primary storage devices throughout a network results in inadequate storage management, increased administrative time and expense and inefficient use of storage devices.

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

      The cost associated with risk, including the cost of network downtime, inadequate disaster preparedness and inappropriate utilization of storage, can often be substantial. Organizations must be able to access/recover all business critical data, no matter how complex, in a timely manner. Depending on the type of data, and how critical it is to business operations, companies may incur downtime related costs of more than $250,000/hour, according to the research firm Contingency Planning Research. In addition, the business value of the data itself may be compromised if users/applications cannot get the answers they need when they need them. Companies must also be sure that their data storage infrastructure is flexible and scalable enough to meet future growth needs.

The emergence of networked storage

      In response to the limitations of traditional data storage and back-up methods, networked storage has emerged. This encompasses storage area networks (SAN's) and networked attached storage (NAS) topologies, and comprises approximately 20% of storage implementations today according to the McKinsey and Merrill Lynch study. A storage area network is a network of servers and data storage devices that are interconnected at high speeds, typically using fiber channel transport technology, which allows network resources to be located at remote and diverse locations. Enterprises are beginning to deploy storage area networks in an effort to move data storage operations off of their local area networks to a separate network dedicated to data storage. Moving these operations to storage area networks frees up bandwidth on the local area network for more efficient operation of enterprise software applications and communications.

      Another alternative to direct attached storage is network attached storage, the fastest growing market segment of networked storage, with an estimated $2.84 billion market size in 2002 and a 97% growth rate according to IDC. NAS offers the benefit of adding capacity to the network itself rather than to an individual server, while presenting data at a file-level similar to direct attached storage. Like SANs, NAS enables organizations to realize a lower cost of storage than DAS. However, unlike SAN, NAS architectures offer a lower price point and "plug and play" functionality without any additional network components.

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

The need for data management software

      In order to address the problems of traditional storage and back-up methods, and to take advantage of the power of networked storage, a data management solution must enable better utilization of storage assets (both people and hardware), provide automated migration of data and deliver better access to stored data. Specifically, to be effective and efficient a solution must:

      o automatically apply policies that determine whether, or for how long, data should be stored, while enabling these policies to be easily set by organizations/customers;
      o provide efficient transfer of data to and from storage devices throughout networks, including local area networks, networked attached storage devices and storage area networks;
      o     maximize the effective capacity of existing storage devices;
      o automatically consolidate data that is distributed on servers across the network and provide centralized storage management for that data;
      o provide a detailed index of stored data so users can perform specific searches;
      o enable rapid and easy retrieval of stored data selected by users and software applications regardless of where and how that data is stored;
      o seamlessly integrate access to stored data with existing business applications;
      o     provide secure network access;
      o work on file systems and email systems, and across multiple operating systems including Windows, NetWare and Linux; and
      o provide automated migrated file conversion for organizations/customers who change production operating systems after migration of files under the old operating system.

The need for email management and storage software

      Email is an integral part of business communications. As a result of the increased use of email both as a messaging system and an information delivery system, system administrators need to manage and store large volumes of email messages and attachments without compromising the reliability of the system or restricting message or attachment size. System administrators are also confronted with the challenge of protecting and restoring email communications, including protection and restoration during and after computer virus attacks. In addition, as email becomes increasingly more important, the lack of administrative control threatens an enterprise's record management procedures and its ability to comply with applicable regulatory and legal requirements. In order to address the problems of email management and storage, and to enable an enterprise to take full advantage of the speed and convenience of email, an email management and storage solution must:

      o automatically apply policies that determine whether, and for how long, data should be stored, while enabling these policies to be easily set by organizations/customers;
      o reduce messaging system back-up time and enhance performance while reducing costs;
      o eliminate the need for administrative restrictions on message or attachment size;
      o facilitate management of message stores and guard against the loss of information following virus attacks, enabling recovery within hours rather than days;
      o ensure adherence to formal email policies that correspond to an enterprise's traditional record management policies and requirements; and
      o provide fast and efficient search capability and access to stored email messages and attachments.

CAMINOSOFT

      CaminoSoft markets products that enable multi-tiered hierarchical storage management, (HSM) and high availability with local failover and replication using standby server and remote replication for disaster recovery with offsite archiving on PC server based computer networks. By using CaminoSoft's products, network administrators can increase efficiency on production servers (Tier 1), by moving infrequently used data to networked central storage pool devices (Tier
2) and data archive systems (Tier 3). CaminoSoft also provides tier 1 failover and replication for production server failure and for improved disaster recovery, tier 2 storage can be replicated remotely using offsite archive and snap shot technology which provides vastly improved disaster recovery processes. CaminoSoft's products bring the basic tools for information life cycle management to customers networked storage environments by establishing:

            Intelligent Data Storage
            Intelligent Data Retrieval
            Intelligent Data Replication
            Improved Data Recovery
            Enhanced Data Protection

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

      "Data Differentiation" may be the most important term to know in conjunction with the Company's managed server software. With the ability to differentiate data, users are able to define the real storage needs for an organization. Data differentiation is the foundation from which the lower cost, more effective, more available, and continuously protected networks of the future will grow. Data differentiation is at the core of the Company's mission: to bring Information Life Cycle Management to networks. Managed server HSM allows clients to develop 24 hour 7 day per week rules-based policy administration for their network storage infrastructure. All data is not created equal and, over time, all data ages. Managed Server HSM gives clients the tools needed to identify the "production data" (data currently in use) and differentiate it from all the infrequently or unused data in their network. Every organization needs the ability to implement multiple tiers of storage. Storage tiers are a cost-effective way of storing and retrieving inactive data. Data differentiation allows clients to create data lifecycles for different types of data in the organization. With new regulations being implemented for the amount of time data has to remain available, the ability to create a data life cycle, in advance, to automate the movement of that data through multiple tiers of storage is a critical component of current and future network data storage infrastructures.

      The Company has continued development of its suite of products and solutions since the acquisition in September of 1999 of the managed server for NetWare 4x product. The current suite includes Managed Server HSM certified for Novell NetWare 4x, 5x, 6x and 6 NSS and is currently being certified for NetWare
6.5 on the Novell operating system platform. During the current year, the Company has also certified Managed Server HSM for Microsoft Windows 2000 and Windows XP which includes a Microsoft development and marketing partnership. The Company has also become a Computer Associates "smart" partner. Our products are certified on the Computer Associates "BrightStor Portal" and "ARCServe" backup products. The Company has also developed a storage analysis tool which allows users to analyze the data contained in a production server. It reports on possible policy scenarios as if the data were differentiated and moved to other tiers of storage. Clients can see what the benefits will be, in advance, including estimated data growth rate and the correlating time savings for production data backup and restoration. Another newly developed product is a conversion tool that allows clients who utilize our HSM solution to convert the migrated data from one operating system to another if the client changes the operating system of the production environment. The client, therefore, does not have to de-migrate the files in order to convert to the new operating system. The transition to the new system can be simplified to include only the current production data, with simple "pointers" to the already migrated files. The migrated files can be automatically recalled, when needed into the new operating system. The Company has developed a custom version of our product integrated with The Messaging Architects' GWArchive product, GroupWise email system storage management software for users of Novell GroupWise email systems. In July 2003, The Messaging Architects released the new GWArchive product and will market and sell the product directly into the GroupWise email user client base. These products and associated partnerships are the building blocks for the Company's O.E.M. partner and channel distribution strategy.

      In January 2003, the Company entered into a licensing and distribution agreement with Legato Systems, Inc., for the future development, customer service, marketing and distribution of certain Legato high availability products for Novell NetWare operating systems. The products acquired were "StandbyServer(TM)" for NetWare, "SnapShotServer(R)" for NetWare, and "OFFSite Archive(TM)" for NetWare. During February 2003, Legato transitioned the service contracts and associated support responsibilities to the Company along with all sales and marketing of the licensed products.

      The StandbyServer program is a high-availability, server mirroring solution that connects one or more primary servers to a standby server. If a primary server fails, due to hardware or software failure, the standby server automatically takes over making the mirrored data and network services available to users in just a few moments. Data is mirrored between the servers using a dedicated high-speed link, creating a fully redundant system that protects your users against both hardware and software failures. The StandbyServer configuration consists of three main elements, a primary server, a standby server and the communications path that connects them. The disk devices in the standby server are treated as external disk systems to the primary server. Using NetWare mirroring, all reads and writes are performed on both disk devices in real time. The standby server software constantly monitors the communication between the primary server and the standby server, while mirroring, to ensure the primary server is accessible. If the primary server becomes unavailable, and the standby server can no longer communicate with it, the standby server fails-over and assumes the primary role. Standby server also works in a many-to-one configuration, which allows multiple primary servers to utilize one standby server for mirroring and fail-over. The many-to-one configuration consists of the same main elements as the regular two-server configuration, except that it contains more than one primary server and an additional disk device in the standby server for each additional primary server. The many-to-one configuration works the same as the regular standby server configuration, except that in the many-to-one configuration you have more than one primary server being monitored and mirrored by a single standby server. If a primary server becomes unavailable and the standby server can no longer communicate with it, the standby server fails-over and assumes its primary role.

      OFFSIte Archive for NetWare is an electronic data vaulting and disaster recovery product that allows you to protect your data in the event of a disaster by electronically transferring a stable point-in-time image of your data to an offsite location. OFFSite Archive for NetWare automatically transfers data to be protected from a source server to a target server using the IPX or IP protocol over a LAN, WAN, or

Internet connection. The latest version of OFFSite Archive allows multiple source servers to mirror data to a single target server remotely located. OFFSite Archive for NetWare uses SnapShotServer for NetWare (discussed below) technology to create snapshots of protected volumes of data. Each snapshot contains all of the data, or a pointer to the data, on the source servers protected volume at the instant the snapshot was taken. This snapshot is then transferred from the source server to the target server. Through an initial synchronization all of the data on the source server is mirrored to the target server. Then, after the initial synchronization, only the delta changes are sent to the target server. Since OFFSite Archive does not mirror data in real-time, you do not need to use a high speed communications link. Any standard WAN, LAN, or Internet link can be used to connect the source server to the target server.

      SnapShotServer for NetWare program gives a user more control of the back up process. By capturing live data at any time with the SnapShotServer program, you can back up open files or "live" databases at your convenience. The program creates "snapshot" images of your "live" data volumes at user-defined intervals. These snapshots can then be mounted as regular NetWare volumes and backed up by any NetWare approved back up utility. The SnapShotServer program is a NetWare Loadable Module (NLM). When taking a snapshot of a volume, the SnapShotServer program creates a virtual image of the volume, there is no actual duplication of the entire volume. If changes are made to the original data after taking the snapshot, the program makes a copy of the original data before it is changed and stores that copy in its buffer. This buffer and the unchanged portions of the disk make up the snapshot volume, which gives you a virtual image of the volume as it was at the time the snapshot was taken. SnapShotServer works with both StandbyServer and OFFSite Archive.

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

THE CAMINOSOFT STRATEGY

      Today IT departments face a variety of challenges with some of the most critical relating to data storage and management. Two of these challenges are
(1) reducing the total cost of ownership of data storage by better leveraging IT resources, both hardware and people, and (2) increasing productivity by enabling better access to information, thereby making quicker and faster decisions. Our software virtualizes pools of stored data both to the end-user transparently and to the IT administrator while integrating with most operating systems and applications. CaminoSoft can reduce the back-up window, lower the overall cost of storage and enhance the value of information across the organization. Our strategy is built on the benefits our technology brings, our expanding distribution channel, and our ability to execute. As part of our current strategy:

      o We intend to continue to expand and leverage our base of partners (OEMs, distributors, and value-added resellers, or VAR's) to sell additional products to our end users. We intend to enhance our international presence and partner base as we internationalize, localize and bring to market existing and new products. We intend to focus on systems integrators and other strategic partners to open new avenues of distribution for our products and solutions.
      o We intend to focus and expand on our core strengths in today's soft economic environment. IT spending is tight and customers require products and solutions with attractive price points and demonstrable value. We can leverage success in one department or work group to demonstrate the value of our storage management solution, then use the success in that area to expand to other departments, workgroups or the enterprise. We believe our cost effective data management solutions can then be repeated in other areas of the organization for other types of information and compliance requirements.
      o We intend to leverage our position as a provider of email storage and management solutions to grow in the messaging market. With our integrated Managed Server for The Messaging Architects GWArchive (GWArchive provides extended storage functions for Novell, GroupWise email systems) product, we have taken the first step to capitalize on this growing market for automated data storage management for Novell GroupWise email systems. Using the O.E.M. partner approach, we have partnered with The Messaging Architects to take advantage of their focus on GroupWise email systems allowing them to leverage our storage management solution as an integrated component for users of their Novell GroupWise line of email extension products. We intend to utilize this same approach with other partners focused on providing automated data management for users of other email messaging systems such as Microsoft Exchange and Lotus Notes. We believe this vertical partner approach will broaden the adoption of our solutions in the electronic collaboration market, allowing our partners to remain focused on their core strengths in the markets they serve.
      o Europe, the Middle East, Africa, Japan and Asia represent active markets for expansion, with Europe representing an estimated $2 billion data storage management market in 2001 according to Gartner. We intend to continue to internationalize and localize our products and solutions to penetrate this marketplace. Our recent addition of Paul Phillips in the UK as director of operations for EMEA region will help increase the number of value added reseller and integrator partners in the UK and Europe and will provide the interface for technical, sales and integration capabilities for future expansion into these markets.

EMPLOYEES

      The Company currently employs eighteen people full time and four full time consultants.

COMPETITION

      The competitive landscape in the storage systems market consists of a vast array of hardware and software companies. CaminoSoft's products compete in the data management and high availability software segments. The cost barriers to these markets are relatively low, which means our competitors range from small companies with limited resources to large, more established companies. Some competitors, regardless of size, have substantially greater financial, technical, marketing, distribution, personnel and other resources. The large number of manufacturers in the storage infrastructure market provides fertile ground for cultivating alliances and partnerships.

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

SALES AND MARKETING TEAM STRATEGY

      The mandate of the CaminoSoft sales and marketing teams is to increase awareness and interest within select industries to deliver qualified prospects and close sales of the Company's products. The first step and a key element of the sales and marketing strategy was the partnership with Novell. This partnership makes available to the Company the marketing and sales resources of Novell. Recent corporate developments at Novell, including its acquisition of Cambridge Technology Partners provide a technology, sales, and marketing path that is consistent with the Company's O.E.M. strategy as a software development company integrating our products with other hardware and software products for sale through their distribution channels. Novell's recent announcement regarding the acquisition of SUSE a Linux systems company has confirmed the Company's development road map which includes HSM and High Availability products for the Linux platform. The certification of the Company's Windows 2000 product and partnership with Microsoft was another milestone in the strategic plan for multi platform distribution of our solutions. Whereas in the past the Company's growth has been impeded by lack of a large sales staff, the partner relationships in place and planned by the Company will add significant distribution capabilities. The certification from Computer Associates for compatibility with the BrightStor Portal and ARCServe and Enterprise back up products will enhance the Company's ability to sell solutions to users of both NetWare and Windows 2000 because the Computer Associates solutions are operating system agnostic. They have clients who utilize both operating system platforms, which can now be managed through the BrightStor Portal and integrated with ARCServe back up for either NetWare, Windows 2000 or both. As of the date of this filing the Company has signed an integration and distribution agreement with Pegasus Disk Technologies to distribute InveStor archive management software for optical, DVD and Tape library management. The Company has also completed integration of the HSM for NetWare and Windows 2000 software with EMC Centera. This will allow users to utilize EMC Centera storage devices in conjunction with the Company's storage management and high availability software.

      The Company recently added to its executive ranks, hiring Anoop Elgonda as Director of Sales. Mr. Elgonda brings over 15 years of technology industry experience to the Company. Mr. Elgonda most recently was a Vice President in the western region for Computer Associates. With an experienced management team, innovative products, and significant sales and marketing resources resulting from product integration and distribution partnerships management believes that the Company is positioned to take advantage of the need for Information Life Cycle Management in the networked storage environments of today and the future.

Item 2. DESCRIPTION OF PROPERTY

      As of December 1, 2003, the Company leases one office facility in Westlake Village, California for the Company's executive offices pursuant to a lease extension expiring June 30, 2006, at a rental rate of $9,368 per month. As of December 1, 2003 the Company leases a development and customer service office in Orem, Utah pursuant to a lease expiring on January 31, 2004, at a rental rate of $1,700 per month. The lease is extendable pursuant to two one year lease extensions.

Item 3. LEGAL PROCEEDINGS

      The Company has no ongoing legal proceedings.

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

                                                    Common Stock Sales Prices
                                                    -------------------------
      Symbol "CMSF"                                     High          Low
      -------------                                     ----          ---

      October 1, 2001 - December 31, 2001               $1.75        $1.25

      January 2, 2002 - March 31, 2002                  $1.60        $1.20

      April 1, 2002 - June 30, 2002                     $1.31        $0.48

      July 1, 2002 - September 30, 2002                 $1.25        $0.34

      October 1, 2002 - December 31, 2002               $1.01        $0.55

      January 2, 2003 - March 31, 2003                  $0.90        $0.33

      April 1, 2003 - June 30, 2003                     $0.60        $0.33

      July 1, 2003 - September 30, 2003                 $0.53        $0.32

      October 1, 2003 - November 30, 2003               $0.45        $0.36

      To date, the Company has not declared or paid any cash dividends with respect to its Common Stock, and the current policy of the Board of Directors is to retain earnings, if any, to provide for the growth of the Company. Consequently, no cash dividends are expected to be paid on the Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities

      During the fiscal year ended September 30, 2003, the Company issued 6,200 shares of common stock with a value of $5,952 for consulting services rendered during the year, this amount was recorded as an expense on the Company financial statements.

      During the year ended September 30, 2003, the Company issued four year warrants to purchase 80,000 shares for $0.51 per share with a value of $14,126 for services rendered, this amount was recorded as an expense on the Company financial statements.

      During the year ended September 30, 2003, the Company issued 1,238,000 options to purchase the Company's common stock at prices ranging from $0.44 to $1.30 per share to employees, consultants and directors under the year 2000 employee stock option plan.

      During December 2002, the Company issued a 6% convertible debenture for up to $1,000,000. Interest of 6% per annum will be paid in monthly installments for three years based on the unpaid principal balance. The debenture matures on November 27, 2005, at which time the unpaid principal amount and all accrued and unpaid interest will become due and payable in full. The debenture is convertible into shares of the Company's common stock, with the initial conversion price of $1.00 per share. However if the five day average closing price for the Company's common stock immediately prior to a disbursement is below the $1.00 initial conversion price, the average closing price for such period shall become the conversion price.

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

      All of the foregoing securities were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Regulation D promulgated thereunder. No commissions were paid.

      As of December 2003 the Company issued in a private placement 3,243,243 shares of common stock and 5 year warrants to purchase 3,243,243 shares with 50% of the warrants at an exercise price of $0.74 and 50% at an exercise price of $1.11 for $1,200,000. The funds will be used to support business expansion and operations.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

      The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Annual Report.

OVERVIEW

      On September 17, 1999, the Company acquired the assets of Camino Software Systems, Inc. The Camino Assets consisted of the name, the data storage management software, certain business contracts and intangible personal property. The Company's products currently provide a systematic managed solution to the ever increasing data storage problem at a substantially reduced management cost. Managed server software is available for Novell NetWare 4.x, 5.x 6.x, 6 NSS and Windows 2000 operating systems. During the past fiscal year the Company changed its approach to focus on software development while utilizing the Company's OEM partners and their distribution channels for the selling of the software developed. During the past fiscal year the Company's efforts focused on expansion of the product line and adding features and enhancements to the software suite of products. In January 2003, the Company announced a licensing and distribution agreement with Legato Systems, Inc. for the future development, customer service, marketing and distribution for the high availability products for NetWare. This allowed the Company to increase revenue through annual service agreements and the sale of the high availability products. The Company also gained access to the distribution channel in place with Legato for distribution of the high availability products and the Company's core HSM products. At the same time the sales and marketing departments have evolved to support the efforts of our partners distribution channels with marketing, training and sales support for the sales forces and Value Added Resellers of the products. During the fiscal year, the Company also added 2 new inside sales people working out of the corporate headquarters and one outside sales person located in North Carolina. The Company has also added experienced executives to the team.

RISK FACTORS

We have a limited operating history, which includes a history of losses.

      Our Company has been in business since 1983 and has been a publicly traded company since September 1993. In September 1999, we acquired the assets of Camino Software Systems, Inc., which resulted in our entering into a new line of business. All of our prior business divisions (high speed printer sales and service and consumable sales) have been sold or discontinued. Although we currently have some limited revenues from the acquired assets, we are involved with a new business in a highly technical and competitive market, with new risks for investors and shareholders. Our products have not yet been accepted in the marketplace, resulting in operating losses of approximately $2,170,000 and $2,500,000 for the years ended September 30, 2003 and September 30, 2002, respectively. The weak economy and slowdown in demand for software technology have affected the revenues of the Company.

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

We need additional financing.

      Our Company will require additional financing in order to expand our business. Our working capital requirements in the foreseeable future will depend on a variety of factors including our ability to implement our sales and marketing plan. There can be no assurance that we will be able to successfully negotiate or obtain additional financing. Our ability to obtain additional capital will be dependent on market conditions, the national economy and other factors outside our control. If adequate funds are not available or are not available at acceptable terms, our ability to finance our expansion, develop or enhance services or products or respond to competitive pressures would be significantly limited. The failure to secure necessary financing will have a material adverse effect on our business, prospects, financial condition and results of operations. As of the date of this filing the Company has made a private placement of common stock for $1.2 million to support business expansion and operations for the fiscal 2004.

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

      The markets for our computer software and the market for Novell NetWare and Windows 2000 operating systems software are characterized by intense competition and an increasing number of new market entrants who have developed or are developing potentially competitive products. Further, the cost barriers to these markets are relatively low, which means our competitors range from small companies with limited resources to large, more established companies. Some competitors, regardless of size, have substantially greater financial, technical, marketing, distribution, personnel and other resources. For example, current and future competitors with greater financial resources than us may be able to undertake more extensive marketing campaigns and adopt more aggressive pricing policies. It is possible that we may not have the resources to withstand these and other competitive forces.

      Our earnings growth is dependent upon acceptance of our products and our ability to increase demand for data storage and management software products.

      Our ability to generate profits depends primarily upon market acceptance of our data storage and management software products and the continued upgrade and sale of our high availability software products. Our products may not be able to be successfully marketed or achieve customer acceptance, and we may be unable to increase demand for our product. Our strategy to increase our customer base includes investment in programs designed to heighten consumer awareness of our product and services.

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

      o Software capitalization is stated at cost. Amortization is computed on the straight-line and accelerated methods based upon the estimated useful life of the asset, primarily seven years.
      o We periodically review our long-lived assets, which include property and equipment and capitalized software, for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than its carrying value, we record a write-down to reduce that asset to its estimated fair value. The fair value is determined based on discounted cash flows or appraised values depending on the nature of the asset.
      o Research and development costs, which consist primarily of software development costs, are expensed as incurred. Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed" ("SFAS 86"), provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established. During fiscal year ended September 30, 2002, the Company capitalized approximately $270,292 of such software development costs. During fiscal year ended September 30, 2003 the Company did not capitalize any software development costs.
      o Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with all applicable accounting regulations, including, Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. American Institute of Certified Public Accountants (AICPA), Statement of Position (SOP) 97-2, Software Revenue Recognition, and (SOP) 98-9, Modification of SOP 97-2, with Respect to Certain Transactions. Revenue from sale of product is recognized upon shipment or installation to the customer. If the Company is contracted to provide implementation services for the products purchased revenue is booked upon completion of the implementation. Annual maintenance service revenue is recognized ratably over the contract period.

RESULTS OF OPERATIONS

           FISCAL YEARS ENDED SEPTEMER 30, 2003 AND SEPTEMBER 30, 2002

      During the current fiscal year, the Company continued to focus on development of features and upgrades on products, while expanding its functionalities to other operating platforms including Windows 2000. The Company has changed its sales and marketing strategy to focus on development and support for its data storage and management solutions and high availability solutions, while utilizing its partners' sales, marketing and distribution channels. Revenues for the current fiscal year increased by approximately 377% from $166,000 in fiscal year 2002 to $790,000 for the current fiscal year. Sales for the Company's software products were approximately $604,000 or 76% of the total revenue for the current fiscal year; annual service contracts constituted approximately 24% or the other $186,000 of the total revenue for the fiscal year. The high availability products acquired during the fiscal year accounted for approximately 65% of the total revenue, with the Company's core HSM technology representing the other 35% of the total revenue for the current fiscal year. Billings for annual service contracts increased with the increase in product sales resulting in a 527% increase in deferred revenue for annual service contracts billed during the current fiscal year, from approximately $42,000 in fiscal year ended September 30, 2002 to approximately $264,000 in fiscal year ended September 30, 2003. Cost of sales increased from approximately $101,000 in the last fiscal year to approximately $221,000 in the current fiscal year representing an increase of approximately 121% reflecting increased revenues. Cost of sales as a percentage of revenue decreased from approximately 61% in fiscal year ended September 30, 2002 to approximately 28% during the current fiscal year. Gross profit increased by approximately 773% or $503,000 from $65,121 in year 2002 to $568,521 in fiscal year 2003 resulting from the Company's increased revenue from product sales and service during the current fiscal year.

      Selling and administrative expenses for the current year were approximately $2,309,000, a decrease of approximately $147,000 or 6% as compared to fiscal year 2002. The decrease was a result of the Company's continued effort to minimize overhead expense while changing to a support focused sales and marketing strategy, utilizing OEM partners and value added resellers for integration and sales of our solutions. The Company continued its advertising and marketing program expansion throughout the year to help create continued product awareness in the end user and value added reseller channel. The change from a direct sales approach to one of a support role for the Company's OEM partners sales forces continued during the fiscal year, which reduced wage expense related to direct selling, while increasing the expense related to marketing and sales support for our OEM partners distribution channels. The Company will continue to expand the sales and marketing support areas to train both technical support teams and sales forces for the Company's distribution partners into the future.

      Depreciation and amortization expense for the fiscal year of $7,682 was a decrease of approximately 27% or $2,800 as compared to fiscal year ended September 30, 2002 for the disposal of fully depreciated assets during the current year.

      Research and development expense for the current year was approximately $332,000 as compared to approximately $121,000 for fiscal year 2002. This increase is part of the ongoing plan to expand the product line, while adding features and upgrades to the original software products. During the current fiscal year, the Company completed and certified its Windows 2000 software and released an upgraded version of the OFFSite Archive high availability solution, the first high availability product released under the CaminoSoft name. The Company began new research and development projects during the current year and plans to continue the research and development program at an increased rate during the coming year. As projects complete and become viable the Company expects to capitalize portions of the development expense during the upcoming fiscal year.

      There was no other income during the current fiscal year as compared to approximately $6,000 for fiscal year 2002. The current fiscal year included approximately $84,000 of interest expense related to borrowing against the convertible debentures. Approximately $44,000 of the total fiscal year interest expense was non cash pre-paid interest which is expensed over the three year term of the debentures.

LIQUIDITY AND CAPITAL RESOURCES

      During fiscal year 2003, the Company's cash position decreased by approximately $139,000, from approximately $576,000 on September 30, 2002 to $437,000 on September 30, 2003. The Company increased revenues during the fiscal year yet is still not at a break even point operationally resulting in the decrease in cash.

      In October and November 2001, the Company received $150,000 in cash from the exercise of warrants. In December 2001, the Company received $1,500,000 from the sale of 1,250,000 shares of restricted common stock at $1.20 per share as part of a private placement. During the quarter ended March 31, 2002, the Company completed the private placement of an additional 222,500 shares to five individual investors at $1.20 per share bringing the total value of the placement to $1,767,000 for 1,472,500 shares of restricted common stock. During the fiscal year ended September 30, 2002, the Company received $19,800 from the exercise of options and warrants of 39,375 shares of common stock.

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

      The Company's revenue projections bring profitability on a monthly basis during the third quarter of fiscal year 2004. If revenue projections are not met, the operating plan calls for additional expense reductions in all non technical and sales related functions. With out a continued ramp of revenues during the first half of fiscal year 2004 the Company will reduce expenses to compensate for lack of continued revenue growth. No assurances can be given that the Company will continue to achieve increased revenues or achieve profitability in 2004. Further, no assurances can be given that the Company's current financing will be sufficient to support the Company's planned level of operations.

      As of December 2003 the Company issued in a private placement 3,243,243 shares of common stock and 5 year warrants to purchase 3,243,243 shares with 50% of the warrants at an exercise price of $0.74 and 50% at an exercise price of $1.11 for $1,200,000. The funds will be used to support business expansion and operations.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

      The following summarizes our contractual obligations at September 30, 2003 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

                                                Payments due by Period
                                    ----------------------------------------------
                                    Less than          1-3         4-5      After
                        Total         1-year          Years       Years    5 Years
                     -------------------------------------------------------------
Notes payable        $1,750,000     $1,750,000     $       --
Operating leases        330,696        127,974        202,722        --        --
                     -------------------------------------------------------------
                     $2,080,696     $  127,974     $1,952,722     $  --     $  --
                     =============================================================

      Except for the operating leases above, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

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

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("FAS 148"), which amends Statement of Financial Accounting Standards 123, "Accounting for Stock-Based Compensation" ("FAS 123"). FAS 148 provides alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of FAS 148 are effective for fiscal years ending after December 15, 2002. The adoption of FAS 148 did not have a material impact on the Company's balance sheet or results of operations. The Company has provided the interim and year-end disclosures required by FAS 148.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material effect on the Company's financial position, results of operations, or cash flows.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity," ("SFAS 150") which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003 for public companies. The adoption of SFAS 150 did not have a significant impact on our financial statements.

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

      Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officers liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liability recorded for these agreements as of September 30, 2003.

      The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically business partners, contractors, customers, landlords and its agreements with investors. Under these provisions the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive the termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnifications provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the Company believes the estimated fair value of these provisions is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2003.

      In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research bulletins ("ARB") No. 51, Consolidated Financial Statements ("FIN 46"). FIN 46 clarifies the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The adoption of FIN 46 did not have a material impact on our financial position and results of operations.

Item 7. FINANCIAL STATEMENTS

      The following is a list of financial statements filed herewith:

      Consolidated Balance Sheets as of September 30, 2003 and September 30,
      2002

      Consolidated Statements of Operations for the years ended September 30, 2003 and 2002

      Consolidated Statements of Shareholders' Equity (deficit) for the years ended September 30, 2003 and 2002

      Consolidated Statements of Cash Flows for the years ended September 30, 2003 and 2002

      Notes to Consolidated Financial Statements

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no changes in accountants or disagreements during the fiscal year covered by this report.

Item 8 A. CONTROLS AND PROCEDURES

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

                                    PART III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      As of December 15, 2003, the directors and executive officers of the Company are as follows:

     Name                       Age         Position
     ----                       ---         --------
Robert Pearson                  68          Director

Steven Spector                  57          Chairman of the Board

Robert Degan                    64          Director

Walter Kornbluh                 72          Director

Stephen Crosson                 44          Chief Executive Officer,
                                            Chief Financial Officer,
                                            Secretary & Director

      Robert Pearson, Mr. Pearson, who became a director in 1997, has been associated with Renaissance Capital Group ("RCG") since April 1994. RCG is the investment advisor of the largest shareholders of the Company. Presently, Mr. Pearson serves as a Senior Vice President and Director of Corporate Finance of RCG. He served as Executive Vice President of the Thomas Group from May 1990 to March 1994. For 25 years, Mr. Pearson held various senior management positions at Texas Instruments, including Vice President of Finance from October 1983 to June 1985. Mr. Pearson holds directorships in the following companies: Poore Brothers, which manufacture and distribute snack food products, Advanced Power Technology, Inc., a power semiconductor manufacturer, eOriginal, Inc., a developer of technology and software for creation of electronic contracts, Laserscope, Inc., a marketer and manufacturer of lasers for medial use, and Simtek Corporation, a fables semiconductor company that designs and markets non-volatile static random access memories.

      Steven Spector, Mr. Spector became a director in February 2000. Since 1971, Mr. Spector has practiced finance, banking and corporate reorganization law, most recently as a partner in the Los Angeles Office of Jeffer, Mangels, Butler and Marmaro, LLP. In addition to practicing law, Mr. Spector is a partner in the investment group of LBS Investments, LLC, and a trustee of The Joseph B. Gould Charitable Foundation. Mr. Spector has lectured and taught extensively in his legal specialties of finance, banking and corporate reorganization. In September 2003, Mr. Spector was elected as Chairman of the Board of Directors.

      Robert Degan, Mr. Degan became a director in January 2001. From 1989 to 1996, Mr. Degan was President and Chief Executive Officer of Tylink Corporation, a private company, which designs, manufactures and markets digital access products. From 1997 to 1998, Mr. Degan was Chairman, President and Chief Executive Officer of Summa Four Inc., a public company, which is a leading provider of switching platforms. In 1998 Summa Four, Inc. was acquired by Cisco Systems, Inc. and from 1998 through 1999 Mr. Degan was General Manger of the Enhanced Services and Migration business unit of Cisco Systems, Inc. From 2000 to the present Mr. Degan has been a private investor.

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

      Stephen Crosson joined the Company in March 1985 and was manager of accounting and government contracts and logistics. In September 1989, Mr. Crosson became a financial analysis officer with First Interstate Banks Controller's office. In March 1992, Mr. Crosson returned to the Company as Director of Operations. In April 1995, he became Vice President of Operations. In January of 1997, Mr. Crosson became Corporate Secretary and in April 1998 he became Chief Operating Officer and Treasurer. In January 2003, Mr. Crosson became the Chief Executive Officer, and in August 2003, Mr. Crosson was elected a director.

DIRECTOR COMPENSATION

      Directors do not receive any annual compensation. Directors receive $1,000 each for each meeting attended and reimbursement for out-of-pocket expenses for attending meetings. Mr. Pearson has waived the meeting fees.

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

Item 10. EXECUTIVE COMPENSATION

      The following table sets forth the compensation paid by the Company for its fiscal years ended September 30, 2003, 2002 and 2001 to its Chief Executive Officer and Chief Financial Officer (the "Named Executive Officers"). No other executive officer received compensation which exceeded $100,000 for the fiscal year ended September 30, 2003.

                                                                                Long Term
                                                                               Compensation
                                           ANNUAL COMPENSATION                    Awards
                            --------------------------------------------------  Securities
                            FISCAL YEAR                               ALL       Underlying
NAME AND                       ENDED                                 OTHER       Options
PRINCIPAL POSITION          SEPTEMBER 30,    SALARY       BONUS   COMPENSATION     SARs
------------------          -------------    ------       -----   ------------  ----------
Stephen Crosson,                2003        $137,500       --          --        200,000
Chief Executive Officer,        2002        $133,125       --          --         50,000
Chief Financial Officer,        2001        $120,000       --          --        120,000
Corporate Secretary

                              OPTION GRANTS IN 2002

      The following table sets forth certain information regarding option grants to the Named Executive Officer during the fiscal year ended September 30, 2003.

                         Number of      Percentage of
                         Securities     Total Options   Average
                         Underlying     Granted to      Exercise
                         Options        Employees       Price         Expiration
NAME                     Granted (1)    In 2002         Per Share     Date
----                     -----------    -------------   ---------     ----------
Stephen Crosson ........  200,000         16.32%         $0.53        12/08/2009

----------
(1)   Options were granted under the year 2000 Employee Stock Option Plan.

                   OPTION EXERCISES AND FISCAL YEAR-END VALUES

                                             Number of Securities               Value of
                                            Underlying Unexercised       Unexercised in the Money
                    Shares                   Options at Year-End            Options at Year-End
                   Acquired     Value     ---------------------------   ---------------------------
Name             On Exercise   Realized   Exercisable   Unexercisable   Exercisable   Unexercisable
----             -----------   --------   -----------   -------------   -----------   -------------
Stephen Crosson ..   --           --          --             --              --             --

      There were no options exercised by the named executive officer during fiscal year 2003.

      The Company has adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer and principal accounting officer.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 1, 2003 by (I) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's directors; (iii) the named Executive Officers; and (iv) executive officers and directors of the Company as a group:

                                                COMMON STOCK (1)
                                        ---------------------------------
                                        NUMBER OF          PERCENTAGE OF
     NAME AND ADDRESS (2)                SHARES            OUTSTANDING (3)
     --------------------               ---------          --------------

Frank J. LaChapelle(4) ...............   635,000                6.43

Robert Pearson(5) ....................        --                  --

Robert Degan .........................   248,000(6)               --

Steven Spector .......................   352,600(7)               --

Walter Kornbluh ......................   925,880(8)             8.72

Stephen Crosson ......................   730,320(9)             6.97

Renaissance Capital Growth &
Income Fund III, Inc. ................ 3,193,333(10)           30.08
     8080 N. Central Expressway
     Suite 210
     Dallas, Texas 75206

Renaissance US Growth &
Income Trust PLC ..................... 2,458,567               24.89
     8080 N. Central Expressway
     Suite 210
     Dallas, Texas 75206

BFSUS Special Opportunities
Trust PLC ............................ 3,435,763(11)           25.80
     8080 N. Central Expressway
     Suite 210
     Dallas, Texas 75206

All executive officers and
     directors as a group
     (5 persons) ..................... 2,256,800               19.26

----------
(1) As used herein, the term beneficial ownership is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power and/or sole or shared investment power subject to community property laws where applicable.
(2) Except as indicated, the address of each person is c/o the Company at 600 Hampshire Road, #105, Westlake Village, California 91361.
(3) Based on 9,879,371 shares of Common Stock outstanding, as of December 15, 2003.
(4) All shares are held in the LaChapelle Family Trust with respect to which Mr. LaChapelle exercises voting and investment power.
(5) Does not include any shares owned by the Renaissance funds. Mr. Pearson is an executive officer of RCG and the Renaissance funds.
(6) Includes four year non-qualified options from the Company to purchase 65,000 shares at $3.63 per share and four year non-qualified options from the Company to purchase 50,000 shares at $.95 per share, 35,000 shares from the Company at $.61 per share and 85,000 shares from the Company at $.44 per share.
(7) Includes four year non-qualified stock options from the Company for 65,000 shares at $3.63 per share and four year non-qualified options from the Company to purchase 50,000 shares at $.95 per share, 35,000 shares from the Company at $.61 per share, 85,000 from the Company at $.44 per share and a three year warrant from the Company to purchase 30,000 shares at $1.55 per share.
(8) Includes currently exercisable options to purchase 92,000 shares from the Company at $.56 per share, 180,000 shares from the Company at $3.87 per share, 90,000 shares from the Company at $5.00 per share, 180,000 shares from the Company at $1.55 per share, 50,000 shares from the Company at $.95 per share, 100,000 shares from the Company at $.61 per share and 50,000 shares from the Company at $.44 per share.
(9) Includes currently exercisable options to purchase 48,000 shares from the Company at $.56 per share, 120,000 shares from the Company at $3.87 per share, 60,000 shares from the Company at $5.00 per share, 120,000 shares from the Company at $1.55 per share, 50,000 shares from the Company at $.95 per share, 100,000 shares from the Company at $.61 per share and 100,000 shares from the Company at $.44 per share.
(10) According to Schedule 13D, dated September 13, 1994, filed with the Commission, RCG is the investment advisor of Renaissance Capital Growth & Income Fund III, Inc. (the "Fund"). The Fund owns 2,458,333 shares of the Company's Common Stock and has three year warrants to purchase 500,000 shares of Common Stock at $1.00 per share, four year options to purchase 65,000 shares at $3.63 per share, four year options from the Company to purchase 50,000 shares at $.95 per share, 35,000 shares from the Company at $.61 per share and 85,000 shares from the Company at $.44 per share.
(11) Includes $1,750,000 of convertible debt, which is convertible into 3,435,763 shares of common stock based on conversion prices ranging from $0.41 to $0.90 per share.

Equity Compensation Plan Information

      The following table sets forth certain information regarding the Company's 2000 Stock Option Plan. All information set forth below is as of September 30, 2003, pursuant to applicable regulations.

                                                           Number of securities remaining
                              ------------------------------------------------------------------------------------------------
                              Number of Securities to      Weighted-average            available for future issuance under
                              Be issued upon exercise      exercise price of           equity compensation plans (excluding
                              Of outstanding options,      outstanding options,        securities warrants and rights warrants
                              Warrants and rights          warrants and rights         and rights reflected in (a)) (a) (b)
                                      (a)                          (b)                                  (c)
                              -------------------          -------------------         ---------------------------------------
Equity compensation
Plans approved by                   3,665,000                       $1.71                           727,000
Security holders

Equity compensation
Plans not approved by                      --                          --                                --
Holders

        TOTAL                       3,665,000                       $1.71                           727,000


Shareholder Approved Plans:

The 2000 Stock Option Plan

      The Company's shareholders approved the 2000 Stock Option Plan as amended (the "Plan") in April 2001. Currently, the Plan authorizes the grant of options to purchase up to 3,500,000 shares of the Company's Common Stock, of which options to purchase 727,000 shares were outstanding and available for future issuance as of December 15, 2003.

Non-Shareholder-Approved Plans:

      There are no Non-Shareholder Approved Plans as of December 15, 2003.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      During fiscal year ended September 30, 2002, the Company issued a three year warrant to Mr. Steven Spector (director), to purchase 30,000 shares at $1.55 per share.

      During the fiscal year ended September 30, 2003, the Company signed a two consulting agreement with Mr. Walter Kornbluh (director), to provide consulting services to the Company reporting to the Chairman of the Board of Directors and the Chief Executive Officer. The contract is for two years beginning August 1, 2003, at a rate of $2,500 per month.

      During the fiscal year ended September 30, 2003, the Company signed a two year employment agreement with Mr. Stephen Crosson to be the Chief Executive Officer of the Company reporting to the Chairman of the Board of Directors. The contract is for two years beginning August 1, 2003, with an annual salary of $150,000 per year and the possibility of bonuses at the discretion of the Board of Directors.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            Exhibit 14 Code of Ethics

            Exhibit 22 Subsidiaries

            Exhibit 31 Certification Pursuant to Section 302 of the
                       Sarbanes-Oxley Act of 2002

            Exhibit 32 Certification Pursuant to Section 906 of the
                       Sarbanes-Oxley Act of 2003

      (b)   Reports on Form 8-K. None

                                   SIGNATURES

      In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CAMINOSOFT CORP

                                        By /s/ STEPHEN CROSSON
                                          --------------------------------------
                                          Chief Executive Officer

      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                       Capacity                     Date
        ---------                       --------                     ----
/s/ STEVEN SPECTOR                      Chairman of the Board        December 20, 2003
-----------------------------------
Steven Spector

/s/ WALTER KORNBLUH                     Director                     December 20, 2003
-----------------------------------
Walter Kornbluh

/s/ STEPHEN CROSSON                     Chief Executive Officer,     December 20, 2003
-----------------------------------     Secretary and Treasurer
Stephen Crosson                         and Principal Financial
                                        and Accounting Officer
                                        and Director

/s/ ROBERT PEARSON                      Director                     December 20, 2003
-----------------------------------
Robert Pearson

/s/ ROBERT DEGAN                        Director                     December 20, 2003
-----------------------------------
Robert Degan

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders
CaminoSoft Corp.

We have audited the accompanying consolidated balance sheets of CaminoSoft Corp. and subsidiary as of September 30, 2003 and 2002 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CaminoSoft Corp. as of September 30, 2003 and 2002 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ BDO Seidman, LLP

Los Angeles, California
December 18, 2003

                                CAMINOSOFT CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                                       September 30,
                                                                ----------------------------
ASSETS                                                              2003            2002
                                                                ------------    ------------
Current assets:
   Cash and cash equivalents                                    $    436,782    $    576,421
   Accounts receivable, net of allowance of $5,687 and $5,687        251,037          61,415
   Prepaid expenses                                                    6,000           9,592
   Deferred fiancing costs (Note's 4 and 5)                           58,741          58,741
                                                                ------------    ------------

Total current assets                                                 752,560         706,169
                                                                ------------    ------------

Property and Equipment, net of accumulated depreciation of            21,130           5,468
     $21,986 and $26,164 (Note 2)

Software, net of accumulated amortization of,                        466,773         584,981
     $360,617 and $242,409 (Note 3)

Deposits                                                              11,792           9,581

Deferred financing costs (Note's 4 and 5)                             73,428         117,483
                                                                ------------    ------------

Total assets                                                    $  1,325,683    $  1,423,682
                                                                ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
   Trade accounts payable                                       $    125,753    $     43,651
   Accrued Liabilities                                               144,948         153,307
   Deferred revenues                                                 264,555          42,176
                                                                ------------    ------------

Total current liabilities                                            535,256         239,134

Notes Payable (Note 4)                                             1,750,000              --
                                                                ------------    ------------

Total liabilities                                                  2,285,256         239,134

   Common stock, no par value; authorized 100,000,000 shares;
     issued and outstanding 9,879,371 and 9,873,171 shares        15,951,333      15,931,255

   Accumulated deficit                                           (16,910,906)    (14,746,707)
                                                                ------------    ------------

Total shareholders' equity (deficit)                                (959,573)      1,184,548
                                                                ------------    ------------

Total liabilities and shareholders' equity (deficit)            $  1,325,683    $  1,423,682
                                                                ============    ============

          See accompanying notes to consolidated financial statements.

                                CAMINOSOFT CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEARS ENDED
                                                              SEPTEMBER 30,
                                                        --------------------------
                                                            2003           2002
                                                        -----------    -----------
SALES                                                   $   790,156    $   165,691

COST OF SALES                                               221,635        100,570
                                                        -----------    -----------

GROSS PROFIT                                                568,521         65,121

OPERATING EXPENSES
     Sales and administrative                             2,308,747      2,456,419
     Depreciation and amortization                            7,682         10,548
     Research & Development                                 332,323        120,563
                                                        -----------    -----------

Total operating expenses                                  2,648,752      2,587,530
                                                        -----------    -----------

Loss from operations                                     (2,080,231)    (2,522,409)

OTHER INCOME (EXPENSE)
     Interest expense                                       (84,592)            --
     Interest income                                            624          6,097
                                                        -----------    -----------

Total other income (expense)                                (83,968)         6,097
                                                        -----------    -----------

Net loss applicable to common stock                      (2,164,199)    (2,516,312)
                                                        ===========    ===========

Weighted average number of common shares outstanding:
     (basic and diluted):                                 9,879,371      9,508,583
                                                        ===========    ===========

Net loss per common share:
   (basic and diluted)                                  ($     0.22)   ($     0.26)
                                                        ===========    ===========

           See accompanying notes to Consolidated Financial Statements

                                 CAMNOSOFT CORP
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY

                                                             Common Stock
                                                       -----------------------
                                                                                Accumulated
                                                        Shares        Amount       Deficit          Total
                                                       ---------   -----------   ------------    -----------
BALANCE, at September 30, 2001                         8,334,556   $13,900,381   ($12,230,395)   $ 1,669,986

Common stock issued for services                          26,740        34,762                        34,762

Common stock issued for private placement              1,472,500     1,767,000                     1,767,000

Common stock issued for exercise of options/warrants      39,375        19,800                        19,800

Warrant Extension Renaissance Financing                                176,224                       176,224

Warrant to purchase common stock issued for services                    33,088                        33,088

Net loss                                                                           (2,516,312)    (2,516,312)
                                                       ---------   -----------   ------------    -----------

BALANCE, at September 30, 2002                         9,873,171   $15,931,255   ($14,746,707)   $ 1,184,548

Common stock issued for services                           6,200         5,952                         5,952

Warrant to purchase common stock issued for services                    14,126                        14,126

Net loss                                                                           (2,164,199)    (2,164,199)
                                                       ---------   -----------   ------------    -----------
Balance, at September 30, 2003                         9,879,371   $15,951,333   ($16,910,906)   ($  959,573)
                                                       =========   ===========   ============    ===========

           See accompanying notes to Consolidated Financial Statements

                                 CAMINOSOFT CORP
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                               YEARS ENDED
                                                                              SEPTEMBER 30,
                                                                       --------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          2003           2002
                                                                       -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss from continuing operations                                 ($2,164,199)   ($2,516,312)
     Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
          Depreciation and amortization                                    125,891        109,417
          Common stock and common stock warrants issued for services        20,078         67,850
     Changes in operating assets and liabilities:
          Accounts receivable                                             (189,623)       (27,757)
          Other receivables                                                      0        150,000
          Prepaid expense                                                   47,647         (9,592)
          Deposits and other                                                (2,211)         5,200
          Accounts payable and accrued expenses                             73,743        (20,215)
          Deferred revenue                                                 222,379         17,644
                                                                       -----------    -----------
Net cash used in operating activities                                   (1,866,295)    (2,223,765)

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in fixed assets                                            (23,344)            --
     Investment in software technology                                          --       (270,292)
                                                                       -----------    -----------

Net cash used in investing activities                                      (23,344)      (270,292)

CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowing note payable                                              1,750,000              0
     Issuance of common stock                                                   --      1,786,800
                                                                       -----------    -----------

Net cash provided by financing activities                                1,750,000      1,786,800
                                                                       -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (139,639)      (707,257)

CASH AND CASH EQUIVALENTS, beginning of year                               576,421      1,283,678
                                                                       -----------    -----------

CASH AND CASH EQUIVALENTS, end of year                                 $   436,782    $   576,421
                                                                       ===========    ===========

Supplemental non-cash financing and investing activities

      During the year ended September 30, 2003, the Company issued a 6% convertible debenture in two parts for a total of $1,750,000. The debenture matures on November 27, 2005, at which time the unpaid principal amount and all accrued and unpaid interest will become due and payable in full. Interest of 6% per annum is paid in monthly installments for the term of the debenture based on the unpaid principal balance.

      During the year ended September 30, 2002, warrants to purchase 500,000 shares of common stock were extended three years in connection with additional financing. The value of the warrant, $176,224 was recorded as deferred financing costs.

           See accompanying notes to Consolidated Financial Statements

                                CAMINOSOFT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended September 30, 2000, the Company changed its name to CaminoSoft Corp. to reflect the focus on the data management software business. The Company is now distributing and developing data management software purchased from Camino, which will work with Windows 2000 and Novell operating systems and with Computer Associates, Veritas, and other enterprise software.

In July 2003, the Company incorporated a subsidiary CM Medical Systems, Inc., under the General Corporation Law of California. Currently the subsidiary has no employees has not issued stock and has not begun operations.

The Company plans to continue to focus on the integration of its products and solutions with O.E.M. partner products for sales and distribution. This includes selling products through the distribution channels of the partners. The Company has new arrangements, which it believes will generate higher levels of revenue in fiscal 2004. Management has developed additional contingency plans to ensure expenses can be reduced and brought in line with revenues achieved during 2003, allowing the Company to extend the operating capital. The Company currently expects that the new financing will provide sufficient cash to fund its projected operations for the immediately foreseeable future and believes additional financing will be available if and when needed. If the Company is unable to achieve projected operating results and/or obtain such additional financing if and when needed, management will be required to curtail growth plans and scale back development activities. No assurances can be given that the Company will achieve increased revenues or achieve profitability in 2004. Further, no assurances can be given that the Company's current financing will be sufficient to support the Company's planned level of operations.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

                                CAMINOSOFT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SOFTWARE

Software capitalization is stated at cost. Amortization is computed on the straight-line and accelerated methods based upon the estimated useful life of the asset, primarily seven years. Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed" ("SFAS 86"), provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established. The Company capitalized no development cost during the year ended September 30, 2003 and $270,292 of software development costs during the year ended September 30, 2002. The Company evaluates the net realizable value of the capitalized software based on estimated future undiscounted cash flows.

REVENUE RECOGNITION

Revenue from sale of product is recognized upon shipment or installation to the customer. Maintenance revenue is recognized ratably over the contract period. The Company's revenue recognition policies are in compliance with all applicable accounting regulations, including Staff Accounting Bulleton No. 101 (SAB 101), Revenue

                                CAMINOSOFT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recognition in Financial Statements, American Institute of Certified Public Accountants (AICPA), Statement of Position (SOP) 97-2, Software Revenue Recognition, SOP 98-9, Modification of SOP 97-2, with Respect to Certain Transactions and Emerging Issues Task Force Issue 00-21, Revenue Arrangements with Multiple Deliverables.

RESEARCH AND DEVELOPMENT

Research and development costs, which consist primarily of software development costs, are expensed as incurred and amounted to $332,323 and $120,563 for the years ended September 30, 2003 and 2002 respectively.

ADVERTISING

Advertising costs are charged to expense as incurred and such costs were $23,500 and $61,026 for the years ended September 30, 2003 and 2002, respectively.

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

All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of the grant, and in accordance with accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value of the grant dates consistent with the method of SFAS 123, the Company's net loss and

                                CAMINOSOFT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

loss per share for the years ended September 30, 2003 and 2002 would have been increased to the pro forma amounts presented:

                                                      2003            2002
                                                      ----            ----

Net loss, as reported                             $(2,164,199)    $(2,516,312)
Add: Stock-based employee compensation
included in reported net loss, net of related
tax effects
Deduct: Total stock-based
employee compensation expense determined
under fair value based method for all awards,
net of related tax effects                           (276,547)       (174,903)

Net loss, pro forma                               $(2,440,746)    $(2,691,215)

Basic and diluted net loss per common share,
as reported                                       $      (.22)    $      (.26)
pro forma                                         $      (.25)    $      (.28)

The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2003 and 2002, expected life of options were between 3 years and 8 years, expected volatility ranged from 9.3% to 91.76%, respectively, risk-free interest rate of 1.95% to 2.51% in 2003 and 3.41% to 5.07% in 2002, and a 0% dividend yield. The weighted average fair value on the date of grants for options and warrants granted during 2003 was $0.57 per unit. The fair value of the options and warrants granted in 2002 were $0.51 per unit.

EARNINGS (LOSS) PER SHARE

The Company computes earnings (loss) per common share under Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128), which requires presentation of Basic and Diluted earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity, such as stock options, warrants or convertible debentures, unless antidilutive. At September 30, 2003 and 2002, options and warrants to purchase 3,665,000 and 2,530,000 shares, respectively were outstanding, but were not included in the computation of diluted (loss) per common share as the effect would be antidilutive.

                                CAMINOSOFT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("FAS 148"), which amends Statement of Financial Accounting Standards 123, "Accounting for Stock-Based Compensation" ("FAS 123"). FAS 148 provides alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of FAS 148 are effective for fiscal years ending after December 15, 2002. The adoption of FAS 148 did not have a material impact on the

                                CAMINOSOFT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company's balance sheet or results of operations. The Company has provided the interim and year end disclosures required by FAS 148.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material effect on the Company's financial position, results of operations, or cash flows.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity," ("SFAS 150") which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003 for public companies. The adoption of SFAS 150 did not have a material effect on the Company's financial statements.

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

         Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officers liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liability recorded for these agreements as of September 30, 2003.

         The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically business partners, contractors, customers, landlords and its agreements with investors. Under these provisions the Company generally indemnifies and hold harmless the indemnified party

                                CAMINOSOFT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive the termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnifications provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the Company believes the estimated fair value of these provisions is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2003.

      In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research bulletins ("ARB") No. 51, Consolidated Financial Statements ("FIN 46"). FIN 46 clarifies the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The adoption of FIN 46 did not have a material impact on the Company's financial position and results of operations.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                         September 30,
                                                  -----------------------------
                                                   2003                   2002
                                                   ----                   ----

Furniture and fixtures                            $13,084                $ 5,745
Test and training equipment                        30,032                 25,887

                                                   43,116                 31,632
Less accumulated depreciation                      21,986                 26,164

                                                  $21,130                $ 5,468

Property and equipment are depreciated on a straight-line basis with an average useful life of five years.

NOTE 3 - SOFTWARE

On September 17 1999, the Company acquired the assets (the "Camino Assets") of Camino Software Systems, Inc. ("Camino") for 468,000 shares of the Company's common stock valued at $187,200 and assumed $315,172 of certain Camino liabilities. The Camino Assets consisted of the name, Camino Software Systems, Inc., the data

                                CAMINOSOFT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

storage management software, certain business contracts and intangible personal property. The Company has allocated all amounts paid and assumed in the amount of $502,372 to the cost of software. The software is being amortized over seven years. Net book value of software at September 30, 2003 and 2002 is $215,089 and $287,061, respectively.

During the year ended September 30, 2002, an additional $270,292 has been capitalized relating to the Windows 2000 version of the product. During the year ended September 30, 2003 there was no development cost capitalized. The software is being amortized over seven years. The net book value for software at September 30, 2003 is $466,773, which includes the original software purchase of the Camino Assets plus the additional capitalization.

                                                            September 30,
                                                     ---------------------------
                                                       2003              2002
                                                       ----              ----

Software                                              $827,390          $827,390

Less accumulated amortization                          360,617           242,409

                                                      $466,773          $584,981

Software is amortized on a straight-line basis with an average useful life of 7 years.

NOTE 4 - NOTES PAYABLE

During the year ended September 30, 2002, a warrant to purchase 500,000 shares of common stock was extended three years in conjunction with additional financing for the Company (see below). The estimated value of the warrant ($176,224) was recorded as deferred financing on the Company's financial statements and is being amortized over the term of the debenture.

In December 2002, the Company issued a 6% convertible debenture for up to $1,000,000. The Company made monthly draws based on cash flow to replenish operating funds. The full amount was drawn during the current fiscal year. Interest of 6% per annum will be paid in monthly installments for three years based on the unpaid principal balance. The debenture matures on November 27, 2005, at which time the unpaid principal amount and all accrued and unpaid interest will become due and payable in full. The debenture is convertible into shares of the Company's common stock, with the initial conversion price of $1.00 per share. However if the five day average closing price for the Company's common stock immediately prior to a disbursement is below the $1.00 initial conversion price, the average closing price for such period shall become the conversion price. The funds were used to help fund operations and accelerate the business plan. As of September 30, 2003, the Company had a note payable principal balance of $1,000,000 in

                                CAMINOSOFT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

connection with this convertible debenture and no further funds available to borrow on this debenture.

During July 2003, the Company issued a 6% convertible debenture for up to $750,000. The Company made a single draw for the full amount of the debenture to replenish operating funds. Interest at a rate of 6% per annum is payable in monthly installments for 26 months based on the unpaid principal balance. The debenture matures on November 27, 2005, at which time the unpaid principal amount and all accrued and unpaid interest will become due and payable in full. The debenture is convertible, at the option of the holder, into shares of the Company's common stock, with an initial conversion price of $0.50 per share. However, if the five day average closing price for the Common Stock immediately prior to each Disbursement is below the $0.50 initial conversion price, the average closing price for such period shall become the conversion price. As of the date of this filing the Company had borrowed $750,000 the entire amount available.

Annual principal payments for fiscal years 2004 through 2006 are as follows:

     Year ending September 30,
              2004                                              $       --
              2005                                                      --
              2006                                               1,750,000
                                                                ----------
Total                                                           $1,750,000
                                                                ==========

NOTE 5 - SHAREHOLDER'S EQUITY

During fiscal year ended September 30, 2002 the Company issued 26,740 shares of common stock with a value of $34,762 for executive search services rendered during the year, this amount was recorded as an expense on the Company financial statements.

During the year ended September 30, 2002 the Company issued 1,472,500 shares of common stock for $1.20 per share in a private placement for a total of $1,767,000.

During the year ended September 30, 2002, 39,375 warrants and options were exercised into 39,375 shares of common stock and the Company received $19,800.

During the year ended September 30, 2002, the Company issued three year warrants to purchase 30,000 shares for $1.55 per share, with a value of $33,088 for services rendered, this amount was recorded as an expense on the Company financial statements.

During the year ended September 30, 2002, warrants to purchase 500,000 shares of common stock were extended three years in conjunction with additional financing for the Company (Note 4), the value of the warrant was $176,224 this amount was recorded as deferred financing on the Company's financial statements.

                                CAMINOSOFT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended September 30, 2002, the Company issued 418,375 options to purchase the Company's common stock at prices ranging from $0.95 to $1.30 to employees and directors under the year 2000 employee stock option plan.

During the year ended September 30, 2003, the Company issued 6,200 shares of common stock with a value of $5,952 for consulting services rendered during the year, this amount was recorded as an expense on the Company financial statements.

During the year ended September 30, 2003, the Company issued four year warrants to purchase 80,000 shares for $0.51 per share with a value of $14,126 for services rendered, this amount was recorded on the Company financial statements.

During the year ended September 30, 2003, the Company issued 1,218,000 options to purchase the Company's common stock at prices ranging from $0.44 to $1.30 to employees and directors under the year 2000 employee stock option plan.

The warrant and stock option summary and changes during the year are presented below:
                                                                       Weighted
                                                                       Average
                                                        Number of      Exercise
                                                         Shares         Price
                                                        ---------      --------
Warrants and options outstanding
       At September 30, 2001                            2,677,000       $2.94

Warrants granted                                           85,000       $1.15
Options granted                                           418,375        0.98
Warrants exercised                                        (37,500)       0.50
Options exercised                                          (1,875)       0.56
Warrants options expired                                 (611,000)       4.61

Warrants and options outstanding
       At September 30, 2002                            2,530,000       $2.24

Warrants granted                                           80,000        0.51
Options granted                                         1,218,000        0.57
Warrants expired                                          (60,000)       0.51
Options expired                                          (103,000)       0.90

Warrants and options outstanding
     At September 30, 2003                              3,665,000       $1.71

Warrants and options exercisable
       At September 30, 2003                            2,787,750       $2.04

The following table summarizes information about warrants and employee's stock options outstanding at September 30, 2003.

                                CAMINOSOFT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   Outstanding                             Exercisable
                Weighted Average                        Weighted Average
               --------------------                  -----------------------
Exercise                       Life       Exercise                  Exercise
 Price         Options       (Months)      Price     Options         Price
--------       -------       --------     --------   -------        --------
$0.44          595,000          74         $0.44     150,000         $0.44
 0.51           20,000          45          0.51       20,00          0.51
 0.52           85,000          74          0.52          --            --
 0.56          148,000          74          0.56     148,000          0.56
 0.61          340,000          74          0.61     200,000          0.61
 0.73            5,000          21          0.73       5,000          0.73
 0.90           95,000          74          0.90          --            --
 0.95          376,500          74          0.95     356,625          0.95
 0.97           50,000          74          0.97      12,500          0.97
 1.00          500,000          23          1.00     500,000          1.00
 1.04            2,000          74          1.04         500          1.04
 1.25           25,000          74          1.25       6,250          1.25
 1.30           20,000          74          1.30       5,000          1.30
 1.55          330,000          74          1.55     330,000          1.55
 2.00           42,000          19          2.00      42,000          2.00
 3.38            2,000          74          3.38       1,000          3.38
 3.56          301,000          74          3.56     287,000          3.56
 3.63          260,000          74          3.63     260,000          3.63
 3.87          318,500          74          3.87     313,875          3.87
 5.00          150,000          74          5.00     150,000          5.00
$0.44-$5.00  3,665,000                     $1.71   2,787,750         $2.04

NOTE 6 - RELATED PARTY TRANSACTION

During fiscal year ended September 30, 2002, the Company issued a three year warrant to Mr. Steven Spector (director), to purchase 30,000 shares at $1.55 per share for legal services provided to the Company by Mr. Spector.

During the fiscal year ended September 30, 2003, the Company signed a two consulting agreement with Mr. Walter Kornbluh (director), to provide consulting services to the Company reporting to the Chairman of the Board of Directors and the Chief Executive Officer. The contract is for two years beginning August 1, 2003, at a rate of $2,500 per month.

During the fiscal year ended September 30, 2003, the Company signed a two year employment agreement with Mr. Stephen Crosson to be the Chief Executive Officer of the Company reporting to the Chairman of the Board of Directors. The contract is for two years beginning August 1, 2003, with an annual salary of $150,000 per year and the possibility of bonuses at the discretion of the Board of Directors.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases its facilities under noncancelable operating leases expiring at various dates through 2006. Future minimum rental payments required under noncancelable operating leases at September 30, 2003 are as follows:

Year Ending September 30,                                    Amount
-------------------------                                    ------

      2004                                                  $127,974
      2005                                                   120,037
      2006                                                    82,685

                                                          $  330,696

Total rent expense for the years ended September 30, 2003 and 2002 amounted to $130,958 and $147,686.

NOTE 8 - INCOME TAXES

The effective tax rate on loss before income taxes differed from the federal statutory tax rate. The following summary reconciles income taxes at the federal statutory tax rate with the actual taxes and the effective tax rate:

                                                                September 30,
                                                             ------------------
                                                             2003          2002
                                                             ----          ----
Federal statutory tax rate                                   (34%)         (34%)
State tax, net of federal benefit                             (6%)          (6%)
Permanent differences                                         --            --

Change in valuation allowance                                 40%           40%
Effective tax rate                                            --%           --%

At September 30, 2003, the Company has available net operating loss carry-forwards of approximately $14,000,000 for federal income tax purposes and $8,000,000 for state income tax purposes which expire in varying amounts through 2023.

Deferred tax assets, before valuation allowance, as of September 30, 2003 were $5,316,446 and primarily arise from the Company's net operating loss carry forwards. A valuation allowance of $5,316,446 was provided because management believes that the deferred tax assets are more likely than not to be unrealized.

NOTE 9 - SUBSEQUENT EVENT

On December 18, 2003 the Company issued in a private placement 3,243,243 shares of common stock and 5 year warrants to purchase 3,243,243 shares with 50% of the warrants at an exercise price of $0.74 and 50% at an exercise price of $1.11 for $1,200,000. The funds will be used to support business expansion and operations.