Form 10QSB
period 2003-12-31
CAMINOSOFT CORP
filed 2004-02-13
CIK 907686

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


                For the quarterly period ended December 31, 2003


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

                                   YES X NO__


Number of shares outstanding of each of the issuer's classes of common stock, as of February 5, 2004: 13,122,614 shares of common stock, no par value.


                 Transitional Small Business Disclosure Format:

                                  YES___ NO X


--------------------------------------------------------------------------------

                                 CAMINOSOFT CORP

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of December 31, 2003                           3
and September 30, 2003

Consolidated Statements of Operations for the Three
   Months Ended December 31, 2003 and 2002                                    4

Consolidated Statements of Cash Flows for the Three
   Months Ended December 31, 2003 and 2002                                    5

Note to the Consolidated Financial Statements                                 6

Item 2. Management's Discussion and Analysis and Plan of Operation           10

Item 3. Controls and Procedures                                              20

PART II - OTHER INFORMATION                                                  21


Item 2            Changes in Securities and Use of Proceeds

Item 6            Exhibits and Reports on Form 8-K

                  Signature and Certification

                  Exhibit 31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART 1

FINANCIAL INFORMATION

Item 1. Financial Statements

CAMINOSOFT CORP
CONSOLIDATED BALANCE SHEETS

                                                                       Unaudited             Audited
                                                                      December 31,         September, 30
ASSETS                                                                   2003                 2003
                                                                      ------------         ------------
Current assets:
   Cash and cash equivalents                                          $  1,222,814         $    436,782
   Accounts receivable, net of allowance of $20,000 and $5,687             210,441              251,037
   Prepaid expenses                                                          1,500                6,000
   Deferred financing costs                                                 58,744               58,741
                                                                      ------------         ------------
Total current assets                                                     1,493,499              752,560

Property and Equipment, net of accumulated depreciation of                  32,242               21,130
     $23,312 and $21,986

Software, net of accumulated amortization of                               437,220              466,773
     $390,170 and $360,617

Deposits                                                                    11,792               11,792

Deferred financing costs                                                    58,740               73,428
                                                                      ------------         ------------

Total assets                                                          $  2,033,493         $  1,325,683
                                                                      ============         ============


LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
   Trade accounts payable                                             $    181,091         $    125,753
   Accrued Liabilities                                                      97,936              144,948
   Deferred revenues                                                       242,734              264,555
                                                                      ------------         ------------

Total current liabilities                                                  521,761              535,256

Note Payable                                                             1,750,000            1,750,000
                                                                      ------------         ------------

Total liabilities                                                        2,271,761            2,285,256

Shareholders' deficit
   Common stock, no par value; authorized 100,000,000 shares;
     issued and outstanding 13,122,614 and 9,879,371 shares             17,151,333           15,951,333

   Accumulated deficit                                                 (17,389,601)         (16,910,906)
                                                                      ------------         ------------

Total shareholders' deficit                                               (238,268)            (959,573)
                                                                      ------------         ------------

Total liabilities and shareholders' deficit                           $  2,033,493         $  1,325,683
                                                                      ============         ============

See accompanying note to consolidated financial statements.

CAMINOSOFT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                  Three Months Ended
                                                                      December 31,
                                                                2003                2002
                                                             -----------         -----------
SALES                                                        $   314,408         $    36,179

COST OF SALES                                                     29,911              29,550
                                                             -----------         -----------

GROSS PROFIT                                                     284,497               6,629

OPERATING EXPENSES
     Sales and administrative                                    643,121             519,035
     Depreciation and amortization                                 1,326               2,637
     Research & Development                                       77,600              90,690
                                                             -----------         -----------

Total operating expenses                                         722,047             612,362
                                                             -----------         -----------

Loss from operations                                            (437,550)           (605,733)

OTHER INCOME (EXPENSE)
     Interest income                                                   6                 595
     Interest expense                                            (41,151)               (292)
                                                             -----------         -----------

Total other income (expense)                                     (41,145)                303
                                                             -----------         -----------

Net loss applicable to common stock                          ($  478,695)        ($  605,430)
                                                             ===========         ===========

Weighted average number of common shares outstanding:
     (basic and diluted):                                      9,949,876           9,873,171
                                                             ===========         ===========

Net loss per common share (basic and diluted):               ($     0.05)        ($     0.06)
                                                             ===========         ===========

See accompanying note to Consolidated Financial Statements

CAMINOSOFT CORP
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

                                                                   Three Months Ended
                                                                      December 31,
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               2003                2002
                                                            -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                 ($  478,695)        ($  605,430)
     Adjustments to reconcile net loss
       to net cash used in operating activities:
          Depreciation and amortization                          30,879              32,187
          Change in allowance for doubtful accounts              14,313                  --
     Changes in operating assets and liabilities:
          Accounts receivable                                    26,283              61,154
          Prepaid expense                                        19,185               7,194
          Accounts payable and accrued expenses                   8,326              (4,489)
          Deferred revenue                                      (21,821)            (12,691)
                                                            -----------         -----------
Net cash used in operating activities                          (401,530)           (522,075)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of fixed assets                                   (12,438)                 --
                                                            -----------         -----------

Net cash used in investing activities                           (12,438)                 --

CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowing against note payable                                  --             127,000
     Proceeds from the issuance of common stock               1,200,000                  --
                                                            -----------         -----------

Net cash provided by financing activities                     1,200,000             127,000
                                                            -----------         -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            786,032            (395,075)

CASH AND CASH EQUIVALENTS, beginning of period                  436,782             576,421
                                                            -----------         -----------

CASH AND CASH EQUIVALENTS, end of period                    $ 1,222,814         $   181,346
                                                            ===========         ===========


See accompanying note to Consolidated Financial Statements

                                 CAMINOSOFT CORP
                          NOTE TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


Basis of Presentation

         The accompanying financial statements of CaminoSoft Corp (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and related footnotes included in the Company's latest Annual Report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2003, and the statements of its operations for the three month periods ended December 31, 2003 and 2002, and the statements of its cash flows for the three month periods ended December 31, 2003 and 2002 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year.

         In July 2003, the Company incorporated a subsidiary CM Medical Systems, Inc., under the General Corporation Law of California. Currently the subsidiary has no employees has not issued stock and has not begun operations.

Cash and Cash Equivalents

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Software

         Software capitalization is stated at cost. Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed" ("SFAS 86"), provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established. Amortization is computed on the straight-line and accelerated methods based upon the estimated useful life of the asset, primarily seven years. To date, the Company capitalized approximately $325,000 of such software development costs through December 31, 2003. The Company evaluates the net realizable value of the capitalized software based on estimated future undiscounted cash flows.

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

         During December 2002, the Company issued a 6% convertible debenture for up to $1,000,000. Interest at the rate of 6% per annum is payable in monthly installments for three years based on the unpaid principal balance. The full amount was borrowed during the nine months ended June 30, 2003. The debenture matures on November 27, 2005, at which time the unpaid principal amount and all accrued and unpaid interest will become due and payable in full. The debenture is convertible, at the option of the holder, into shares of the Company's common stock, with an initial conversion price of $1.00 per share. However if the five day average closing price for the Company's common stock immediately prior to a disbursement is below the $1.00 initial conversion price, the average closing price for such period shall become the conversion price. As of December 31, 2003, the Company had borrowed $1,000,000, the entire amount available.

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

Issuance of Common Stock

         During December 2003, the Company issued in a private placement 3,243,243 shares of common stock and 5 year warrants to purchase 3,243,243 shares with 50% of the warrants at an exercise price of $0.74 and 50% at an exercise price of $1.11 for $1,200,000. The funds will be used to support business expansion and operations.

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

         During the three months ended December 31, 2003, the Company issued no options to purchase the Company's common stock.

         The warrant and stock option summary and changes during the three months are presented below.


                                                                       Weighted
                                                                        Average
                                            Number of                   Exercise
                                             Shares                      Price
                                             ------                      -----
Warrants and options outstanding
         At September 30, 2003              3,665,000                       $1.71

Options granted                                 -- --                       -- --
Warrants granted                            3,243,243                        0.92
Warrants options expired                      (10,000)                       0.90

Warrants and options outstanding
         At December 31, 2003               6,898,243                       $1.34

Warrants and options exercisable
         At December 31, 2003               6,064,743                       $1.43


         The following table summarizes information about warrants and employee's stock options outstanding at December 31, 2003.

                             Outstanding                        Exercisable
                             Weighted Average                   Weighted Average
                             ----------------                   ----------------
  Exercise                            Life      Exercise                    Exercise
   Price             Options        (Months)     Price        Options         Price
-----------------------------------------------------------------------------------------
$    0.44            592,000            74     $    0.44       150,000     $    0.44
     0.51             20,000            45          0.51        20,000            --
     0.52             85,000            74          0.52            --            --
     0.56            148,000            74          0.56       148,000          0.56
     0.61            340,000            74          0.61       235,000          0.61
     0.73              5,000            21          0.73         5,000          0.73
     0.74          1,621,623            60          0.74     1,621,623          0.74
     0.90             95,000            74          0.90            --            --
     0.95            374,500            74          0.95       356,125          0.95
     0.97             50,000            74          0.97        12,500          0.97
     1.00            500,000            60          1.00       500,000          1.00
     1.04              2,000            74          1.04           500          1.04
     1.11          1,621,620            60          1.11     1,621,620          1.11
     1.25             25,000            74          1.25         6,250          1.25
     1.30             15,000            74          1.30         3,750          1.30
     1.55            330,000            69          1.55       330,000          1.55
     2.00             42,000            19          2.00        42,000          2.00
     3.38              2,000            74          3.38         1,500          3.38
     3.56            301,000            23          3.56       287,000          3.56
     3.63            260,000            74          3.63       260,000          3.63
     3.87            318,500            74          3.87       313,875          3.87
     5.00            150,000            74          5.00       150,000          5.00
     ----            -------                        ----       -------          ----

     $0.44-$5.00   6,898,243                   $    1.34     6,064,743     $    1.43
     ----- -----   ---------                   ---------     ---------     ---------

         All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of the grant, and in accordance with accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for the stock-based compensation been determined based on the fair value of the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share for the three months ended December 31, 2003 and 2002 would have been increased to the pro forma amounts presented.

                                           Three - Months

                                         2003           2002
                                         ----           ----
Net loss, as reported                 $(478,695)     $(605,430)
Add: Stock-based employee
compensation expense included
in reported net loss, net of
related tax effects                          --             --
Deduct: Total stock-based
employee compensation expense
determined under fair value based
method for all awards, net of
related tax effects                     (22,265)        (4,540)
                                      ---------      ---------

Net loss, pro forma                   $(500,960)     $(609,970)

Basic and diluted net loss per
Common share, as reported             $    (.05)     $    (.06)

Pro forma                             $    (.05)     $    (.06)


The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2003, expected life of options of seven years, expected volatility of 47.2% to 96.0%, risk-free interest rate of 1.95% and a 0% dividend yield. The weighted average fair value on the date of grants for options granted during 2003 was $0.15 per unit.

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

         Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officers liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liability recorded for these agreements as of December 31, 2003.

         The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically business partners, contractors, customers, landlords and its agreements with investors. Under these provisions the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive the termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnifications provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the Company believes the estimated fair value of these provisions is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2003.

Item 2.           Management's Discussion and Analysis and Plan of Operation.


FORWARD-LOOKING STATEMENTS

                  In addition to historical information, this Quarterly Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this section. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003, the Quarterly Reports on Form 10-QSB filed by the Company and any Current Reports on Form 8-K by the Company.

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

      o Research and development costs, which consist primarily of software development costs, are expensed as incurred. Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed" ("SFAS 86"), provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established. As of December 31, 2003, the Company has capitalized approximately $325,000 of such software development costs.

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

      o Europe, the Middle East, Africa, Japan and Asia represent active markets for expansion, with Europe representing the first market outside North America the Company will focus on. We intend to continue to internationalize and localize our products and solutions to penetrate this marketplace. During the quarter the Company added a director of EMEA operations, based in the UK to support our European distribution partners.


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

         Three-Month Periods Ended December 31, 2003 and December 31, 2002.

         Sales during the current quarter increased by approximately $278,000 as compared to the quarter ended December 31, 2002 as a result of the acquisition and distribution of the high availability products for NetWare and increased revenues from the core HSM products. During the quarter ended December 31, 2003 revenue from the acquired high availability products represented approximately 50% of the total revenue, with the other 50% of the revenue coming from the Company's core HSM technology. Deferred revenue for sales of annual service contracts also increased as compared to the quarter ended December 31, 2002 by approximately $213,000 due to the sale of service contracts for both the high availability and core HSM installations. The service revenue will be taken ratably over the terms of the service contracts. During the current quarter, the Company continued to concentrate on selling and development of the sales infrastructure to support the sales forces of O.E.M. partners and integrators who distribute the Company's solutions.

         Cost of sales was basically unchanged during the current quarter as compared to the quarter ended December 31, 2002. The amortization of capitalized software has stabilized with no additional software capitalization during the prior twelve months. The software development amortization is the largest component of the cost of sales currently. Future cost of sales will also include hardware expense for sales of integrated systems including the Company's software solutions pre-loaded on storage hardware. Gross profit increased in the current quarter as compared to December 31, 2002 by approximately $278,000 due to an increase in sales of the Company's core HSM technology and continued sales of the high availability products and related service.

         Selling and administrative expenses increased by approximately $124,000 as compared to the quarter ended December 31, 2002. The increase is related to the addition of personnel and offices in Orem, Utah to support and develop the high availability products acquired during February of 2003. Other selling and administrative expenses remained consistent with the quarter ended December 31, 2002.

         Depreciation and amortization decreased by approximately $1,300 as compared to the quarter ended December 31, 2002 due to full depreciation of capitalized office equipment and furniture. Research and development expense for the current quarter decreased by approximately $13,000 as compared to the quarter ended December 31, 2002. Research and development expense will fluctuate slightly up or down depending on status and completion of projects. During the current quarter, no development expense was capitalized under SFAS 86 for software development.

         Operating loss for the current three-month period decreased by approximately $168,000 as compared to the three months ended December 31, 2002. This is a result of the Company's increase in sales of the core HSM technology and sales of the acquired high availability products for NetWare.

         During the current quarter, the Company had net interest expense of approximately $41,000 as compared to approximately $300 in net interest income during the prior year's quarter. The increase in interest expense is a result of interest paid and payable from the $1,750,000 principal balance of the debenture issued as part of the financing and warrant extension with Renaissance Capital Group during the fiscal year ended September 30, 2003.

         The Company has now restructured to focus on the technology, while utilizing the sales forces and distribution channels of our partners. This will allow technology to be the strength of the business and allow the Company's remaining sales and marketing resources to focus on the training and support and integration of the Company's products and solutions. The Company continues the process of training sales and technical personnel from our partners and its distribution channels while conducting joint sales calls with our partners sales teams. The process of training the Computer Associates, Novell and Ingram Micro technical and sales personnel is expected to continue in the future, as well as beginning the training process for new OEM partners and the associated distribution channels.

LIQUIDITY AND CAPITAL RESOURCES

         In December 2002, the Company issued a 6% convertible debenture for up to $1,000,000. The Company made monthly draws based on cash flow to replenish operating funds. The full amount was drawn during the nine months ended June 30, 2003. Interest of 6% per annum will be paid in monthly installments for three years based on the unpaid principal balance. The debenture matures on November 27, 2005, at which time the unpaid principal amount and all accrued and unpaid interest will become due and payable in full. The funds were used to help fund operations and accelerate the business plan over the next twelve months. As of December 31, 2003 the Company had a note payable principal balance of $1,000,000 in connection with the convertible debenture and no further funds available to borrow on the debenture.

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

         During the current three month period, cash increased by approximately $786,000 as compared to a decrease of approximately $395,000 during the three months ended December 30, 2002. The increase was primarily a result of a private placement of the Company's common stock. On December 18, 2003 the Company issued in a private placement 3,243,243 shares of common stock and 5 year warrants to purchase 3,243,243 shares with 50% at an exercise price of $0.74 and 50% at an exercise price of $1.11 for $1,200,000. The funds are being used to support business expansion and operations.

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

         Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officers liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liability recorded for these agreements as of December 31, 2003.

         The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically business partners, contractors, customers, landlords and its agreements with investors. Under these provisions the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive the termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnifications provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the Company believes the estimated fair value of these provisions is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2003.

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

                                     PART II

                                OTHER INFORMATION


Item 2   Changes in Securities and Use of Proceeds

         On December 18, 2003 the Company issued in a private placement 3,243,243 shares of common stock and 5 year warrants to purchase 3,243,243 shares with 50% at an exercise price of $0.74 and 50% at an exercise price of $1.11 for $1,200,000. The funds are being used to support business expansion and operations. The securities were issued pursuant to Regulation D promulgated under the securities Act of 1933, as amended. No commissions were paid. The securities were issued to three institutional investors affiliated with RENN Capital Group which is the investment advisor of the largest shareholders of the Company.


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

                                       CAMINOSOFT CORP


Date:  February 10, 2004               /s/ Stephen Crosson
                                       ----------------------------------------
                                       Stephen Crosson, Chief Executive Officer
                                       and Chief Accounting Officer