Form 10QSB
period 2004-03-31
CAMINOSOFT CORP
filed 2004-05-13
CIK 907686

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

                  For the quarterly period ended March 31, 2004

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

                               YES  X      NO ___
                                   ---

Number of shares outstanding of each of the issuer's classes of common stock, as of May 5, 2004: 13,122,614 shares of common stock, no par value.

                 Transitional Small Business Disclosure Format:

                               YES___      NO  X
                                              ---

--------------------------------------------------------------------------------

                                 CAMINOSOFT CORP

                                      INDEX

                                                                        PAGE
                                                                        ----

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets as of March 31, 2004                         3
and September 30, 2003

Consolidated Statements of Operations for the Three
   Months Ended March 31, 2004 and 2003                                  4

Consolidated Statements of Operations for the Six
   Months Ended March 31, 2004 and 2003                                  5

Consolidated Statements of Cash Flows for the Six
   Months Ended March 31, 2004 and 2003                                  6

Note to the Consolidated Financial Statements                            7

Item 2. Management's Discussion and Analysis and Plan of Operation      11

Item 3. Controls and Procedures                                         20

PART II - OTHER INFORMATION                                             21


Item 6         Exhibits and Reports on Form 8-K

               Signature

               Exhibit 31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

               Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                     PART 1
                              FINANCIAL INFORMATION

                          Item 1. Financial Statements

                                 CAMINOSOFT CORP
                           CONSOLIDATED BALANCE SHEETS

                                                                  Unaudited        Audited
                                                                   March 31,     September, 30
                                                                     2004            2003
                                                                 ------------    ------------
ASSETS

Current assets:
   Cash and cash equivalents                                     $    645,541    $    436,782
   Accounts receivable, net of allowance of $20,000 and $5,687        218,950         251,037
   Prepaid expenses                                                         0           6,000
   Deferred financing costs                                            58,744          58,741
                                                                 ------------    ------------
Total current assets                                                  923,235         752,560

Property and Equipment, net of accumulated depreciation of             38,152          21,130
     $25,310 and $21,986

Software, net of accumulated amortization of                          407,667         466,773
     $419,723 and $360,617

Deposits                                                               11,792          11,792

Deferred financing costs                                               44,055          73,428
                                                                 ------------    ------------
Total assets                                                     $  1,424,901    $  1,325,683
                                                                 ============    ============

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
   Trade accounts payable                                        $    106,012    $    125,753
   Accrued Liabilities                                                 99,547         144,948
   Deferred revenues                                                  230,986         264,555
                                                                 ------------    ------------
Total current liabilities                                             436,545         535,256

Note Payable                                                        1,750,000       1,750,000
                                                                 ------------    ------------
Total liabilities                                                   2,186,545       2,285,256

Shareholders' deficit

   Common stock, no par value; authorized 100,000,000 shares;
     issued and outstanding 13,122,614 and 9,879,371 shares        17,151,333      15,951,333

   Accumulated deficit                                            (17,912,977)    (16,910,906)
                                                                 ------------    ------------
Total shareholders' deficit                                          (761,644)       (959,573)
                                                                 ------------    ------------
Total liabilities and shareholders' deficit                      $  1,424,901    $  1,325,683
                                                                 ============    ============

           See accompanying note to consolidated financial statements.

                                CAMINOSOFT CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                      Three Months Ended
                                                                          March 31,
                                                                     2004            2003
                                                                 ------------    ------------
SALES                                                            $    278,026    $    241,558

COST OF SALES                                                          59,860          46,450
                                                                 ------------    ------------
GROSS PROFIT                                                          218,166         195,108

OPERATING EXPENSES
     Sales and administrative                                         617,894         557,955
     Depreciation and amortization                                      1,998           2,129
     Research & Development                                            80,790          75,325
                                                                 ------------    ------------
Total operating expenses                                              700,682         635,409
                                                                 ------------    ------------
Loss from operations                                                 (482,516)       (440,301)

OTHER INCOME (EXPENSE)
     Interest income                                                        3              11
     Interest expense                                                 (40,863)        (20,544)
                                                                 ------------    ------------
Total other income (expense)                                          (40,860)        (20,533)
                                                                 ------------    ------------
Net loss applicable to common stock                                 ($523,376)      ($460,834)
                                                                 ============    ============

Weighted average number of common shares outstanding:
     (basic and diluted):                                          13,122,614       9,876,891
                                                                 ============    ============

Net loss per common share (basic and diluted):                   ($      0.04)   ($      0.05)
                                                                 ============    ============

           See accompanying note to Consolidated Financial Statements

                                CAMINOSOFT CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                       Six Months Ended
                                                                            March 31,
                                                                     2004            2003
                                                                 ------------    ------------
SALES                                                            $    592,433    $    277,537

COST OF SALES                                                          89,771          76,000
                                                                 ------------    ------------
GROSS PROFIT                                                          502,662         201,537

OPERATING EXPENSES
     Sales and administrative                                       1,307,814       1,076,789
     Depreciation and amortization                                      3,324           4,766
     Research & Development                                           111,590         166,015
                                                                 ------------    ------------
Total operating expenses                                            1,422,728       1,247,570
                                                                 ------------    ------------
Loss from operations                                                 (920,066)     (1,046,033)

OTHER INCOME (EXPENSE)
     Interest income                                                        9             606
     Interest expense                                                 (82,014)        (20,836)
                                                                 ------------    ------------
Total other income (expense)                                          (82,005)        (20,230)
                                                                 ------------    ------------
Net loss applicable to common stock                              ($ 1,002,071)   ($ 1,066,263)
                                                                 ============    ============

Weighted average number of common shares outstanding:
     (basic and diluted):                                          11,633,912       9,875,031
                                                                 ============    ============
Net loss per common share (basic and diluted):                   ($      0.09)   ($      0.11)
                                                                 ============    ============

           See accompanying note to Consolidated Financial Statements

                                 CAMINOSOFT CORP
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                      Six Months Ended
                                                                          March 31,
                                                                     2004            2003
                                                                 ------------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                      ($ 1,002,071)   ($ 1,066,263)
     Adjustments to reconcile net loss
       to net cash used in operating activities:
          Depreciation and amortization                                62,430          63,869
          Common stock issued for services                                 --           5,952
          Change in allowance for doubtful accounts                    14,313              --
     Changes in operating assets and liabilities:
          Accounts receivable                                          17,774        (118,946)
          Prepaid expense                                              35,370           9,277
          Accounts payable and accrued expenses                       (65,143)         22,834
          Deposits & other                                                 --          (2,210)
          Deferred revenue                                            (33,568)         61,121
                                                                 ------------    ------------
Net cash used in operating activities                                (970,895)     (1,024,366)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of fixed assets                                         (20,346)        (15,177)
                                                                 ------------    ------------
Net cash used in investing activities                                 (20,346)        (15,177)

CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowing against note payable                                        --         644,000
     Proceeds from the issuance of common stock                     1,200,000              --
                                                                 ------------    ------------
Net cash provided by financing activities                           1,200,000         644,000
                                                                 ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  208,759        (395,543)

CASH AND CASH EQUIVALENTS, beginning of period                        436,782         576,421
                                                                 ------------    ------------
CASH AND CASH EQUIVALENTS, end of period                         $    645,541    $    180,878
                                                                 ============    ============

           See accompanying note to Consolidated Financial Statements

                                 CAMINOSOFT CORP
                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Basis of Presentation

      The accompanying financial statements of CaminoSoft Corp (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and related footnotes included in the Company's latest Annual Report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2004, and the statements of its operations for the three month and six month periods ended March 31, 2004 and 2003, and the statements of its cash flows for the six month periods ended March 31, 2004 and 2003 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year.

Cash and Cash Equivalents

      The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Need for additional financing.

      Cash balance as of March 31, 2004 was approximately $645,500. Based on the current burn rate of approximately $167,000 per month the Company will need to address the need for additional funding. The Company has added additional sales and marketing executive management to continue to increase revenues and if necessary will reduce certain non-sales related expenses over the next quarter. The Company will require additional financing in order to expand our business and continue operations. Our working capital requirements in the foreseeable future will depend on a variety of factors including our ability to implement our sales and marketing plan. There can be no assurance that we will be able to successfully negotiate or obtain additional financing or the terms thereof. Our ability to obtain additional capital will be dependent on the implementation of our business plan, market conditions, the national economy and other factors outside our control. If adequate funds are not available or are not available at acceptable terms, our ability to finance our expansion, develop or enhance services or products or respond to competitive pressures would be significantly limited. The failure to secure necessary financing will have a material adverse effect on our business, prospects, financial condition and results of operations. In addition, such failure may require the Company to dramatically cut back or suspend its operations or seek bankruptcy protection.

Software

      Software capitalization is stated at cost. Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed" ("SFAS 86"), provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established. Amortization is computed on the straight-line and accelerated methods based upon the estimated useful life of the asset, primarily seven years. To date, the Company capitalized approximately $325,000 of such software development costs through March 31, 2004. The Company evaluates the net realizable value of the capitalized software based on estimated future undiscounted cash flows.

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

      During December 2002, the Company issued a 6% convertible debenture for up to $1,000,000. Interest at the rate of 6% per annum is payable in monthly installments for three years based on the unpaid principal balance. The full amount was borrowed during the nine months ended June 30, 2003. The debenture matures on November 27, 2005, at which time the unpaid principal amount and all accrued and unpaid interest will become due and payable in full. The debenture is convertible, at the option of the holder, into shares of the Company's common stock, with an initial conversion price of $1.00 per share. However if the five day average closing price for the Company's common stock immediately prior to a disbursement is below the $1.00 initial conversion price, the average closing price for such period shall become the conversion price. As of March 31, 2004, the Company had borrowed $1,000,000, the entire amount available.

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

      During the six months ended March 31, 2004, the Company issued no options to purchase the Company's common stock.

      The warrant and stock option summary and changes during the six months are presented below.

                                                 Weighted
                                                  Average
                                    Number of    Exercise
                                       Shares       Price

Warrants and options outstanding
        At September 30, 2003       3,665,000    $   1.71

Options granted                            --       --
Warrants granted                    3,243,243        0.92
Warrants options expired              (10,000)       0.90
                                   ----------    --------

Warrants and options outstanding
        At March 31, 2004           6,898,243    $   1.34
                                   ----------    --------

Warrants and options exercisable
        At March 31, 2004           6,093,118    $   1.43
                                   ----------    --------

      The following table summarizes information about warrants and employee's stock options outstanding at March 31, 2004.

                       Outstanding                          Exercisable
                     Weighted Average                    Weighted Average
  Exercise                      Life     Exercis                    Exercise
    Price         Options     (Months)    Price       Options         Price
------------   ------------             ---------   ------------   ------------

$       0.44        592,000      71       $  0.44        150,000   $       0.44
        0.51         20,000      42          0.51         20,000          --
        0.52         85,000      71          0.52             --          --
        0.56        148,000      71          0.56        148,000           0.56
        0.61        340,000      71          0.61        235,000           0.61
        0.73          5,000      18          0.73          5,000           0.73
        0.74      1,621,623      57          0.74      1,621,623           0.74
        0.90         95,000      71          0.90         23,750           0.90
        0.95        374,500      71          0.95        356,125           0.95
        0.97         50,000      71          0.97         12,500           0.97
        1.00        500,000      20          1.00        500,000           1.00
        1.04          2,000      71          1.04            500           1.04
        1.11      1,621,620      57          1.11      1,621,620           1.11
        1.25         25,000      71          1.25          6,250           1.25
        1.30         15,000      71          1.30          3,750           1.30
        1.55        330,000      71          1.55        330,000           1.55

        2.00         42,000      16          2.00         42,000           2.00
        3.38          2,000      71          3.38          1,500           3.38
        3.56        301,000      20          3.56        287,000           3.56
        3.63        260,000      71          3.63        260,000           3.63
        3.87        318,500      71          3.87        318,500           3.87
        5.00        150,000      71          5.00        150,000           5.00

------------   ------------             ---------   ------------   ------------
$0.44-$5.00       6,898,243               $  1.34      6,093,118   $       1.43
------------   ------------             ---------   ------------   ------------

      All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of the grant, and in accordance with accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for the stock-based compensation been determined based on the fair value of the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share for the three and six months ended March 31, 2004 and 2003 would have been increased to the pro forma amounts presented.


                                          Three - Months                 Six - Months
                                        2004           2003           2004           2003
                                    -----------    -----------    -----------    -----------
Net loss, as reported               $  (523,376)   $  (460,834)   $(1,002,071)   $(1,066,263)
Add: Stock-based employee
compensation expense included
in reported net loss,                        --             --             --             --

Deduct: Total stock-based
employee compensation expense
determined under fair value based
method for all awards,                  (22,265)       (29,286)       (44,530)       (96,039)
                                    -----------    -----------    -----------    -----------

Net loss, pro forma                 $  (545,641)   $  (490,120)   $(1,046,601)   $(1,162,302)
                                    -----------    -----------    -----------    -----------

Basic and diluted net loss per
Common share, as reported           $      (.04)   $      (.05)   $      (.09)   $      (.11)

Pro forma                           $      (.04)   $      (.05)   $      (.09)   $      (.12)

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

      Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officers liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liability recorded for these agreements as of March 31, 2004.

      The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically business partners, contractors, customers, landlords and its agreements with investors. Under these provisions the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive the termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnifications provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the Company believes the estimated fair value of these provisions is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2004.


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

      o Software capitalization is stated at cost. Amortization is computed on the straight-line and accelerated methods based upon the estimated useful life of the asset, primarily seven years. During the current quarter the Company had approximately $81,000 in R & D expense and approximately $112,000 for the current six month period, compared to approximately $75,000 in the prior year three month period and approximately $166,000 for the prior year six month period. The Company will continue the R & D program into the future as new products are developed and integrated into our data management suite of solutions.
      o We review our long-lived assets, which include property and equipment and capitalized software, for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than its carrying value, we record a write-down to reduce that asset to its estimated fair value. The fair value is determined based on discounted cash flows or appraised values depending on the nature of the asset.
      o Research and development costs, which consist primarily of software development costs, are expensed as incurred. Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed" ("SFAS 86"), provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established. As of March 31, 2004, the Company has capitalized approximately $325,000 of such software development costs. The Company expects to continue research and development projects into the future along with additional capitalized development as projects reach proof of concept stages of development. The current net balance of capitalized software is approximately $407,000. In the current fiscal the Company has not capitalized any new software development.
      o Revenue from sale of product is recognized upon shipment to the customer. Maintenance revenue is recognized ratably over the contract period. The Company's revenue recognition policies are in compliance with all applicable accounting regulations, including, Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. American Institute of Certified Public Accountants (AICPA), Statement of Position (SOP) 97-2, Software Revenue Recognition, and (SOP) 98-9, Modification of SOP 97-2, with Respect to Certain Transactions. The current balance of deferred annual service revenue is approximately $231,000 which will be recognized ratably over the next twelve month period.

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

      In December 2003, the Company completed certification of Pegasus Disk Technologies archive management software for use in conjunction with the Company's data movement and lifecycle management solutions. The partnership allows the Company to create a virtualized data pool that expands secondary storage onto any number of archive devices while simplifying management of those resources. The combined solution allows organizations to meet strict compliance regulations and optimize storage investment and utilization. Also in December 2003, the Company announced completion of the "library edition" which allows comprehensive tape library management support for our information lifecycle management solutions. The Library Edition offers all of the features or our standard Managed Server HSM software and extends this robust functionality by providing the additional capability to migrate files further along a storage hierarchy to popular tape libraries, autoloaders, and jukeboxes from leading vendors such as Hewlett Packard, StorageTek, ADIC and Overland Data.

      In February 2004, the Company completed integration of the Managed Server HSM software with EMC Corporations Centera and Centera Compliance edition content addressable storage. The Company also entered into EMC Corporations Centera Partner Program. The Company's Managed Server HSM, Centera Edition enables customers to better manage utilization of storage resources throughout the enterprise. The Company's Managed Server Centera package combines innovative data management and storage scalability which are requirements that are increasing in the markets the Company serves. Also in February 2004, the Company released "Managed Client HSM(TM)" for Windows XP. The new product provides the ability to automatically migrate, recall, and delete files based on age and activity criteria, supporting standard Windows XP infrastructures including wireless communications. "Managed Client HSM(TM)" adds another dimension of scalability and affordability to the Company's ILM suite of products and solutions. "Managed Client HSM(TM)" provides the same type of automated data movement and management as the managed server products while running on workstations or home user pc's or lap tops. It allows IT administrators to now protect user information that was stored on the workstation in the enterprise IT storage environment for back up and replication.

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


      Three-Month Periods Ended March 31, 2004 and March 31, 2003.

      Sales during the current quarter increased by approximately $36,000 or 15% as compared to the quarter ended March 31, 2003 as a result of increased revenues from the core HSM products. Deferred revenue for sales of annual service contracts also increased as compared to the quarter ended March 31, 2003 by approximately $128,000 due to the sale of service contracts for both the high availability and core HSM installations. The service revenue will be taken ratably over the terms of the service contracts. During the current quarter, the Company continued to concentrate on selling and development of the sales infrastructure to support the sales forces of O.E.M. partners and integrators who distribute the Company's solutions.

      Cost of sales increased for the current quarter as compared to the quarter ended March 31, 2003 due to some additional cost of sales for hardware sold with the Company's software products during the quarter. The amortization of capitalized software has stabilized with no additional software capitalization during the prior twelve months. Software development amortization is the largest component of the cost of sales currently. Cost of sales include hardware expense for sales of integrated systems including the Company's software solutions pre-loaded on storage hardware. Gross profit increased in the current quarter as compared to March 31, 2003 by approximately $23,000 due to an increase in sales of the Company's core HSM technology and continued sales of the high availability products and related service.

      Selling and administrative expenses increased by approximately $60,000 as compared to the quarter ended March 31, 2003. The increase is related to the addition of personnel and offices in Orem, Utah to support and develop the high availability products acquired during February of 2003. Other selling and administrative expenses remained consistent with the quarter ended December 31, 2003.

      Depreciation and amortization remained approximately the same as compared to the quarter ended March 31, 2003 due to full depreciation of some capitalized office equipment and furniture and the addition of some additional furniture and equipment during the current period. Research and development expense for the current quarter increased by approximately $6,000 as compared to the quarter ended March 31, 2003. Research and development expense will fluctuate slightly up or down depending on status and completion of projects. During the current quarter, no development expense was capitalized under SFAS 86 for software development.

      Operating loss for the current three-month period increased by approximately $42,000 as compared to the three months ended March 31, 2003. This is a result of the Company's increase in sales expense during the current quarter as the Company provided additional training for the sales staff and have added training for new distribution and O.E.M. product partners during the current quarter.

      During the current quarter, the Company had net interest expense of approximately $41,000 as compared to approximately $21,000 in net interest expense during the prior year's quarter. The increase in interest expense is a result of interest paid and payable from the $1,750,000 principal balance of the debenture issued as part of the financing and warrant extension with Renaissance Capital Group during the fiscal year ended September 30, 2003. The current interest includes a fixed amount of non-cash pre paid interest of approximately $4,900 per month for the term of the debenture and cash interest of 6% based on the outstanding principal balance which is payable in cash monthly.


      Six-Month Periods Ended March 31, 2004 and March 31, 2003.

      Sales during the current six month period increased by approximately $315,000 or 113% as compared to the six month period ended March 31, 2003. This is due to increased sales of service from the high availability products and increased sales of product and service for the core HSM technology. The Company expects to continue increased revenues relating to the core HSM product line with additional O.E.M. partners and distribution channels as the Company continues to have its products certified and interoperable with additional partners products including a new certification for EMC storage hardware.

      Cost of sales for the six month period increased by approximately $14,000 or 18% as compared to the period ended March 31, 2003. The slight increase included additional hardware expense for integrated sales of the Company's products and solutions. Amortization of capitalized software development remains the largest component of cost of sales currently. Gross profit for the current six month period increased by approximately $301,000 or 149% based on the increased sales and only slight increase in cost of sales for the current six month period.

      Sales and administrative expense increased during the current six month period by approximately $231,000 or 21%. The increase was due to a broad range of overhead expense increases during the current year. All employee benefit expense, the Company's corporate policies for liability, umbrella, directors and officers liability and employee related practices insurance have all increased. The Company has increased the amount of internal and external sales training to focus on the sales process and additional partner sales opportunities now available, this has increased travel and other related expenses during the current period.

      Depreciation and amortization remained consistent with the prior periods allowing for disposal and addition of a selected few capital assets. Amortization of capitalized software development expense is recorded as a cost of sale and has remained consistent the Company has not capitalized any software development expense during the current fiscal year. Research and development expense decreased during the current six month period by approximately $54,000 or 33%. The reduction is due to utilization of less outside consulting engineers during the current six month period. The Company will continue to develop upgraded software products and solutions the research and development expense will increase as new partner certification projects and next generation products evolve into the future.

      Loss from operations decreased by approximately $126,000 or 12% during the current six month period as compared to the six month period ended March 31, 2003. The decrease is due to the increase in revenue during the current six month period of approximately $300,000.

      Net interest expense for the current six month period increased by approximately $62,000 as compared to the six month period ended March 31, 2003. The increase is due to a full six months of interest based on the outstanding principal balance of $1,750,000 of a convertible debenture issued during the fiscal year ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

      In December 2002, the Company issued a 6% convertible debenture for up to $1,000,000. The Company made monthly draws based on cash flow to replenish operating funds. The full amount was drawn during the nine months ended June 30, 2003. Interest of 6% per annum will be paid in monthly installments for three years based on the unpaid principal balance. The debenture matures on November 27, 2005, at which time the unpaid principal amount and all accrued and unpaid interest will become due and payable in full. The funds were used to help fund operations and accelerate the business plan over the next twelve months. As of March 31, 2004, the Company had a note payable principal balance of $1,000,000 in connection with the convertible debenture and no further funds available to borrow on the debenture.

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

      Cash balance as of March 31, 2004 was approximately $645,500 as compared to a cash balance of approximately $437,000 as of September 30, 2003. The increase in cash balance was do to additional financing completed during the current six month period. On December 18, 2003 the Company issued in a private placement 3,243,243 shares of common stock and 5 year warrants to purchase 3,243,243 shares with 50% at an exercise price of $0.74 and 50% at an exercise price of $1.11 for $1,200,000. The funds are being used to support business expansion and operations.

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

NEW ACCOUNTING PRONOUNCEMENTS

      In December 2003, the SEC issued SAB 104, which supercedes SAB 101. While the wording of SAB 104 has changed to reflect the issuance of Emerging Issues Task Force Issue No. 00-21 "Accounting for Revenue Arrangements with Multiple

Deliverables" (EITF 00-21), the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material effect on the financial condition or results of operations of the Company.

      In December 2003, the FASB issued Interpretation 46R (FIN 46R), a revision to Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provisions of FIN 46 until the effective date of FIN 46R or elect early adoption of FIN 46R. The adoption of FIN 46R did not have a material impact on our financial statements.


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

                                    CAMINOSOFT CORP


Date:  May 5, 2004                      /s/ Stephen Crosson
                                        -------------------
                                        Stephen Crosson, Chief Executive Officer
                                        and Chief Accounting Officer