Form 10QSB
period 2004-06-30
CAMINOSOFT CORP
filed 2004-08-11
CIK 907686

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

                  For the quarterly period ended June 30, 2004

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

                                YES [X]   NO [_]


Number of shares outstanding of each of the issuer's classes of common stock, as of August 5, 2004: 13,122,614 shares of common stock, no par value.

                 Transitional Small Business Disclosure Format:

                                YES [_]   NO [X]



--------------------------------------------------------------------------------

                                 CAMINOSOFT CORP

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets as of June 30, 2004                              3
and September 30, 2003

Consolidated Statements of Operations for the Three
   Months Ended June 30, 2004 and 2003                                       4

Consolidated Statements of Operations for the Nine
   Months Ended June 30, 2004 and 2003                                       5

Consolidated Statements of Cash Flows for the Nine
   Months Ended June 30, 2004 and 2003                                       6

Note to the Consolidated Financial Statements                                7

Item 2. Management's Discussion and Analysis and Plan of Operation          11

Item 3. Controls and Procedures                                             20

PART II - OTHER INFORMATION                                                 21


Item 6      Exhibits and Reports on Form 8-K

            Signature

            Exhibit 31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            Exhibit 32  Certification Pursuant to Section 906
            of the Sarbanes-Oxley Act of 2002

                                     PART 1
                             FINANCIAL INFORMATION

                          Item 1. Financial Statements

                                CAMINOSOFT CORP
                          CONSOLIDATED BALANCE SHEETS

                                                                   Unaudited      Audited
                                                                    June 30,   September, 30
ASSETS                                                               2004           2003
                                                                ------------   ------------
Current assets:
   Cash and cash equivalents                                    $    172,791   $    436,782
   Accounts receivable, net of allowance of $20,000 and $5,687       340,603        251,037
   Prepaid expenses                                                        0          6,000
   Deferred financing costs                                           58,744         58,741
                                                                ------------   ------------

Total current assets                                                 572,138        752,560

Property and Equipment, net of accumulated depreciation of            41,759         21,130
     $27,602 and $21,986

Software, net of accumulated amortization of                         378,114        466,773
     $449,276 and $360,617

Deposits                                                              11,642         11,792

Deferred financing costs                                              29,370         73,428
                                                                ------------   ------------

Total assets                                                    $  1,033,023   $  1,325,683
                                                                ============   ============



LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
   Trade accounts payable                                       $    174,243   $    125,753
   Accrued Liabilities                                               146,844        144,948
   Deferred revenues                                                 302,907        264,555
                                                                ------------   ------------

Total current liabilities                                            623,994        535,256

Note Payable                                                       1,750,000      1,750,000
                                                                ------------   ------------

Total liabilities                                                  2,373,994      2,285,256

Shareholders' deficit

   Common stock, no par value; authorized 100,000,000 shares;
     issued and outstanding 13,122,614 and 9,879,371 shares       17,151,333     15,951,333

   Accumulated deficit                                           (18,492,304)   (16,910,906)
                                                                ------------   ------------

Total shareholders' deficit                                       (1,340,971)      (959,573)
                                                                ------------   ------------

Total liabilities and shareholders' deficit                     $  1,033,023   $  1,325,683
                                                                ============   ============


          See accompanying note to consolidated financial statements.

                                CAMINOSOFT CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                     Three Months Ended
                                                                          June 30,
                                                                    2004           2003
                                                                ------------   ------------
SALES                                                           $    325,615   $    191,501

COST OF SALES                                                         70,500         69,553
                                                                ------------   ------------

GROSS PROFIT                                                         255,115        121,948

OPERATING EXPENSES
     Sales and administrative                                        690,980        646,299
     Depreciation and amortization                                     2,292          1,659
     Research & Development                                           91,400         83,308
                                                                ------------   ------------

Total operating expenses                                             784,672        731,266
                                                                ------------   ------------

Loss from operations                                                (529,557)      (609,318)

OTHER INCOME (EXPENSE)
     Interest income                                                      11             11
     Interest expense                                                (49,781)       (26,427)
                                                                ------------   ------------

Total other income (expense)                                         (49,770)       (26,416)
                                                                ------------   ------------

Net loss applicable to common stock                             $   (579,327)  $   (635,734)
                                                                ============   ============

Weighted average number of common shares outstanding:
     (basic and diluted):                                         13,122,614      9,879,371
                                                                ============   ============

Net loss per common share (basic and diluted):                  $      (0.04)  $      (0.06)
                                                                ============   ============


           See accompanying note to Consolidated Financial Statements

                                CAMINOSOFT CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                     Nine Months Ended
                                                                         June 30,
                                                                    2004           2003
                                                                ------------   ------------
SALES                                                           $    918,048   $    469,238

COST OF SALES                                                        207,072        129,155
                                                                ------------   ------------

GROSS PROFIT                                                         710,976        340,083

OPERATING EXPENSES
     Sales and administrative                                      1,960,911      1,739,686
     Depreciation and amortization                                     5,616          6,425
     Research & Development                                          202,990        249,323
                                                                ------------   ------------

Total operating expenses                                           2,169,517      1,995,434
                                                                ------------   ------------

Loss from operations                                              (1,458,541)    (1,655,351)

OTHER INCOME (EXPENSE)
     Interest income                                                      20            617
     Interest expense                                               (122,877)       (47,263)
                                                                ------------   ------------

Total other income (expense)                                        (122,857)       (46,646)
                                                                ------------   ------------

Net loss applicable to common stock                             ($ 1,581,398)  ($ 1,701,997)
                                                                ============   ============

Weighted average number of common shares outstanding:
     (basic and diluted):                                         12,128,335      9,877,263
                                                                ============   ============

Net loss per common share (basic and diluted):                  ($      0.13)  ($      0.17)
                                                                ============   ============


           See accompanying note to Consolidated Financial Statements

                                CAMINOSOFT CORP
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                     Nine Months Ended
                                                                         June 30,
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    2004           2003
                                                                ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                     ($ 1,581,398)  ($ 1,701,997)
     Adjustments to reconcile net loss
       to net cash used in operating activities:
          Depreciation and amortization                               94,275        124,450
          Common stock warrants issued for services                       --         14,126
          Change in allowance for doubtful accounts                   14,313             --
     Changes in operating assets and liabilities:
          Accounts receivable                                       (103,879)      (150,196)
          Prepaid expense                                             50,055           (908)
          Accounts payable and accrued expenses                       50,386        121,158
          Deposits & other                                               150         (2,210)
          Deferred revenue                                            38,352        142,324
                                                                ------------   ------------
Net cash used in operating activities                             (1,437,746)    (1,453,253)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of fixed assets                                        (26,245)       (21,048)
                                                                ------------   ------------

Net cash used in investing activities                                (26,245)       (21,048)

CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowing against note payable                                       --      1,000,000
     Proceeds from the issuance of common stock                    1,200,000          5,952
                                                                ------------   ------------


Net cash provided by financing activities                          1,200,000      1,005,952
                                                                ------------   ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                           (263,991)      (468,349)

CASH AND CASH EQUIVALENTS, beginning of period                       436,782        576,421
                                                                ------------   ------------

CASH AND CASH EQUIVALENTS, end of period                        $    172,791   $    108,072
                                                                ============   ============


           See accompanying note to Consolidated Financial Statements

                                CAMINOSOFT CORP
                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Basis of Presentation

      The accompanying financial statements of CaminoSoft Corp (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and related footnotes included in the Company's latest Annual Report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2004, and the statements of its operations for the three month and nine month periods ended June 30, 2004 and 2003, and the statements of its cash flows for the nine month periods ended June 30, 2004 and 2003 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year.

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

Need for additional financing and Subsequent Event

      Cash balance as of June 30, 2004 was approximately $173,000. Based on the current cash flow rate of approximately $157,000 per month the Company will need to address the need for additional funding. The Company has added additional sales and marketing executive management to continue to increase revenues and if necessary will reduce certain non-sales related expenses over the next quarter. The Company will require additional financing in order to expand our business and continue operations. Our working capital requirements in the foreseeable future will depend on a variety of factors including our ability to implement our sales and marketing plan. There can be no assurance that we will be able to successfully negotiate or obtain additional financing or the terms thereof. Our ability to obtain additional capital will be dependent on the implementation of our business plan, market conditions, the national economy and other factors outside our control. If adequate funds are not available or are not available at acceptable terms, our ability to finance our expansion, develop or enhance services or products or respond to competitive pressures would be significantly limited. The failure to secure necessary financing will have a material adverse effect on our business, prospects, financial condition and results of operations. In addition, such failure may require the Company to dramatically cut back or suspend its operations or seek bankruptcy protection.

      On July 19, the Company has received $750,000 from Renaissance Capital Group ("RENN") managed funds in the form of a two year secured note with 7% interest. The proceeds will be used to support business expansion and operations. As part of the funding, CaminoSoft issued five year warrants to purchase an aggregate of 1,415,094 shares of Common Stock at an exercise price of $0.53 per share.

Cash and Cash Equivalents

      The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Software

      Software capitalization is stated at cost. Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed" ("SFAS 86"), provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established. Amortization is computed on the straight-line and accelerated methods based upon the estimated useful life of the asset, primarily seven years. To date, the Company capitalized approximately $325,000 of such software development costs through June 30, 2004. The Company evaluates the net realizable value of the capitalized software based on estimated future undiscounted cash flows.

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

      During December 2002, the Company issued a 6% convertible debenture for up to $1,000,000. Interest at the rate of 6% per annum is payable in monthly installments for three years based on the unpaid principal balance. The full amount was borrowed during the nine months ended June 30, 2003. The debenture matures on November 27, 2005, at which time the unpaid principal amount and all accrued and unpaid interest will become due and payable in full. The debenture is convertible, at the option of the holder, into shares of the Company's common stock, with an initial conversion price of $1.00 per share. However if the five day average closing price for the Company's common stock immediately prior to a disbursement is below the $1.00 initial conversion price, the average closing price for such period shall become the conversion price. As of the date of this filing, the Company had borrowed $1,000,000, the entire amount available.

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

      During July 2004, the Company received $750,000 from a two year secured loan from Renaissance Capital Group managed funds. Interest will be paid at 7% in monthly installments based on the outstanding principal balance. As part of the funding, the Company issued five year warrants to purchase an aggregate of 1,415,094 shares of Common Stock at an exercise price of $0.53 per share.

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

      During the nine months ended June 30, 2004, the Company issued options to purchase 700,000 shares of the Company's common stock at prices ranging from $0.55 to $0.63 per share.

      The warrant and stock option summary and changes during the nine months are presented below.

                                                  Weighted
                                                   Average
                                     Number of     Exercise
                                      Shares        Price
                                   -----------   -----------
Warrants and options outstanding
      At September 30, 2003          3,665,000         $1.71

Options granted                        700,000          0.60
Warrants granted                     3,243,243          0.92
Warrants options expired               (10,000)         0.90
                                   -----------   -----------

Warrants and options outstanding
      At June 30, 2004               7,598,243         $1.27
                                   -----------   -----------

Warrants and options exercisable
      At June 30, 2004               6,393,118         $1.39
                                   -----------   -----------

      The following table summarizes information about warrants and employee's stock options outstanding at June 30, 2004.

                  Outstanding                        Exercisable
                Weighted Average                   Weighted Average
             ---------------------              ---------------------
 Exercise                   Life     Exercise                Exercise
   Price       Options    (Months)    Price      Options       Price
-----------  -----------  --------   --------   ----------   --------
$      0.44      592,000        68   $   0.44      150,000   $   0.44
       0.51       20,000        39       0.51       20,000         --
       0.52       85,000        68       0.52           --         --
       0.55      300,000        68       0.55      300,000       0.55
       0.56      148,000        68       0.56      148,000       0.56
       0.61      340,000        68       0.61      235,000       0.61
       0.63      400,000        68       0.63           --         --
       0.73        5,000        15       0.73        5,000       0.73
       0.74    1,621,623        54       0.74    1,621,623       0.74
       0.90       95,000        68       0.90       23,750       0.90
       0.95      374,500        68       0.95      356,125       0.95
       0.97       50,000        68       0.97       12,500       0.97
       1.00      500,000        17       1.00      500,000       1.00
       1.04        2,000        68       1.04          500       1.04
       1.11    1,621,620        54       1.11    1,621,620       1.11
       1.25       25,000        68       1.25        6,250       1.25
       1.30       15,000        68       1.30        3,750       1.30
       1.55      330,000        68       1.55      330,000       1.55
       2.00       42,000        13       2.00       42,000       2.00
       3.38        2,000        68       3.38        1,500       3.38
       3.56      301,000        17       3.56      287,000       3.56
       3.63      260,000        68       3.63      260,000       3.63
       3.87      318,500        68       3.87      318,500       3.87
       5.00      150,000        68       5.00      150,000       5.00
-----------  -----------             --------   ----------   --------
$0.44-$5.00    7,598,243             $   1.27    6,393,118   $   1.39
===========  ===========             ========   ==========   ========

      All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of the grant, and in accordance with accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for the stock-based compensation been determined based on the fair value of the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share for the three and nine months ended June 30, 2004 and 2003 would have been increased to the pro forma amounts presented.


                                            Three - Months                   Nine - Months
                                         2004            2003             2004             2003
                                    -------------    -------------    -------------    -------------
Net loss, as reported               $    (579,327)   $    (635,734)   $  (1,581,398)   $  (1,701,997)

Add: Stock-based employee
compensation expense included
in reported net loss                           --               --               --               --

Deduct: Total stock-based
employee compensation expense
determined under fair value based
method for all awards                    (162,660)         (14,126)        (207,190)        (110,165)
                                    -------------    -------------    -------------    -------------


Net loss, pro forma                 $    (741,987)   $    (649,860)   $  (1,788,588)   $  (1,812,162)
                                    -------------    -------------    -------------    -------------


Basic and diluted net loss per
Common share, as reported           $        (.04)   $        (.06)   $        (.13)   $        (.17)

Pro forma                           $        (.06)   $        (.07)   $        (.15)   $        (.18)

The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2004, expected life of options of seven years, expected volatility of 55.1% to 95.4%, risk-free interest rate of 2.41% and a 0% dividend yield. The weighted average fair value on the date of grants for options granted during 2004 was $0.19 per unit.

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

      Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officers liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liability recorded for these agreements as of June 30, 2004.

      The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically business partners, contractors, customers, landlords and its agreements with investors. Under these provisions the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive the termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnifications provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the Company believes the estimated fair value of these provisions is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2004.


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

      o Research and development costs, which consist primarily of software development costs, are expensed as incurred. Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed" ("SFAS 86"), provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established. As of June 30, 2004, the Company has capitalized approximately $325,000 of such software development costs. The Company expects to continue research and development projects into the future along with additional capitalized development as projects reach proof of concept stages of development. The current net balance of capitalized software is approximately $378,000. In the current fiscal year the Company has not capitalized any new software development. Software capitalization is stated at cost. Amortization is computed on the straight-line and accelerated methods based upon the estimated useful life of the asset, primarily seven years. During the current quarter the Company had approximately $91,000 in R & D expense and approximately $203,000 for the current nine month period, compared to approximately $83,000 in the prior year three month period and approximately $249,000 for the prior year nine month period. The Company will continue the R & D program into the future as new products are developed and integrated into our data management suite of solutions.

      o Revenue from sale of product is recognized upon shipment to the customer. Maintenance revenue is recognized ratably over the contract period. The Company's revenue recognition policies are in compliance with all applicable accounting regulations, including, Staff Accounting Bulletin No. 104 ("SAB 104"), Revenue Recognition in Financial Statements. American Institute of Certified Public Accountants (AICPA), Statement of Position (SOP) 97-2, Software Revenue Recognition, and (SOP) 98-9, Modification of SOP 97-2, with Respect to Certain Transactions. The current balance of deferred annual service revenue is approximately $303,000 which will be recognized ratably over the next twelve month period.

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

      o We intend to leverage our position as a provider of email storage and management solutions to grow in the messaging market. Managed Server combined with The Messaging Architects GWArchive (GWArchive provides extended storage functions for Novell, GroupWise email systems) product, we have taken the first step to capitalize on this growing market for automated data storage management for Novell GroupWise email systems. We intend to utilize this same approach with other partners focused on providing automated data management for users of other email messaging systems such as Microsoft Exchange and Lotus Notes. We believe this vertical partner approach will broaden the adoption of our solutions in the electronic collaboration market, allowing our partners to remain focused on their core strengths in the markets they serve.

      o Europe, the Middle East, Africa, Japan and Asia represent active markets for expansion, with Europe representing the first market outside North America the Company will focus on. We intend to continue to internationalize and localize our products and solutions to penetrate this marketplace. During the current fiscal year the Company added a director of EMEA operations, based in the UK to support our European distribution partners.


      Three-Month Periods Ended June 30, 2004 and June 30, 2003.

      Sales during the current quarter increased by approximately $134,000 or 70% as compared to the quarter ended June 30, 2003 as a result of increased revenues from the core HSM products. Deferred revenue for sales of annual service contracts also increased as compared to the quarter ended June 30, 2003 by approximately $38,000 due to the sale of service contracts for both the high availability and core HSM installations. The service revenue will be taken ratably over the terms of the service contracts. During the current quarter, the Company continued to concentrate on selling and development of the sales infrastructure to support the sales forces of O.E.M. partners and integrators who distribute the Company's solutions.

      Cost of sales increased slightly for the current quarter as compared to the quarter ended June 30, 2003. The approximately $900 increase was less than 1%. The amortization of capitalized software has stabilized with no additional software capitalization during the prior twelve months. Software development amortization is the largest component of the cost of sales currently. Cost of sales include hardware expense for sales of integrated systems including the Company's software solutions pre-loaded on storage hardware. Gross profit increased in the current quarter as compared to June 30, 2003 by approximately $133,000 or 109% due to an increase in sales of the Company's core HSM technology and the related annual service contracts.

      Selling and administrative expenses increased by approximately $45,000 or 7% as compared to the quarter ended June 30, 2003. The increase is related to the addition of executive management and sales director within the last year to help expand and manage the Company's channel and partner sales programs. Other selling and administrative expenses remained consistent with the quarter ended June 30, 2003.

      Depreciation and amortization remained approximately the same as compared to the quarter ended June 30, 2003 due to full depreciation of some capitalized office equipment and furniture and the addition of some additional furniture and equipment during the current period.

      Research and development expense for the current quarter increased by approximately $8,000 as compared to the quarter ended June 30, 2003. Research and development expense will fluctuate slightly up or down depending on status and completion of projects. During the current quarter, no development expense was capitalized under SFAS 86 for software development.

      Operating loss for the current three-month period decreased by approximately $80,000 as compared to the three months ended June 30, 2003. This is a result of the Company's increase in sales during the current quarter of approximately 70%, with only a slight increase in cost of sales. The increase in sales also compensated for the slight increase in operating expenses during the current quarter.

      During the current quarter, the Company had net interest expense of approximately $50,000 as compared to approximately $26,000 in net interest expense during the prior year's quarter. The increase in interest expense is a result of interest paid and payable from the $1,750,000 principal balance of the debenture issued as part of the financing and warrant extension with Renaissance Capital Group during the fiscal year ended September 30, 2003. The current interest includes a fixed amount of non-cash pre paid interest of approximately $4,900 per month for the term of the debenture and cash interest of 6% based on the outstanding principal balance which is payable monthly.


      Nine-Month Periods Ended June 30, 2004 and June 30, 2003.

      Sales during the current nine month period increased by approximately $449,000 or 96% as compared to the nine month period ended June 30, 2003. This is due to increased sales of HSM product and annual service along with the continued sale of the high availability products. The Company expects to continue increased revenues relating to the core HSM product line with additional O.E.M. partners and distribution channels now in place. The Company will remain proactive to have its products tested and certified as interoperable with additional software and hardware platforms as part of the goal to work with virtually any network data storage infrastructure.

      Cost of sales for the nine month period increased by approximately $78,000 or 60% as compared to the period ended June 30, 2003. The increase included additional hardware expense for integrated sales of the Company's products and solutions. During the nine month period the Company began to sell hardware and software integrated with our ILM based products to promote a more robust solution including our core technology. Amortization of capitalized software development remains the largest component of cost of sales currently and constitutes over 43% of the cost of sales for the nine month period. Gross profit for the current nine month period increased by approximately $371,000 or 109% based on the increased sales and only slight increase in cost of sales, with the amortization of capitalized development expense remaining consistent for the current and comparable nine month periods.

      Sales and administrative expense increased during the current nine month period by approximately $221,000 or 13%. The increase was due to a broad range of overhead expense increases during the current year. The Company's benefit expenses and corporate insurance policies for liability, umbrella, directors and officers liability and employee related practices insurance have all increased. The Company has increased the amount of internal and external sales training leading to incremental increases in travel and other sales related expenses during the current fiscal year. The Company believes the overhead expenses will remain consistent through the end of the current fiscal year.

      Depreciation and amortization remained consistent with the prior periods allowing for disposal and addition of a selected few capital assets. Amortization of capitalized software development expense is recorded as a cost of sale and has remained consistent during the comparable periods, the Company has not capitalized any software development expense during the current fiscal year.

      Research and development expense decreased during the current nine month period by approximately $46,000 or 19%. The reduction is due to utilization of less outside technical consulting during the current nine month period. The Company will continue to develop upgraded software products and solutions as part of the technology roadmap. The research and development expense will continue and possibly increase as new partner certification projects and next generation products evolve, which may require expanded or different skill sets in the development department.

      Loss from operations decreased by approximately $197,000 or 12% during the current nine month period as compared to the nine month period ended June 30, 2003. The decrease in the loss from operations is due to the increase in revenue during the current nine month period of approximately $449,000, offset by an increase in expenses.

      Net interest expense for the current nine month period increased by approximately $76,000 as compared to the nine month period ended June 30, 2003. The increase is due to a full nine months of interest based on the outstanding principal balance of $1,750,000 of a convertible debenture issued during the fiscal year ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

      In December 2002, the Company issued a 6% convertible debenture for up to $1,000,000. The Company made monthly draws based on cash flow to replenish operating funds. The full amount was drawn during the nine months ended June 30, 2003. Interest of 6% per annum will be paid in monthly installments for three years based on the unpaid principal balance. The debenture matures on November 27, 2005, at which time the unpaid principal amount and all accrued and unpaid interest will become due and payable in full. The funds were used to help fund operations and accelerate the business plan over the next twelve months. As of June 30, 2004, the Company had a note payable principal balance of $1,000,000 in connection with the convertible debenture and no further funds available to borrow on the debenture.

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

      Cash balance as of June 30, 2004 was approximately $173,000 as compared to a cash balance of approximately $437,000 as of September 30, 2003. The decrease in cash balance was do to continued loss from operations during the current fiscal year.

      On July 19, 2004 the Company received $750,000 from a two year secured loan from Renaissance Capital Group managed funds. Interest will be paid at 7% in monthly installments based on the outstanding principal balance. As part of the funding, the Company issued five year warrants to purchase an aggregate of 1,415,094 shares of Common Stock at an exercise price of $0.53 per share. The Company will use these funds to support operations and the expansion of the current sales and marketing plan.

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


RISK FACTORS

We have a limited operating history.

      Our Company has been in business since 1983 and has been a publicly traded company since September 1993. In September 1999, we acquired the assets of Camino, which resulted in our entering into a new line of business. All of our prior business divisions (high speed printer sales and service and consumable sales) have been sold or discontinued. Although we currently have some limited revenues from the acquired assets, we are starting a new business in a highly technical and competitive market, with new risks for investors and shareholders. Our products have not yet been broadly accepted in the marketplace.

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

Need for additional financing.

      The Company may require additional financing in order to expand our business and continue operations. Our working capital requirements in the foreseeable future will depend on a variety of factors including our ability to implement our sales and marketing plan. There can be no assurance that we will be able to successfully negotiate or obtain additional financing or the terms thereof. Our ability to obtain additional capital will be dependent on the implementation of our business plan, market conditions, the national economy and other factors outside our control. If adequate funds are not available or are not available at acceptable terms, our ability to finance our expansion, develop or enhance services or products or respond to competitive pressures would be significantly limited. The failure to secure necessary financing will have a material adverse effect on our business, prospects, financial condition and results of operations. In addition, such failure may require the Company to suspend its operations or seek bankruptcy protection.

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

We rely on key management personnel.

      Our performance is substantially dependent on the continued services and the performance of our senior management and other key personnel. Our performance also depends on our ability to retain and motivate our other officers and key employees. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, prospects, financial condition and results of operations. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, sales and marketing personnel. Competition for such personnel is intense, and there can be no assurance that we can attract and retain the necessary technical, managerial and marketing personnel could have a material adverse effect on our business, prospects, financial condition and results of operations.

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


Item 3. Controls and Procedures

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

                                    CAMINOSOFT CORP


Date: August 5, 2004                /s/ Stephen Crosson
                                    -------------------
                                    Stephen Crosson, Chief Financial Officer


                                    /s/ Michael Skelton
                                    -------------------
                                    Michael Skelton, Chief Executive Officer