Form 10KSB
period 2004-09-30
CAMINOSOFT CORP
filed 2005-01-13
CIK 907686

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                ----------------
                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHNAGE ACT OF 1934 [FEE REQUIRED]

                For the fiscal year ended September 30, 2004 or

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

                                   YES|X|  NO|_|

      Check mark indicates that the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.

                                   YES |X|  NO|_|

      Check mark indicates that the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      Issuer's revenues for its most recent fiscal year were $1,253,610.

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 22, 2003 was approximately $1,400,000.

      Number of shares outstanding of each of the issuer's classes of common stock as of December 22, 2004: 13,462,750 shares of common stock, no par value.

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

                                     PART I

Item  1. DESCRIPTION OF BUSINESS.

                                    BUSINESS

OVERVIEW

We develop and manufacture software solutions that store, manage, and safeguard large quantities of data created in a business and application settings. Our software for Microsoft Windows 2000 and 2003 and Novell NetWare environments enable organizations to maximize storage resources, reduce backup and recovery time and control file retention and are available worldwide through commercial distributors, value-added resellers, systems integrators and O.E.M. partners.

         CaminoSoft Corp. was organized in 1983 as Interscience Computer Services, Inc. to be a third-party provider of maintenance services for computer hardware and related peripheral equipment. During 1998 and 1999 the hardware maintenance and high speed printing toner and fusing agent businesses were sold. On September 17, 1999, we acquired certain assets (the "Camino Assets") from Camino Software Systems, Inc. ("Camino") for 468,000 shares of our common stock and the assumption of $315,172 of certain Camino liabilities. The Camino Assets consisted of the name, Camino Software Systems, Inc., the Highway Server hierarchical data storage management ("HSM") software, certain business contracts and intangible personal property. On April 17, 2000, we changed our name to CaminoSoft Corp. to reflect the change to a software sales and development firm.

         In November 2001, we entered into a non-exclusive licensing and distribution agreement with Novell, Inc., which allowed Novell and its distribution channel partners to sell CaminoSoft's suite of software solutions.

         In January 2002, our "managed server and storage server" products for Novell NetWare operating systems were included for distribution on the Novell product price list. As of June 30, 2003, the products were removed at our request from the Novell price list and a new agreement, allowing Novell sales personnel to sell our products on a commission basis, is now in place. We actively participate in Novell's "technology partner" and PartnerNet "marketing partner" programs.

         In July 2002, our products were certified as "ca smart," Computer Associates' certification for compatibility with its BrightStor Portal and ARCserve line of enterprise storage management solutions. We also became a Computer Associates "partner," which opens up additional distribution channels for our products in conjunction with Computer Associates enterprise software.

         In July 2002, our Managed Server HSM(TM) for Windows 2000 and 2003 operating systems received certification for compatibility from Microsoft. We are a member of the Microsoft "certified partner" program, which allows distribution partners to sell and distribute our Windows 2000/2003-based products.

         In February 2003, we entered into a licensing and distribution agreement with Legato Systems, Inc. for marketing, distribution, future development and customer service of certain Legato products for Novell NetWare operating systems. The products specified are "Standby Server(TM) " for NetWare, "SnapShotServer(TM) " for NetWare, and "OFFSite Archive(TM) " for NetWare. Legato has transitioned all customer service to us as of February 2003. We now have a broad base of products and solutions for the Novell NetWare storage market, which include failover, fault tolerance, mirroring, offsite archiving, and improved disaster recovery.

         In March 2003, we entered into a distribution agreement with Ingram Micro Inc., pursuant to which Ingram Micro will distribute our storage management products for NetWare and Windows 2000/2003 and our acquired Legato products for NetWare in North America.
In June 2003, we released a new version of OFFSite Archive for NetWare. OFFSite Archive 3.0 is the first of a suite of products to be enhanced and released under the CaminoSoft name. The product provides a solution for offsite disaster-recovery for Novell server-based networks by maintaining asynchronous replicas of mission-critical enterprise data in a secure, offsite location, thereby keeping the information protected and available.

         In February 2004, we joined EMC Corporation's Centera Partner Program and completed the integration of The Managed Server storage management - Centera Edition with the EMC Centera Compliance Edition content addressed storage or CAS solution. EMC Centera represents an entirely new software-driven storage architecture specifically designed to address the information storage requirements of unchanging digital assets, such as print and mail electronic "reference" documents.

         In February 2004, we completed the development of a product named Managed Client HSM(TM) for Windows XP. Based on CaminoSoft's Managed Server HSM for Windows 2000/2003 solution, selected as a SIIA 2004 Codie Award "Best Storage Software" finalist, this innovative Windows XP-based product brings vital storage management capabilities to popular Microsoft desktops.

         In May 2004, we joined Hewlett Packard's Information Lifecycle Management Partner Program. Our Managed Server HSM software provides a solution for automatically handling reference file dispersal and retention based on a consistent set of administrative management policies. By combining our software with the HP StorageWorks solutions and services portfolio, organizations may simplify and better control the provisioning and utilization of their data storage resources.

OUR PRODUCTS

         Our products are designed to meet the storage management needs of small, medium, and enterprise organizations. We serve markets which produce and manage large amounts of data such as Banking, Financial Services, and Healthcare, Legal Services, Engineering and Architectural Services, Federal and State Government, and Higher Education. We believe that our products and solutions enable organizations to (a) reclaim expensive storage resources, (b) reduce manual intervention in managing files, (c) reduce the amount of time needed for back-up and recovery, (d) establish automated policies for compliance with new laws and regulations governing data retention, and (e) set up data lifecycles for different types of information in production environments.

Managed Server HSM

         Our Managed Server HSM software provides a solution for data management. Designed to meet the data storage management requirements for local area networks ("LAN"), wide area networks ("WAN"), and intranet environments,

Managed Server HSM offers the ability to manage files on Microsoft Windows and Novell NetWare servers in environments where mass storage devices are deployed.

         Our Managed Server HSM can accommodate large volumes of information. We have partnered with The Messaging Architects' to provide a Novell GroupWise e-mail archiving solution. Their GWArchive product in conjunction with Managed Server HSM, addresses the archival and compliance needs of GroupWise e-mail users. For GroupWise customers who just want to manage the growth of their e-mail file attachments, as opposed to archiving and content searching, Managed Server HSM can manage GroupWise attachments as it does normal data files.

StandbyServer for NetWare

         StandbyServer for NetWare is a server mirroring solution for NetWare servers that connect one or more primary servers to a standby machine. If a primary server fails, due to hardware or software failure, the standby machine automatically takes over and makes the mirrored data and network services available to users in just a few moments. Data is mirrored between the servers using a dedicated high-speed link, creating a fully redundant system that protects users against both hardware and software failures. The StandbyServer configuration consists of three main elements: a primary server, a standby server, and the communications path that connects them. The disk devices in the standby machine are treated as external disk systems to the primary server.

OFFSite Archive for NetWare

         OFFSite Archive for NetWare is an electronic data vaulting and disaster recovery product for NetWare servers that protects data in the event of a disaster by electronically transferring a stable point-in-time image of the data to an offsite location. OFFSite Archive automatically transfers data to be protected from a source server to a target server using the IPX or IP protocol over a LAN, WAN, or Internet connection. The latest version of OFFSite Archive allows multiple source servers to mirror data to a single remotely-located target server. OFFSite Archive uses SnapShotServer for NetWare (discussed below) technology to create snapshots of protected volumes of data. Each snapshot contains all of the data, or a pointer to the data, on the source server's protected volume at the instant the snapshot was taken. This snapshot is then transferred from the source server to the target server. Through an initial synchronization, all of the data on the source server is mirrored to the target server. Then, after the initial synchronization, only the delta changes are sent to the target server. Since OFFSite Archive does not mirror data in real-time, a high-speed communications link is not required.

SnapShotServer for NetWare

         SnapShotServer for NetWare gives an administrator more control of the back-up process. With the capability to capture live data at any time with SnapShotServer, open files or "live" databases can be backed-up at the administrator's convenience. The program creates "snapshot" images of "live" data volumes at administrator-defined intervals. These snapshots can then be mounted as regular NetWare volumes and backed up by any NetWare approved back-up utility. When taking a snapshot of a volume, SnapShotServer creates a virtual image of the volume; there is no actual duplication of the entire volume. If changes are made to the original data after taking the snapshot, the program makes a copy of the original data before it is changed and stores that copy in its buffer. This buffer and the unchanged portions of the disk make up the snapshot volume, which provides a virtual image of the volume as it was at the time the snapshot was taken. SnapShotServer works with both StandbyServer and OFFSite Archive.

OUR STRATEGY

         Our goal is to be a leading supplier of data management solutions that work seamlessly with major operating system and storage vendors' hardware and software solutions and deliver advanced storage management for small, medium, and enterprise organizations.

As part of our current strategy:

      o We intend to continue to increase and leverage our base of partners, including OEMs, distributors, and value-added resellers (VARs).

      o We intend to further expand our international presence and partner base worldwide.

      o We intend to continue to focus on systems integrators and other strategic partners to open new avenues of distribution for our products and solutions.

      o Working at the field sales level with our strategic partners, we intend to leverage their expertise to provide joint solutions to their customer base.

COMPETITION

         The competition in the storage systems market consists of a small group of leading vendors, such as EMC, Hewlett Packard, IBM, Hitachi Data Systems, and Network Appliance, and a cadre of hardware and software companies who OEM, remarket, or aggregate storage products from third parties.
Our products compete in the data management software segments. The cost barriers for entry into this markets are relatively low, which means our competitors can range from small companies with limited resources to large, more established companies with substantial resources. Some competitors have substantially greater financial, technical, marketing, sales, distribution, and personnel resources.

SALES AND MARKETING STRATEGY

         Our sales and marketing strategy is to further establish strong partnerships with storage vendors and storage channel partners worldwide in order to introduce and promote joint solutions. We have been targeting large Novell NetWare and GroupWise customers with Managed Server HSM for NetWare.

Strategic Partnerships

         To take advantage of the large NetWare customer installed base, we have partnered with firms such as Novell, Computer Associates, and EMC to solicit introductions into their accounts as an approved technology partner. We receive numerous leads generated from Novell's website as a result of our partnership, whereby visitors to their website can search for third-party NetWare solutions and are provided access to our website link. We are also engaging Novell sales and service engineers at the field level to gain introductions and access to their accounts. Our ability to support both Netware and Windows is an advantage no matter which way an account wishes to go in the future.

         We partner with EMC to promote joint sales of their Centera (magnetic WORM compliance) subsystem through Managed Server HSM - Centera Edition, which is EMC certified.

         The certification of Managed Server HSM for Windows 2000 and our partnership with Microsoft was another milestone in our strategic plan for multi-platform distribution. Adding support for Windows 2003 servers has opened up new partnering opportunities with other strategic storage vendors. The certification completed with Computer Associates on their BrightStor Portal, ARCserve Back-up, and Enterprise Back-up products will enhance our ability to sell our complete suite of solutions to CA users. Since CA has clients who utilize both operating system platforms, they can now manage their storage resources through the BrightStor Portal and migrate data seamlessly to tape libraries.

Channel Partnerships

         In addition to working with large storage vendors to gain assess to their installed base of customers, CaminoSoft is expanding its value added reseller ("VAR") program to recruit high-end storage resellers, VARs, and

Systems Integrators to do the same with their customer base. We recently announced a Premier Reseller program to target these high-end channel partners with a goal of having broad geographic and industry coverage.

         Working with our strategic partner storage vendors, we intend to bring on additional non-exclusive distributors worldwide that support our strategy and open new markets for our ILM solutions.

Technology Partnerships

         To assist us in providing as much of a complete solution as possible for our target markets and clients, we will continue to establish technology partnerships that broaden our product portfolio. As of the date of this filing, we have signed an integration and distribution agreement with Pegasus Disk Technologies to distribute InveStore archive management software drivers for UDO, magneto-optical, and DVD management. In addition we have signed an OEM agreement with Computer Associates to integrate and remarket their tape library media management software drivers as part of Managed Server HSM - Library Edition.

         We have also established partnerships with two firms that provide e-mail archiving solutions: The Messaging Architects (Novell GroupWise e-mail systems) and Executive Technologies (Microsoft Exchange/Outlook email systems). Together, we provide the basic platform for e-mail and electronic document retention policy compliance.


Item  2. DESCRIPTION OF PROPERTY

         As of December 1, 2004, the Company leases one office facility in Westlake Village, California for the Company's executive offices pursuant to a lease extension expiring June 30, 2006, at a rental rate of $9,368 per month. As of December 1, 2004 the Company leases a development and customer service office in Orem, Utah pursuant to a lease expiring on January 31, 2004, at a rental rate of $1,700 per month. The lease is extendable pursuant to two one year lease extensions.


Item  3. LEGAL PROCEEDINGS

         The Company has no ongoing legal proceedings.


Item  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On August 6, 2004, the Company held its Annual Meeting of Shareholders (the "Meeting"). At the Meeting the shareholders (a) elected the following directors; Robert Pearson, Walter Kornbluh, Steven Spector, Robert Degan, Stephen Crosson, Russell Cleveland, John Schmit and Michael Skelton, (b) amended the Company's Year 2000 Employee Stock Option Plan; and (c) ratified the selection of BDO Seidman, LLP as independent auditors for the fiscal year ending September 30, 2004.

         The following table sets forth the number of votes cast for, against or withheld, as well as the number of absentions and broker non votes as to each matter upheld including each nominee for director:

(a) Election of Directors;          Votes in Favor                     Votes Withheld
--------------------------          --------------                     --------------
Robert Pearson                      11,601,462                                 42,877
Walter Kornbluh                     11,591,462                                 52,877
Steven Spector                      11,601,462                                 42,877
Robert Degan                        11,601,462                                 42,877
Stephen Crosson                     11,601,462                                 42,877
Russell Cleveland                   11,601,462                                 42,877
John Schmit                         11,601,462                                 42,877
Michael Skelton                     11,601,462                                 42,877

(b) Amend the Company's 2000 Option Plan;                       Votes
-----------------------------------------                       -----

                  For                                         8,249,582

                  Against                                     177,998

                  Abstain                                     2,050

(c) Approval of the Selection of the firm BDO Seidman, LLP as independent
-------------------------------------------------------------------------
auditors for the fiscal year ending September 30, 2004;
-------------------------------------------------------
                                                              Votes
                                                              -----
                  For                                         11,632,312

                  Against                                     1,177

                  Abstain                                     10,850

         There were present in person or represented by proxy the holders of not less than 11,644,339 shares of the Company's common stock entitled to vote at the Meeting, out of a total of 13,122,614 such shares, which constitutes a majority of the issued and outstanding shares entitled to vote at this meeting. There were 1,478,275 broker non-votes.


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

                                                                     Common Stock Sales Prices
         Symbol "CMSF"                                                 High             Low
                                                                     ---------        ---------
         October 1, 2002 - December 31, 2002                           $1.01            $0.55

         January 2, 2003 - March 31, 2003                              $0.90            $0.33

         April 1, 2003 - June 30, 2003                                 $0.60            $0.33

         July 1, 2003 - September 30, 2003                             $0.53            $0.32

         October 1, 2003 - December 31, 2003                           $0.45            $0.36

         Janurary 2, 2004 - March 31, 2004                             $0.62            $0.38

         April 1, 2004 - June 30, 2004                                 $0.63            $0.40

         July 1, 2004 - September 30, 2004                             $0.65            $0.39

         October 1, 2004 - December 22, 2004                           $0.49            $0.35

         As of December 15, 2004, there were 153 holders of record of the Company's common stock. To date, the Company has not declared or paid any cash dividends with respect to its Common Stock, and the current policy of the Board of Directors is to retain earnings, if any, to provide for the growth of the Company. Consequently, no cash dividends are expected to be paid on the Common Stock in the foreseeable future.

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

         During December 2003 the Company issued in a private placement 3,243,243 shares of common stock and 5 year warrants to purchase 3,243,243 shares with 50% of the warrants at an exercise price of $0.74 and 50% at an exercise price of $1.11 for $1,200,000.

         During July 2004, the Company issued 5 year warrants to purchase 1,415,094 shares of common stock at $0.53 per share. The warrants were issued in conjunction with a $750,000 two year loan. The loan matures on July 19, 2006 at which time the unpaid principal and all accrued and unpaid interest will become due and payable. The note calls for monthly interest payments of 7% of the outstanding principal balance beginning September 1, 2004.

         During the year ended September 30, 2004, the Company issued 2,476,000 options to purchase the Company's common stock at prices ranging from $0.41 to $0.63 per share to employees, consultants and directors under the year 2000 employee stock option plan.

         During September 2004, the Company issued 340,136 shares of stock as commitment shares as part of an equity financing. The commitment shares are part of a common stock purchase agreement which will allow the Company to draw up to $6,000,000 through daily sales of its Common Stock. The Company has agreed to register 3,680,272 shares which include the commitment shares to sell during a 30 month period.

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

         In February 2003, we entered into a licensing and distribution agreement with Legato Systems, Inc. for future development, customer service, marketing and distribution of certain Legato high availability products for Novell NetWare operating systems. The high availability products specified are "Standby Server(TM)" for NetWare, "SnapShotServer(R)" for NetWare, and "OFFSite Archive(TM)" for NetWare. Legato has transitioned all customer service to us as of February 2003. We now have a broad base of products and solutions for the Novell NetWare storage market, which include, fail-over, fault tolerance, mirroring, offsite archiving and disaster recovery. The acquisition of the high availability products has also given access to the distribution channel used by Legato for these products which will expand the market awareness for our traditional HSM technologies for both NetWare and Windows. We have also hired key development and customer service personnel to continue development and service for the high availability products. In conjunction with this expansion, we opened an office in Orem, Utah in February 2003 to house development and service personnel which now totals 5 employees.

         In March 2003, we entered into a distribution agreement with Ingram Micro Inc., the largest global wholesale provider of technology products and supply chain management services. We will distribute storage management solutions for NetWare and Windows and the high availability products for NetWare in North America. The addition of the distribution agreement with Ingram Micro will extend our channel of distribution capabilities to include the extensive base of integrators and resellers whom purchase through Ingram Micro.

         In December 2003, we completed certification of Pegasus Disk Technologies archive management software for use in conjunction with our data movement and lifecycle management solutions. The partnership allows us to create a virtualized data pool that expands secondary storage onto any number of archive devices while simplifying management of those resources. The combined solution allows organizations to meet strict compliance regulations and optimize storage investment and utilization. Also in December 2003, we announced completion of the "library edition" which allows comprehensive tape library management support for our information lifecycle management solutions. The Library Edition offers all of the features of our standard Managed Server HSM software and extends this functionality by providing the additional capability to migrate files further along a storage hierarchy to tape libraries, autoloaders, and jukeboxes from leading vendors such as Hewlett Packard, StorageTek, ADIC and Overland Data.

         In February 2004, we completed integration of the Managed Server HSM software with EMC Corporations Centera and Centera Compliance edition content addressable storage. We also entered into EMC Corporations Centera Partner Program. Our Managed Server HSM, Centera Edition enables customers to better manage utilization of storage resources throughout the enterprise. Our Managed Server Centera package combines data management and storage scalability which are requirements that are increasing in the markets we serve. Also in February

2004, we released "Managed Client HSM(TM)" for Windows XP. The new product provides the ability to automatically migrate, recall, and delete files based on age and activity criteria, supporting standard Windows XP infrastructures including wireless communications. "Managed Client HSM(TM)" adds another dimension of scalability and affordability to our ILM suite of products and solutions. "Managed Client HSM(TM)" provides the same type of automated data movement and management as the managed server products while running on workstations or home user pc's or lap tops. It allows IT administrators to now protect user information that was stored on the workstation in the enterprise IT storage environment for back up and replication.

         Our software provides products and integrated solutions for addressing the increasing need for management of data. Today IT departments face a variety of challenges with some of the most critical relating to data storage and management. Two of these challenges are (1) reducing the total cost of ownership of data storage by better leveraging IT resources, both hardware and people, and
(2) increasing productivity by enabling better access to information, thereby making quicker and faster decisions. Our software virtualizes pools of stored data both to the end-user transparently and to the IT administrator while integrating with most operating systems and applications. CaminoSoft can reduce the back-up window, lower the overall cost of storage and enhance the value of information across the organization. Our strategy is built on the benefits our technology brings, our expanding distribution channel, and our ability to execute. As part of our current strategy:

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

      o We intend to leverage our position as a provider of email storage and management solutions to grow in the messaging market. With Managed Servers extended storage functions for Novell, GroupWise email systems, we have taken the first step to capitalize on this growing market for automated data storage management for Novell GroupWise email systems. We intend to utilize this same approach with other email platforms focused on providing automated data management for users of other email messaging systems such as Microsoft Exchange and Lotus Notes. We believe this vertical approach will broaden the adoption of our solutions in the electronic collaboration market, allowing our partners to remain focused on their core strengths in the markets they serve.

      o Europe, the Middle East, Africa, Japan and Asia represent active markets for expansion, with Europe representing the first market outside North America we will focus on. We intend to continue to internationalize and localize our products and solutions to penetrate this marketplace. During the current fiscal year we added a director of EMEA operations, based in the UK to support our European distribution partners.

RISK FACTORS

WE HAVE YET TO ESTABLISH ANY HISTORY OF PROFITABLE OPERATIONS AND EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE.

         We have yet to establish any history of profitable operations. We have incurred annual operating losses of $2,692,034, $2,516,312 and $2,164,199, for fiscal years 2001, 2002 and 2003 respectively. During the year ended September 30, 2004 we incurred an operating loss of $1,943,716. As a result, at September 30, 2004 we had an accumulated deficit of $19,054,981. Our revenues have not been sufficient to sustain our operations. We expect that our revenues may not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of products, solutions and services. No assurances can be given as to if or when this will occur or that we will ever be profitable.

WE WILL REQUIRE ADDITIONAL FINANCING TO SUSTAIN OUR OPERATIONS AND WITHOUT IT WE WILL NOT BE ABLE TO CONTINUE OPERATIONS.

         At September 30, 2004 we had working capital of $421,344. We had operating cash flow deficits of $910,519, $2,380,919, $2,223,765 and $1,866,295 for fiscal years ended September 30, 2000, 2001, 2002 and 2003 and for the year ended September 30, 2004, an operating cash flow deficit of $1,935,774. We will require additional financing in order to expand our business and continue operations. Our working capital requirements in the foreseeable future will depend on a variety of factors including our ability to implement our sales and marketing plan. There can be no assurance that we will be able to successfully negotiate or obtain additional financing or the terms thereof. Our ability to obtain additional capital will be dependent on the implementation of our business plan, market conditions, the national economy and other factors outside our control. If adequate funds are not available or are not available at acceptable terms, our ability to finance our expansion, develop or enhance services or products or respond to competitive pressures would be significantly limited.

           Because of the Company's recurring losses from operations and negative cash flow the Company's auditors have expressed substantial doubt about its ability to continue as a going concern.

OUR FUTURE OPERATING RESULTS ARE UNPREDICTABLE.

         Our operating results will depend on the enhancement of our existing products and the ability to market and sell the products. Any future success that we may achieve will depend upon many factors including factors which may be beyond our control or which cannot be predicted at this time. Uncertainties and factors which could cause actual results or events to differ materially from those set forth or implied include:

      o     Inability to acquire new customers;
      o     Inability to complete successful implementation of our software;
      o     Inability to provide applications in a manner that is scalable;
      o Inability to offer new services that complement our existing offerings; or
      o     Inability to increase awareness of our brand.

IF WE ARE UNABLE TO ADAPT OUR PRODUCTS TO RAPIDLY CHANGING TECHNOLOGY, OUR REPUTATION AND OUR ABILITY TO GROW OUR REVENUES COULD BE HARMED.

         The markets we serve are characterized by rapidly changing technology, evolving industry standards, emerging competition and the frequent introduction of new software. There is no assurance that we will be able to enhance existing products or develop new products that meet changing customer needs in a timely and cost-effective manner. Prolonged delays resulting from our efforts to adapt to rapid technological change, even if ultimately successful, could harm our reputation within our industry and our ability to grow our revenues.

WE FACE SIGNIFICANT COMPETITION FROM OTHER PROVIDERS OF COMPUTER SOFTWARE.

         Our competitors in the storage systems market consists of a small group of leading vendors, such as EMC, HP, IBM, Hitachi Data Systems and Network Appliance, and a cadre of hardware and software companies who OEM, remarket, or aggregate storage products from third parties.

         CaminoSoft's products compete in the data management and high availability software segments. The cost barriers for entry into these markets are relatively low, which means our competitors range from small companies with limited resources to large, more established companies with substantial resources. However, among all of these competitors (and in some cases technology partners), we believe none offer a cross-platform Windows/NetWare solution to round out their Information Lifecycle Management ("ILM") solution suites. Some competitors, regardless of size, have substantially greater financial, technical, marketing, distribution, personnel and other resources. It is possible that we may not have the resources to effectively compete with these companies.

OUR EARNINGS GROWTH IS DEPENDENT UPON ACCEPTANCE OF OUR PRODUCTS AND OUR ABILITY TO INCREASE DEMAND FOR DATA STORAGE AND MANAGEMENT SOFTWARE PRODUCTS.

         Our ability to generate profits depends primarily upon market acceptance of our data storage and management software products and the continued upgrade and sale of our high availability software products. Our products may not be able to be successfully marketed or achieve customer acceptance, and we may be unable to increase demand for our products. Our strategy to increase our customer base includes investment in programs designed to heighten consumer awareness of our products and services. If we do not successfully develop new products that keep pace with technology, our competitive position will be weakened.

THE MARKET FOR OUR PRODUCTS IS NEW AND EMERGING, AND IS CHARACTERIZED BY RAPID TECHNOLOGICAL ADVANCES, CHANGING CUSTOMER NEEDS AND EVOLVING INDUSTRY STANDARDS.

         We may not be successful in developing and marketing, on a timely and cost-effective basis, enhancements to our software products or new products which respond to technological advances and satisfy increasingly sophisticated customer needs. Our ability to meet our customers' needs and evolving industry standards will depend on our:

      o Ability to timely develop new software products that keep pace with developments in technology;

      o Ability to meet evolving customer requirements which are often changing;

      o     Success at enhancing our current product offerings; and

      o     Delivering those products through appropriate distribution channels.

         If we fail to introduce new products or if new industry standards emerge that we do not anticipate or adapt to, our software products could be rendered obsolete and our competitive position will be weakened.

OUR BUSINESS WILL SUFFER IF OUR SOFTWARE DEVELOPMENT IS DELAYED.

         Any failure to release new products and upgrades on time may result in:

      -     customer dissatisfaction;

      -     cancellation of orders;

      -     negative publicity;

      -     loss of revenue; and

      -     slower market acceptance.

OUR PERFORMANCE IS SUBSTANTIALLY DEPENDENT ON THE CONTINUED SERVICES AND THE PERFORMANCE OF OUR SENIOR MANAGEMENT AND OTHER KEY PERSONNEL.

         Our performance is substantially dependent on the continued services and the performance of our senior management and other key personnel. Our performance also depends on our ability to retain and motivate our other officers and key employees. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, prospects, financial condition and results of operations. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial and marketing personnel. Competition for such personnel is intense, and there can be no assurance that we can attract and retain the necessary technical, managerial and marketing personnel and this could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

WE MAY FACE INTERRUPTION OF PRODUCTION AND SERVICES DUE TO INCREASED SECURITY MEASURES IN RESPONSE TO TERRORISM.

         Our business depends on the free flow of products and services through the channels of commerce. Recently, in response to terrorists' activities and threats aimed at the United States, transportation, mail, financial and other services have been slowed or stopped altogether. Further delays or stoppages in transportation, mail, financial or other services could have a material adverse effect on our business, results of operations and financial condition. Furthermore, we may experience an increase in operating costs, such as costs for transportation, insurance and security as a result of the activities and potential activities. We may also experience delays in receiving payments from payers that have been affected by the terrorist activities and potential activities. The U.S. economy in general is being adversely affected by the terrorist activities and potential activities and any economic downturn could adversely impact our results of operations, impair our ability to raise capital or otherwise adversely affect our ability to grow our business.

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

      o We review our long-lived assets, which include property and equipment and capitalized software, for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than its carrying value, we record a write-down to reduce that asset to its estimated fair value. The fair value is determined based on discounted cash flows or appraised values depending on the nature of the asset.
      o Research and development costs, which consist primarily of software development costs, are expensed as incurred. Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed" ("SFAS 86"), provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established. As of September 30, 2004, the Company has capitalized approximately $325,000 of such software development costs. The Company expects to continue research and development projects into the future along with additional capitalized development as projects reach proof of concept stages of development. The current net balance of capitalized software is approximately $349,000. In the current fiscal year the Company has not capitalized any new software development. Software capitalized is stated at cost. Amortization is computed on the straight-line and accelerated methods based upon the estimated useful life of the asset, primarily seven years. During the current year the Company had approximately $284,000 in R & D expense compared to approximately $332,000 during the prior year. The Company will continue the R & D program into the future as new products are developed and integrated into our data management suite of solutions.
      o Revenue from sale of product is recognized when an arrangement exists with a determinable sales price, and shipment to the customer has occurred. Maintenance revenue is recognized ratably over the contract period. The Company's revenue recognition policies are in compliance with all applicable accounting regulations, including, Staff Accounting Bulletin No. 104 ("SAB 104"), Revenue Recognition in Financial Statements. American Institute of Certified Public Accountants (AICPA), Statement of Position (SOP) 97-2, Software Revenue Recognition, and (SOP) 98-9, Modification of SOP 97-2, with Respect to Certain Transactions. The current balance of deferred annual service revenue is approximately $250,000 which will be recognized ratably over the next twelve month period.

RESULTS OF OPERATIONS

           FISCAL YEARS ENDED SEPTEMER 30, 2004 AND SEPTEMBER 30, 2003

         During the current fiscal year, the Company continued to focus on development of features and upgrades on products, while expanding their functionalities to other operating platforms including Windows 2000. The Company has changed its sales and marketing strategy to focus on development and support for its data storage and management solutions and high availability solutions, while utilizing its partners' sales, marketing and distribution channels. Revenues for the current fiscal year increased by approximately 59% from $790,000 in fiscal year 2003 to $1,254,000 for the current fiscal year. Sales for the Company's software products were approximately $791,000 or 63% of the total revenue for the current fiscal year; annual service contracts constituted approximately 37% or the other $463,000 of the total revenue for the fiscal year as compared to approximately 24% in the prior fiscal year. The high availability products accounted for approximately 26% of the total revenue as compared to 65% in the prior fiscal year, with the Company's core HSM technology representing 37% of the total revenue for the current fiscal year as compared to 35% in the fiscal year ended September 30, 2003. Billings for annual service contracts decreased slightly resulting in a 5% decrease in deferred revenue for annual service contracts billed during the current fiscal year, from approximately $264,000 in fiscal year ended September 30, 2003 to approximately $250,000 in fiscal year ended September 30, 2004. Cost of sales increased from approximately $222,000 in the last fiscal year to approximately $248,000 in the current fiscal year representing an increase of approximately 12% reflecting increased revenues. Cost of sales as a percentage of revenue decreased from approximately 28% in fiscal year ended September 30, 2003 to approximately 20% during the current fiscal year. Gross profit increased by approximately 77% or $437,000 from $569,000 in year 2003 to $1,006,000 in fiscal year 2004 resulting from the Company's increased revenue from product sales during the current fiscal year.

         Selling and administrative expenses for the current year were approximately $2,656,000, an increase of approximately $347,000 or 15% as compared to fiscal year 2003. The increase was a result of the Company's continued effort to extend the advertising and marketing program throughout the year to help create continued product awareness in the end user and value added reseller channel. The Company also hired additional executive management during the current fiscal year. The change from a direct sales approach to one of a support role for the Company's OEM partners sales forces continued during the fiscal year, which reduced wage expense related to direct selling, while increasing the expense related to marketing and sales support for our OEM partners distribution channels. The Company intends to continue to expand the sales and marketing support areas to train both technical support teams and sales forces for the Company's distribution partners into the future.

         Depreciation and amortization expense for the fiscal year of $10,000 was a slight increase of approximately 25% or $2,000 as compared to fiscal year ended September 30, 2003 for additional office and test equipment purchased during the current fiscal year.

         Research and development expense for the current year was approximately $284,000 as compared to approximately $332,000 for fiscal year 2003. This decrease is part of the ongoing plan to stabilize the product line, while adding features and upgrades to the original software products. During the current fiscal year, the Company completed and certified its Windows 2000 XP client software and are certifying an upgraded version of the OFFSite Archive high availability solution, the first high availability product released under the CaminoSoft name. The Company began new research and development projects during the second half of the current year and plans to continue the research and development program at an increased rate during the coming year. As projects complete and become viable the Company expects to capitalize portions of the development expense during the upcoming fiscal year.

         There was no other income during the current fiscal year. The current fiscal year included approximately $200,000 of interest expense related to borrowing balances, which is an increase in interest expense of approximately $115,000 over fiscal year 2003. Approximately $84,000 of the total fiscal year interest expense was non cash pre-paid interest which is expensed over the term of the debentures and loan.

LIQUIDITY AND CAPITAL RESOURCES

         The Company incurred a net loss of $2,144,075 and $2,164,199 for the years ended September 30, 2004 and 2003, respectively, and has an accumulated deficit of $19,054,981 as of September 30, 2004. The Company will require additional financing in order to expand its business and continue operations. The Company's working capital requirements in the foreseeable future will depend on a variety of factors including its ability to implement its sales and marketing plan. If adequate funds are not available or are not available at acceptable terms, the Company's ability to finance its expansion, develop or enhance services or products or respond to competitive pressures would be significantly limited. Because of the Company's recurring losses from operations and negative cash flow the Company's auditors have expressed substantial doubt about its ability to continue as a going concern.

         During fiscal year 2004, the Company's cash position decreased by approximately $16,000, from approximately $437,000 on September 30, 2002 to $421,000 on September 30, 2004. The Company increased revenues during the fiscal year yet is still not at a break even point operationally resulting in the decrease in cash.

         In December 2002, the Company issued a 6% convertible debenture for up to $1,000,000. The Company made monthly draws based on cash flow to replenish operating funds. Interest of 6% per annum will be paid in monthly installments for three years based on the unpaid principal balance. The debenture matures on November 27, 2005, at which time the unpaid principal amount and all accrued and unpaid interest will become due and payable in full. The full amount has been drawn on the debenture and the Company is paying interest monthly based on the outstanding principal balance.

         During July 2003, the Company issued a 6% convertible debenture for $750,000. Interest at the rate of 6% per annum is payable in monthly installments for 26 months based on the unpaid principal balance. The debenture matures on November 27, 2005, at which time the unpaid principal amount and all accrued and unpaid interest will become due and payable in full. The debenture is convertible, at the option of the holder, into shares of the Company's common stock, with an initial conversion price of $0.50 per share. However, if the five day average closing price for the Common Stock immediately prior to each Disbursement is below the $0.50 initial conversion price, the average closing price for such period shall become the conversion price. The full amount has been drawn on the debenture and the Company is paying interest monthly on the outstanding principal balance.

         During December 2003 the Company issued in a private placement 3,243,243 shares of common stock and 5 year warrants to purchase 3,243,243 shares with 50% of the warrants at an exercise price of $0.74 and 50% at an exercise price of $1.11 for $1,200,000. The funds will be used to support business expansion and operations.

          During July 2004, the Company received $750,000 from a two year secured loan from Renaissance Capital Group managed funds. Interest is being paid at 7% in monthly installments based on the outstanding principal balance. As part of the funding, the Company issued five year warrants to purchase an aggregate of 1,415,094 shares of Common Stock at an exercise price of $0.53 per share.

         During September 2004, the Company issued 340,136 shares of common stock to Fusion Capital Partners, LLC. as commitment shares in conjunction with a stock purchase agreement with Fusion Capital Fund II, LLC pursuant to which Fusion Capital agreed to purchase on each trading day during the term of the agreement. $10,000 of our common stock up to an aggregate of $6,000,000. The $6,000,000 of common stock is to be purchased over a 30-month period, subject to a three month extension or earlier termination at the Company's discretion. The purchase price of the shares of common stock will be equal to a price based upon the future market price of the common stock without any fixed discount to the market price. Fusion Capital does not have the right or the obligation to purchase shares of the Company's common stock in the event that the market price of the common stock is less than $0.25 per share. Fusion's obligations under the stock purchase agreement is conditional on the Company having an effective registration statement covering the resale of the shares issued to Fusion Capital.

         If the Company's revenue projections for 2005 are not met, the operating plan calls for expense reductions in all non technical and sales related functions. Without a continued increase in revenues during the first half of fiscal year 2005 the Company will reduce expenses to compensate for lack of continued revenue growth. No assurances can be given that the Company will continue to achieve increased revenues or achieve profitability in 2005. The Company will require additional financing in order to expand its business and continue operations. Our working capital requirements in the foreseeable future will depend on a variety of factors including our ability to implement our sales and marketing plan. There can be no assurance that we will be able to successfully negotiate or obtain additional financing or the terms thereof. Our ability to obtain additional capital will be dependent on the implementation of our business plan, market conditions, the national economy and other factors outside our control. If adequate funds are not available or are not available at acceptable terms, our ability to finance our expansion, develop or enhance services or products or respond to competitive pressures would be significantly limited. The failure to secure necessary financing will have a material adverse effect on our business, prospects, financial condition and results of operations. In addition, such failure may require the Company to dramatically cut back or suspend its operations or seek bankruptcy protection.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

         The following summarizes our contractual obligations at September 30, 2004 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

                                     Payments due by Period

                                    Less than      1-3            4-5               After
                           Total     1-year        Years         Years             5 Years
                      --------------------------------------------------------------------
Notes payable         $2,500,000                 $2,500,000                     $       --
Employment
 Agreements              159,000      159,000
Consulting Contract       27,500       27,500
Operating leases         202,722      120,037       82,685           --                 --
                      --------------------------------------------------------------------
                      $2,889,222   $  306,537   $2,582,685   $       --         $       --
                      ====================================================================

         Except for the operating leases, employment agreements and consulting contracts above, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

NEW ACCOUNTING PRONOUNCEMENTS

         In December 2003, the SEC issued SAB 104, which supercedes SAB 101. While the wording of SAB 104 has changed to reflect the issuance of Emerging Issues Task Force Issue No. 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables" (EITF 00-21), the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material effect on our financial condition or results of operations.

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

         In December 2004, the FASB issued SFAS 123R "Share-Based Payment," a revision to FASB No. 123, SFAS 123R replaces existing requirements under SFAS No. 123 and APB Opinion NO. 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. SFAS 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. For small-business filers, SFAS 123R will be effective for interim periods beginning after December 15, 2005. The Company is currently determining what impact the proposed statement would have on its results of operations and financial position.

Item 7.           FINANCIAL STATEMENTS

         The following is a list of financial statements filed herewith:

         Consolidated Balance Sheets as of September 30, 2004 and September 30, 2003

         Consolidated Statements of Operations for the years ended September 30, 2004 and 2003

         Consolidated Statements of Shareholders' Deficit for the years ended September 30, 2004 and 2003

         Consolidated Statements of Cash Flows for the years ended September 30, 2004 and 2003

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

      (b)   Changes in Internal Controls

            There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls that occurred during the Company's last fiscal quarter.

                                    PART III

Item  9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         As of December 15, 2004, the directors and executive officers of the Company are as follows:

         Name                       Age              Position
 -----------------                  ---              ---------
 Robert Pearson                      68              Director

 Steven Spector                      57              Chairman of the Board

 Robert Degan                        65              Director

 Walter Kornbluh                     73              Director

 Stephen Crosson                     45              Chief Financial Officer,
                                                     Chief Operating Officer,
                                                     Secretary & Director

 Russell Cleveland                   65              Director

 John Schmit                         36              Director

 Michael Skelton                     56              Chief Executive Officer,
                                                     Director

         Robert Pearson, Mr. Pearson, who became a director in 1997, has been associated with Renaissance Capital Group ("RCG") since April 1994. RCG is the investment advisor of the largest shareholders of the Company. Presently, Mr. Pearson serves as a Senior Vice President and Director of Corporate Finance of RCG. He served as Executive Vice President of the Thomas Group from May 1990 to March 1994. For 25 years, Mr. Pearson held various senior management positions at Texas Instruments, including Vice President of Finance from October 1983 to June 1985. Mr. Pearson holds directorships in the following companies: Digital Learning Management Corporation; Advanced Power Technology, Inc., a power semiconductor manufacturer; eOriginal, Inc., a privately owned developer of technology and software for creation of electronic contracts, Laserscope, Inc., a marketer and manufacturer of lasers for medial use, and Simtek Corporation, a fables semiconductor company that designs and markets non-volatile static random access memories.

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

         Robert Degan, Mr. Degan became a director in January 2001. From 1989 to 1996, Mr. Degan was President and Chief Executive Officer of Tylink Corporation, a private company, which designs, manufactures and markets digital access products. In August, 1996, Tylink Corporation was acquired by Sync Research a public company. From August 1996 to December 1996 Mr. Degan was Executive Vice President of Sync Research. From 1997 to 1998, Mr. Degan was Chairman, President and Chief Executive Officer of Summa Four Inc., a public company, which is a leading provider of switching platforms. In 1998 Summa Four, Inc. was acquired by Cisco Systems, Inc. and from 1998 through 1999 Mr. Degan was General Manger of the Enhanced Services and Migration business unit of Cisco Systems, Inc. From 2000 to the present Mr. Degan has been a private investor.

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

         Stephen Crosson joined the Company in March 1985 and was manager of accounting and government contracts and logistics. In September 1989, Mr. Crosson became a financial analysis officer with First Interstate Banks Controller's office. In March 1992, Mr. Crosson returned to the Company as Director of Operations. In April 1995, he became Vice President of Operations. In January of 1997, Mr. Crosson became Corporate Secretary and in April 1998 he became Chief Operating Officer and Treasurer. In January 2003, Mr. Crosson became the Chief Executive Officer, and in August 2003, Mr. Crosson was elected a director. In April 2004, Mr. Crosson became the Chief Financial Officer.

         Russell Cleveland, Mr Cleveland became a director in February 2004. Mr. Cleveland is the President, Chief Executive Officer, sole director, and the majority shareholder of the RENN Capital Group, Inc. He is a Chartered Financial Analyst with more than 35 years experience as a specialist in investments for smaller capitalization companies. A graduate of the Wharton School of Buisness, Mr. Cleveland servers of the Boards of Directors of Renaissance US Growth Investment Trust PLC, BFS US Special Opportunities Trust PLC, Renaissance Capital Growth & Income Fund III, Inc., Integrated Security Systems, Inc., Tutogen Medical, Inc., Digital Recorders, Inc., and Cover-All Technologies, Inc.

         John Schmit, Mr. Schmit became a director in April 2004. Since 1997, Mr. Schmit has been the Vice President, Investments of the RENN Capital Group, Inc. From September 1992 to September 1994, Mr. Schmit practiced law with the law firm of Gibson, Ochsner & Adkins in Amarillo, Texas. He is a director of Gasco Energy, Inc. and Obsidian Enterprises, Inc.

         Michael Skelton, Mr. Skelton joined the Company in April 2004 as the Chief Executive Officer. From August 2001 to April 2004, Mr. Skelton was an interim executive management consultant working with public and private technology companies. From 1987 to 1992, Mr. Skelton was Vice President and General Manager of TAB Products Co. a records management company. From 1993 to 1995, Mr. Skelton was Vice President of Sales and Marketing for SCO Inc., a company that provides UNIX operating system software. From 1996 to 1997 Mr. Skelton was President and C.E.O. of TracePoint Technology, Inc., a provider of software developer tools. From 1998 to 1999, Mr. Skelton was Vice President of Sales for NetManage, Inc., a provider of enterprise application integration software and services. From January 2000 to July 2001, Mr. Skelton was President and C.E.O. of Menta Software, Ltd., which provided technology to web enable Microsoft Windows applications.

FAMILY RELATIONSHIPS

         There are no family relationships between or among the directors, executive officers or persons nominated or charged by us to become directors or executive officers.

MEETINGS; ATTENDANCE; COMMITTEES

         The Board has an Audit Committee. The duties of the Audit Committee include (i) recommending to the Board the engagement of the independent auditors, (ii) reviewing the scope and results of the yearly audit by the independent auditors, (iii) reviewing our system of internal controls of procedures, and (iv) investigating when necessary matters relating to the audit functions. It reports to the Board concerning its activities. The current members of this Committee are Messrs. Kornbluh, Spector and Degan. The Board of Directors has determined that Walter Kornbluh is the Audit Committee Financial Expert Mr. Kornbluh is not deemed to be independent under applicable rules.

         The Board also has a Compensation Committee. The Compensation Committee makes recommendations to the Board concerning compensation and other matters relating to employees. The Committee also grants options under, and administers, our Stock Option Plan. The current members of the Committee are Messrs. Degan, Kornbluh, Pearson and Spector. The Compensation Committee has held one meeting during the current fiscal year.

DIRECTOR COMPENSATION

         Directors do not receive any annual compensation. Outside directors receive $1,000 each for each meeting attended and reimbursement for out-of-pocket expenses for attending meetings. Mr. Pearson, Mr. Cleveland and Mr. Schmit have waived the meeting fees. During the current fiscal year directors received 85,000 options to purchase common stock at $0.41 per share based on the Company's Year 2000 Employee Stock Option Plan.

EMPLOYMENT AGREEMENTS

         During the fiscal year ended September 30, 2004, the Company entered into an at will employment agreement with Michael Skelton (C.E.O. & Director) on April 12, 2004, for an indeterminate period at $14,000 per month. The contract may be terminated by the Company at any time. If terminated without cause Mr. Skelton will receive as severance salary and benefits for up to 6 months after termination. Mr. Skelton also received 1,400,000 employee stock options.

         The Company entered into a 2 year employment agreement with Stephen Crosson (C.O.O. , C.F.O. & Director) on August 1, 2003. The agreement was amended on April 19, 2004. Mr. Crosson receives $12,500 per month and will receive a bonus fee of 1% of any acquisition price or licensing fee over $1,000,000 paid to the Company on its behalf. If Mr. Crosson is terminated without cause he will receive salary and benefits for up to 6 months after termination.

         The Company entered into a consulting agreement with Director Walter Kornbluh on August 1, 2003 for 2 years expiring on August 1, 2005. Mr. Kornbluh receives compensation of $2,500 per month during the term of the contract. He is also to receive a 5% finders fee on any acquisition or financing deal he initiates that is consummated by the Company.

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

Item  10. EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid by the Company for its fiscal years ended September 30, 2004, 2003 and 2002 to its Chief Executive Officer and Chief Financial Officer (the "Named Executive Officers"). No other executive officer received compensation which exceeded $100,000 for the fiscal year ended September 30, 2004.

                                                                            Long Term
                      ANNUAL   COMPENSATION                                Compensation
                                                                             Awards
-------------------------------------------------------------------------- Securities
                         FISCAL YEAR                           ALL         Underlying
NAME AND                   ENDED                               OTHER        Options
PRINCIPAL POSITION      SEPTEMBER 30,  SALARY       BONUS   COMPENSATION      SARs
---------------------   ------------ ---------     -------  ------------   ------------
Michael Skelton,            2004     $ 168,000        --          --        1,400,000
Chief Executive
Officer
Stephen Crosson,            2004     $ 150,000        --          --          300,000
Chief Financial             2003     $ 137,500        --          --          200,000
Officer,
Chief Operating             2002     $ 133,125        --          --           50,000
Officer,Corporate
Secretary & Director

                              OPTION GRANTS IN 2004

         The following table sets forth certain information regarding option grants to the Named Executive Officers during the fiscal year ended September 30, 2004.

                                    Number of        Percentage of
                                    Securities       Total Options     Average
                                    Underlying       Granted to        Exercise
                                    Options          Employees         Price          Expiration
NAME                                Granted (1)      In 2004           Per Share      Date
----                                -----------      ---------         ---------      ----------
Michael Skelton. . . . . . . . .    1,400,000          68.76%           $0.63         12/08/2009
Stephen Crosson . . . . . . . .       300,000          14.73%           $0.55         12/08/2009

    (1) Options were granted under the year 2000 Employee Stock Option Plan.

                   OPTION EXERCISES AND FISCAL YEAR-END VALUES

                                                   Number of Securities               Value of
                       Shares                    Underlying Unexercised         Unexercised in the Money
                     Acquired         Value        Options at Year-End           Options at Year-End
Name              On Exercise       Realized     Exercisable  Unexercisable     Exercisable Unexercisable
---------------   ---------------  -----------   -----------  -------------     ----------- -------------
Michael Skelton          --          --                --          --               --             --
Stephen Crosson          --          --                --          --               --             --

         There were no options exercised by the Named Executive Officers during fiscal year 2004.

                                 CODE OF ETHICS

         The Company has adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer and principal accounting officer.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 1, 2004 by (I) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's directors; (iii) the named Executive Officers; and (iv) executive officers and directors of the Company as a group:

                                                          COMMON STOCK (1)
                                                          ----------------
                                                     NUMBER OF    PERCENTAGE OF
         NAME AND ADDRESS (2)                         SHARES      OUTSTANDING(3)
         --------------------                      ------------     ---------
Robert Pearson . . . . . . . . . . . . . . . 4)      ----              ----

Robert Degan . . . . . . . . . . . . . . . .         333,000 (5)       ----

Steven Spector . . . . . . . . . . . . . . .         452,600(6)        ----

Walter Kornbluh . . . . . . . . . . . . . . .      1,310,880 (7)        8.98

Stephen Crosson . . . . . . . . . . . . . . .      1,365,560 (8)        9.32

Renaissance Capital Growth &
Income Fund III, Inc. . . . . . . . . . . . .      3,193,333 (9)       36.33
     8080 N. Central Expressway
     Suite 210
     Dallas, Texas  75206

Renaissance US Growth &
Income Trust PLC . . . . . . . . . . . . . .       2,458,567 (10)      28.04
     8080 N. Central Expressway
     Suite 210
     Dallas, Texas 75206

BFSUS Special Opportunities
Trust PLC . . . . . . . . . . . . . . . . . .      3,435,763 (11)      36.48
     8080 N. Central Expressway
     Suite 210
     Dallas, Texas 75206

Michael Skelton . . . . . . . . . . . . . . .      1,400,000 (12)       9.42

All executive officers and
     directors as a group
     (5 persons) . . . . . . . . . . . . . .       4,862,040           27.23
--------------------------------------------------------------------------------

(1) As used herein, the term beneficial ownership is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power and/or sole or shared investment power subject to community property laws where applicable.
(2) Except as indicated, the address of each person is c/o the Company at 600 Hampshire Road, #105, Westlake Village, California 91361.
(3) Based on 13,462,750 shares of Common Stock outstanding, as of December 15, 2004.
(4) Does not include any shares owned by the Renaissance funds described in the table. Mr. Pearson is an executive officer of Renaissance Capital Group, Inc. ("RCG") which is the investment advisor to the Fund and BFS US and the investment manager of Renaissance U.S.
(5) Includes four year non-qualified options from the Company to purchase 65,000 shares at $3.63 per share and four year non-qualified options from the Company to purchase 50,000 shares at $.95 per share, 35,000 shares from the Company at $.61 per share, 85,000 shares from the Company at $.44 per share and options to purchase 85,000 shares from the Company at $0.41 per share.
(6) Includes four year non-qualified stock options from the Company for 65,000 shares at $3.63 per share and four year non-qualified options from the Company to purchase 50,000 shares at $.95 per share, 35,000 shares from the Company at $.61 per share, 85,000 from the Company at $.44 per share, options to purchase 100,000 shares at $0.41 per share and a three year warrant from the Company to purchase 30,000 shares at $1.55 per share.
(7) Includes currently exercisable options to purchase 92,000 shares from the Company at $.56 per share, 180,000 shares from the Company at $3.87 per share, 90,000 shares from the Company at $5.00 per share, 180,000 shares from the Company at $1.55 per share, 50,000 shares from the Company at $.95 per share, 100,000 shares from the Company at $.61 per share, 50,000 shares from the Company at $.44 per share and options to purchase 85,000 shares at $0.41 per share.
(8) Includes currently exercisable options to purchase 48,000 shares from the Company at $.56 per share, 120,000 shares from the Company at $3.87 per share, 60,000 shares from the Company at $5.00 per share, 120,000 shares from the Company at $1.55 per share, 50,000 shares from the Company at $.95 per share, 100,000 shares from the Company at $.61 per share, 100,000 shares from the Company at $.44 per share, options to purchase 300,000 shares at $0.55 per share and options to purchase 85,000 shares at $0.41 per share.

(9) According to Schedule 13D, dated January 15, 2003, RCG is the investment advisor of the Fund. The Common Shares deemed to be beneficially owned by the Fund are comprised of 3,539,414 shares of our Common Stock. Options to purchase 26,500 shares at $0.95 per share, options to purchase 4,368 shares at $0.61 per share, options to purchase 38,250 shares at $0.44 per share, warrants to purchase 500,000 shares at $1.00 per share, warrants to purchase 540,541 shares at $0.74 per share, warrants to purchase 540,540 shares at $1.11 per share and warrants to purchase 471,698 shares at $0.53 per share.
(10) According to a Schedule 13D, dated January 15, 2003, RCG is the Investment Manager of Renaissance US. The Common Shares deemed to be beneficially owned by the Fund are comprised of 2,657,748 shares of our Common Stock and warrants to purchase 540,541 shares at $0.74 per share, warrants to purchase 540,540 shares at $1.11 per share and warrants to purchase 471,698 shares at $0.53 per share.
(11) According to a Schedule 13D, dated January 15, 2003, RCG is the Investment Advisor for BFS US. The Common Shares deemed to be beneficially owned by BFS US are comprised of 1,963,981 shares of Common Stock and 3,088,352 shares of Common Stock issuable upon conversion of an aggregate of $1,750,000 of 6% Convertible Debenture at a weighted average conversion price of $0.63 per share. Also includes warrants to purchase 540,541 shares at $0.74 per share, warrants to purchase 540,540 shares at $1.11 per share and warrants to purchase 471,698 shares at $0.53 per share.
(12) Includes options from the Company to purchase 1,400,000 shares at $0.63 per share. Currently the options are not exercisable.

Equity Compensation Plan Information

         The following table sets forth certain information regarding the Company's 2000 Stock Option Plan. All information set forth below is as of September 30, 2004, pursuant to applicable regulations.

                                                                           Number of securities remaining
                       Number of Securities to      Weighted-average       available for future issuance under
                       Be issued upon exercise      exercise price of      equity compensation plans(excluding
                       Of outstanding options,      outstanding options,   securities warrants and rights warrants
                       Warrants and rights          warrants and rights    and rights reflected in (a)) (a) (b)
                               (a)                         (b)                                (c)
Equity compensation
Plans approved by           10,289,337                  $0.95                     1,016,000
Security holders

Equity compensation
Plans not approved by               --                    --                        --
Holders

         TOTAL              10,289,337                  $0.95                     1,016,000

Shareholder Approved Plans:

The 2000 Stock Option Plan

         The Company's shareholders approved the 2000 Stock Option Plan as amended (the "Plan") in April 2001. Currently, the Plan authorizes the grant of options to purchase up to 6,000,000 shares of the Company's Common Stock, of which options to purchase 1,016,000 shares were available for future issuance as of December 15, 2004.

Non-Shareholder-Approved Plans:

         There are no Non-Shareholder Approved Plans as of December 15, 2004.

Item  12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On November 27, 2002, the Company entered into a $1,000,000 6% Convertible Debenture Agreement with BFS US (the "BFS US Debenture"). The full amount was drawn during the fiscal year ended September 30, 2003. Interest of 6% per annum will be paid in monthly installments for three years based on the unpaid principal balance. The BFS US Debenture matures on November 27, 2005, at which time the unpaid Principal Amount, and all accrued and unpaid interest and other charges, fees, and payments will be due and payable. The conversion price is set at $1.00 unless, however, the five (5)-day average closing price for the Company's common stock immediately prior to a disbursement is below $1.00, in which case, such five (5)-day average shall become the Conversion Price. As of September 30, 2004, we had a note payable principal balance of $1,000,000 in connection with this convertible debenture and not further funds available to borrow on this debenture.

         During July 2003, the BFS US entered into a $750,000 6% Convertible Debenture with the Company. The full amount was drawn during the fiscal year ended September 30, 2003. Interest at a rate of 6% per annum is payable in monthly installments for 26 months based on the unpaid principal balance. The debenture matures on November 27, 2005, at which time the unpaid Principal Amount, and all accrued and unpaid interest and other charges, fees, and payments then due under the debenture will be due and payable in full. The debenture is convertible, at the option of the holder into shares of the Company's common stock, with an initial conversion price of $0.50 per share. However, if the five (5)-day average closing price for the Common Stock immediately prior to each disbursement is below the $0.50 initial conversion price, the average closing price for such period shall become the conversion price. As of September 30, 2004, we had a note payable principal balance of $750,000 in connection with this convertible debenture and not further funds available to borrow on this debenture.

         On December 18, 2003 the Company issued to the Fund, BFS US and Renaissance US in a private placement an aggregate of 3,243,243 shares of common stock and 5-year warrants to purchase an aggregate of 3,243,243 shares with 50% of the warrants at an exercise price of $0.74 per share and 50% at an exercise price of $1.11 per share for $1,200,000. The investors are affiliated with Renaissance Capital Group, Inc. See "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

         During July 2004, the Company received $750,000 from a two year secured loan from Renaissance Capital Group, Inc. managed funds. Interest will be paid at 7% in monthly installments based on the outstanding principal balance. As part of the funding, the Company issued five year warrants to purchase an aggregate of 1,415,094 shares of Common Stock at an exercise price of $0.53 per share.


Item  13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

3.1      Amended and Restated Articles of Incorporation
3.2      Bylaws
4.1      Licensing Agreement with Legato Systems, Inc. dated December13, 2002
4.2      Common Stock Purchase Agreement with Fusion Capital Fund II,
         LLC, dated as of September 16, 2004, incorporated herein by reference to the Form 8-K, File No. 033-64534-LA, filed
         September 17, 2004
4.3      Registration Rights Agreement with Fusion Capital Fund II,
         LLC, dated as of September 16, 2004, incorporated herein by reference to the Form 8-K, File No. 033-64534-LA, filed September 17, 2004
4.4      7% Secured Subordinated Promissory Note, dated July 19, 2004
4.5      Common Stock Purchase Warrant, dated July 19, 2004
4.6      Registration Rights Agreement, dated July 19, 2004
4.7      Convertible Loan Agreement, dated November 27, 2002
4.8      6% Convertible Debenture, dated November 27, 2002
4.9      Securities Purchase Agreement, dated December 18, 2003
4.10     Stock Purchase Warrant, dated December 18, 2003
4.11     Stock Purchase Warrant, dated December 18, 2003
10.1     Employment Agreement of Michael Skelton
10.2     Employment Agreement of Stephen Crosson
10.3     Consulting Agreement of Walter Kornbluh

   Exhibit  14      Code of Ethics

   Exhibit  22      Subsidiaries

   Exhibit 31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

(b) Reports on Form 8-K.

None

Item  14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

         During the Company's last two fiscal years, BDO Seidman LLP, the Company's principal accountant, billed $65,785 in 2003 and $68,500 for professional services for the audit of the Company's annual financial statements and review of the Company's financial statements included in the Company's Form 10-QSB's.

         The following table sets forth fees for services BDO Seidman LLP provided during fiscal years 2004 and 2003:

                       2004      2003
                     -------   -------
Audit Fees (1)       $60,000   $57,500

Tax Fees (2)           8,500     8,285

All Other Fees (3)        --        --
                     -------   -------

         Total       $68,500   $65,785

(1) Represents fees for professional services provided in connection with the audit of the Company's annual financial statements and review of the Company's quarterly financial statements.
(2) Represents fees for services and advice provided in connection with preparation of the Company's federal and state tax returns.
(3) During fiscal years 2004 and 2003 the Company did not incur any other fees related to financial statements and other services provided.
     The Audit Committee approves in advance audit and non-audit services to be provided by BDO Seidman, LLP. In other cases, in accordance with Rule 2-01(c)(7) of Securities and Exchange Commission Regulation S-X, the Audit Committee has delegated pre-approval authority to the Chairman of the Audit Committee for matters which arise or otherwise require approval between regularly scheduled meetings of the Audit Committee, provided that the Chairman report such approvals to the Audit Committee at the next regularly scheduled meeting of the Audit Committee.

                                   SIGNATURES


         In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     CAMINOSOFT CORP

                                                     By /s/   STEPHEN CROSSON
                                                        ------------------------
                                                        Chief Financial Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                               Capacity                            Date
---------------------------------------------    ---------------------              -----------------
/s/ STEVEN SPECTOR                               Chairman of the Board              December 22, 2004
--------------------------------------------
Steven Spector

/s/ WALTER KORNBLUH                              Director                           December 22, 2004
--------------------------------------------
Walter Kornbluh

/s/ STEPHEN CROSSON                              Chief Financial Officer,           December 22, 2004
--------------------------------------------     Chief Operating Officer
Stephen Crosson                                  Secretary, Treasurer
                                                 and Director

/s/ ROBERT PEARSON                               Director                           December 22, 2004
--------------------------------------------
Robert Pearson

/s/ ROBERT DEGAN                                 Director                           December 22, 2004
---------------------------------------------
Robert Degan

/s/ RUSSELL CLEVELAND                            Director                           December 22, 2004
--------------------------------------------
Russell Cleveland

/s/ JOHN SCHMIT                                  Director                           December 22, 2004
--------------------------------------------
John Schmit

/s/ MICHAEL SKELTON                              Chief Executive Officer,           December 22, 2004
--------------------------------------------     Director
Michael Skelton

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
CaminoSoft Corp.

We have audited the accompanying balance sheets of CaminoSoft Corp. as of September 30, 2004 and 2003 and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CaminoSoft Corp. at September 30, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Los Angeles, California
November 24, 2004

                                CAMINOSOFT CORP.
                           CONSOLIDATED BALANCE SHEETS


                                                                         SEPTEMBER 30,
                                                                 ----------------------------
ASSETS                                                               2004            2003
                                                                 ------------    ------------
Current assets:
   Cash and cash equivalents                                     $    421,344    $    436,782
   Accounts receivable, net of allowance of $20,000 and $5,687        213,678         251,037
   Prepaid expenses                                                        --           6,000
                                                                 ------------    ------------
Total current assets                                                  635,022         693,819
                                                                 ------------    ------------

Property and Equipment, net of accumulated depreciation of             41,050          21,130
     $31,730 and $21,986 (Note 2)

Software, net of accumulated amortization of,                         348,561         466,773
     $478,829 and $360,617 (Note 3)

Deposits                                                               11,642          11,792

Deferred financing costs (Note's 4 and 5)                             546,461         132,169
                                                                 ------------    ------------

Total assets                                                     $  1,582,736    $  1,325,683
                                                                 ============    ============

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
   Trade accounts payable                                        $     91,319    $    125,753
   Accrued Liabilities                                                145,733         144,948
   Deferred revenues                                                  250,304         264,555
                                                                 ------------    ------------

Total current liabilities                                             487,356         535,256

Notes Payable (Note 4)                                              2,500,000       1,750,000
                                                                 ------------    ------------
Total liabilities                                                   2,987,356       2,285,256

     issued and outstanding 13,462,750 and 9,879,371 shares        17,650,361      15,951,333

   Accumulated deficit                                            (19,054,981)    (16,910,906)
                                                                 ------------    ------------

Total shareholders' deficit                                        (1,404,620)       (959,573)
                                                                 ------------    ------------
Total liabilities and shareholders' deficit                      $  1,582,736    $  1,325,683
                                                                 ============    ============

          See accompanying notes to consolidated financial statements.

                                CAMINOSOFT CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         YEARS ENDED SEPTEMBER 30,
                                                        ----------------------------
                                                             2004            2003
                                                        ------------    ------------
SALES                                                   $  1,253,610    $    790,156

COST OF SALES                                                247,515         221,635
                                                        ------------    ------------
GROSS PROFIT                                               1,006,095         568,521

OPERATING EXPENSES
     Sales and administrative                              2,655,657       2,308,747
     Depreciation and amortization                             9,744           7,682
     Research & Development                                  284,410         332,323
                                                        ------------    ------------

Total operating expenses                                   2,949,811       2,648,752
                                                        ------------    ------------
Loss from operations                                      (1,943,716)     (2,080,231)

OTHER INCOME (EXPENSE)
     Interest expense                                       (200,380)        (84,592)
     Interest income                                              21             624
                                                        ------------    ------------
Total other income (expense)                                (200,359)        (83,968)
                                                        ------------    ------------

Net loss applicable to common stock                     ($ 2,144,075)   ($ 2,164,199)
                                                        ============    ============
Weighted average number of common shares outstanding:
     (basic and diluted):                                 12,390,202       9,879,371
                                                        ============    ============
Net loss per common share:
   (basic and diluted)                                  ($      0.17)   ($      0.22)
                                                        ============    ============


           See accompanying notes to Consolidated Financial Statements

                                                           CAMNOSOFT CORP
                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS DEFICIT


                                                                               COMMON STOCK
                                                                      ----------------------------     ACCUMULATED
                                                                         SHARES          AMOUNT          DEFICIT          TOTAL
                                                                      ------------    ------------    ------------    ------------
BALANCE, at September 30, 2002                                           9,873,171    $ 15,931,255    ($14,746,707)   $  1,184,548

Common stock issued for services                                             6,200           5,952                           5,952

Warrant to purchase common stock issued for services                                        14,126                          14,126

Net loss                                                                                                (2,164,199)     (2,164,199)
                                                                      ------------    ------------    ------------    ------------

Balance, at September 30, 2003                                           9,879,371    $ 15,951,333    ($16,910,906)   ($   959,573)

Common stock and warrants issued in private placement                    3,243,243       1,200,000                       1,200,000

Common stock issued for equity line                                        340,136         187,075                         187,075

Warrant to purchase common stock issued in connection with financing                       311,953                         311,953

Net loss                                                                                                (2,144,075)     (2,144,075)
                                                                      ------------    ------------    ------------    ------------
Balance, at September 30, 2004                                          13,462,750    $ 17,650,361    ($19,054,981)   ($ 1,404,620)
                                                                      ============    ============    ============    ============

                                     See accompanying notes to Consolidated Financial Statements

                                 CAMINOSOFT CORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               YEARS ENDED SEPTEMBER 30,
                                                                              --------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  2004           2003
                                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                   ($2,144,075)   ($2,164,199)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
          Change in allowance for doubtful accounts                                14,313             --
          Depreciation and amortization                                           212,692        125,891
          Common stock and common stock warrants issued for services                   --         20,078
     Changes in operating assets and liabilities:
          Accounts receivable                                                      23,046       (189,623)
          Prepaid expense                                                           6,000         47,647
          Deposits and other                                                          150         (2,211)
          Accounts payable and accrued expenses                                   (33,649)        73,743
          Deferred revenue                                                        (14,251)       222,379
                                                                              -----------    -----------
Net cash used in operating activities                                          (1,935,774)    (1,866,295)

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in fixed assets                                                   (29,664)       (23,344)
                                                                              -----------    -----------

Net cash used in investing activities                                             (29,664)       (23,344)

CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowings on notes payable                                                  750,000      1,750,000
     Proceeds from the issuance of common stock                                 1,200,000             --
                                                                              -----------    -----------

Net cash provided by financing activities                                       1,950,000      1,750,000
                                                                              -----------    -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (15,438)      (139,639)

CASH AND CASH EQUIVALENTS, beginning of year                                      436,782        576,421
                                                                              -----------    -----------
CASH AND CASH EQUIVALENTS, end of year                                        $   421,344    $   436,782
                                                                              ===========    ===========
Supplemental non-cash financing and investing activities Cash paid for:
       Interest                                                               $   115,644    $    34,386
                                                                              ===========    ===========
       Income taxes                                                           $         0    $         0
                                                                              ===========    ===========

      During the year ended September 30, 2004, the Company issued 1,415,094 warrants to purchase the Company's common stock at $0.53 per share with a fair value of $311,953 in connection with a 7% 2 year $750,000 loan to the Company (Note 4). The fair value was recorded as deferred financing costs on the Company's financial statements and is being amortized over the term of the loan.

      During September 2004, the Company issued 340,136 shares of stock as commitment shares as part of an equity financing. The commitment shares are part of a common stock purchase agreement which will allow the Company to draw up to $6,000,000 through daily sales of the Common Stock. The Company has agreed to register 3,680,272 shares which include the commitment shares to sell during a 30 month period. The fair value of the issued shares was $187,075, this amount was recorded as deferred financing costs on the Company financial statements and will be recorded against proceeds received over the term of the commitment.

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

In July 2003, the Company incorporated a subsidiary CM Medical Systems, Inc., under the General Corporation Law of California. Currently the subsidiary has no employees, has not issued stock and has not begun operations.

The Company incurred a net loss of $2,144,075 and $2,164,199 for the years ended September 30, 2004 and 2003, respectively, and has an accumulated deficit of $19,054,981 as of September 30, 2004. The Company will require additional financing in order to expand its business and continue operations. The Company's working capital requirements in the foreseeable future will depend on a variety of factors including its ability to implement its sales and marketing plan. The Company plans to continue to focus on the integration of its products and solutions with O.E.M. partner products for sales and distribution. This includes selling products through the distribution channels of the partners. The Company has new arrangements, which it believes will generate higher levels of revenue in fiscal 2005. Management has developed additional contingency plans to ensure expenses can be reduced and brought in line with revenues achieved during 2005, allowing the Company to extend the operating capital. The Company currently expects that the new financing will provide sufficient cash to fund its projected operations for the immediately foreseeable future and believes additional financing will be available if and when needed. If the Company is unable to achieve projected operating results and/or obtain such additional financing if and when needed, management will be required to curtail growth plans and scale back development activities. No assurances can be given that the Company will achieve increased revenues. Further, no assurances can be given that the Company's current financing will be sufficient to support the Company's planned level of operations. If adequate funds are not available or are not available at acceptable terms, the Company's ability to finance its expansion,

                                CAMINOSOFT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

develop or enhance services or products or respond to competitive pressures would be significantly limited. The above factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. Accounts receivable, other receivables, accounts payable, accrued liabilities and deferred revenues as reflected in the financial statements approximate fair value because of the short-term maturity of these instruments.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is computed accelerated methods based upon the estimated useful life of the asset, primarily three years.

SOFTWARE

Software capitalization is stated at cost. Amortization is computed on the straight-line method based upon the estimated useful life of the asset, primarily seven years. Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed" ("SFAS 86"), provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established. The Company capitalized no development cost during the years ended September 30, 2004 and September 30, 2003. The Company evaluates the net realizable value of the capitalized software based on estimated future undiscounted cash flows.

                                CAMINOSOFT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REVENUE RECOGNITION

Revenue from sale of product is recognized when an arrangement exists with a determinable sales price, and shipment to the customer has occurred. Maintenance revenue is recognized ratably over the contract period. The Company's revenue recognition policies are in compliance with all applicable accounting regulations, including Staff Accounting Bulleton No. 104 ("SAB 104"), Revenue Recognition in Financial Statements, American Institute of Certified Public Accountants ("AICPA"), Statement of Position ("SOP") 97-2, Software Revenue Recognition, SOP 98-9, Modification of SOP 97-2, with Respect to Certain Transactions and Emerging Issues Task Force Issue 00-21, Revenue Arrangements with Multiple Deliverables.

RESEARCH AND DEVELOPMENT

Research and development costs, which consist primarily of software development costs, are expensed as incurred and amounted to $284,410 and $332,323 for the years ended September 30, 2004 and 2003 respectively.

ADVERTISING

Advertising costs are charged to expense as incurred and such costs were $35,044 and $23,500 for the years ended September 30, 2004 and 2003, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company periodically assesses the recoverability of the carrying amounts of long-lived assets, including intangible assets. A loss is recognized when expected undiscounted future cash flows are less than the carrying amount of the asset. The impairment loss is the difference by which the carrying amount of the asset exceeds its fair value.

STOCK-BASED COMPENSATION

The Company accounts for employee stock options or similar equity instruments in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, in Interpretation of APB 25" ("FIN 44"). SFAS No. 123 defines a fair-value-based method of accounting for employee stock options or similar equity instruments. This statement gives entities a choice to recognize related compensation expense by adopting the new fair-value method or to measure compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees", ("APB25") the former standard. If the former standard for measurement is elected, SFAS No. 123 requires supplemental disclosure to show the effect of using the new measurement criteria. The Company currently uses the disclosure standards of SFAS 123 but accounts for stock based compensation using APB 25.

                                CAMINOSOFT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of the grant, and in accordance with accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value on the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share for the years ended September 30, 2004 and 2003 would have been increased to the pro forma amounts presented:

                                                  2004           2003
                                               -----------    -----------

Net loss, as reported                          $(2,144,075)   $(2,164,199)
Add: Stock-based employee compensation
included in reported net loss                           --             --
Deduct: Total stock-based
employee compensation expense determined
under fair value based method for all award       (541,950)      (276,547)
                                               -----------    -----------

Net loss, pro forma                            $(2,686,025)   $(2,440,746)
                                               ===========    ===========

Basic and diluted net loss per common share,
as reported                                    $      (.17)   $      (.22)
pro forma                                      $      (.22)   $      (.25)

The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2004 and 2003, expected life of options were between 3 years and 8 years, expected volatility ranged from 95.3% to 95.37%, respectively, risk-free interest rate of 2.41% to 3.18% in 2004 and 1.95% to 2.51% in 2003, and a 0% dividend yield. The weighted average fair value on the date of grants for options and warrants granted during 2004 was $0.52 per unit. The weighted average fair value of the options and warrants granted in 2003 were $0.57 per unit.

EARNINGS (LOSS) PER SHARE

The Company computes earnings (loss) per common share under Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128), which requires presentation of Basic and Diluted earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity, such as stock options, warrants or convertible debentures, unless antidilutive. At September 30, 2004 and 2003, options and warrants to purchase 10,289,337 and 3,665,000 and shares, respectively were outstanding, but were not included in the computation of diluted (loss) per common share as the effect would be antidilutive.

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

GUARANTEES

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

         Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officers liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liability recorded for these agreements as of September 30, 2004.

         The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically business partners, contractors, customers, landlords and its agreements with investors. Under these provisions the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification

                                CAMINOSOFT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive the termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the Company believes the estimated fair value of these provisions is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2004.

NEW ACCOUNTING PRONOUNCEMENTS

         In December 2003, the SEC issued SAB 104, which supercedes SAB 101. While the wording of SAB 104 has changed to reflect the issuance of Emerging Issues Task Force Issue No. 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables" (EITF 00-21), the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material effect on the Company's financial condition or results of operations.

         In December 2003, the FASB issued Interpretation 46R ("FIN 46R"), a revision to Interpretation 46, Consolidation of Variable Interest Entities. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provisions of FIN 46 until the effective date of FIN 46R or elect early adoption of FIN 46R. The adoption of FIN 46R did not have a material impact on the Company's financial statements.

         In December 2004, the FASB issued SFAS 123R "Share-Based Payment," a revision to FASB No. 123, SFAS 123R replaces existing requirements under SFAS No. 123 and APB Opinion NO. 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. SFAS 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. For small-business filers, SFAS 123R will be effective for interim periods beginning after December 15, 2005. The Company is currently determining what impact the proposed statement would have on its results of operations and financial position.

NOTE 2 - PROPERTY AND EQUIPMENT

                                CAMINOSOFT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and equipment consists of the following:

                                                            September 30,
                                                     --------------------------
                                                       2004              2003
                                                     --------          --------

Furniture and fixtures                               $ 13,084          $ 13,084
Test and training equipment                            59,696            30,032
                                                     --------          --------

                                                       72,780            43,116
Less accumulated depreciation                         (31,730)          (21,986)
                                                     --------          --------

                                                     $ 41,050          $ 21,130
                                                     ========          ========

Property and equipment are depreciated on an accelerated basis with an average useful life of three years.

NOTE 3 - SOFTWARE

On September 17 1999, the Company acquired the assets (the "Camino Assets") of Camino Software Systems, Inc. ("Camino") for 468,000 shares of the Company's common stock valued at $187,200 and assumed $315,172 of certain Camino liabilities. The Camino Assets consisted of the name, Camino Software Systems, Inc., the data storage management software, certain business contracts and intangible personal property. The Company has allocated all amounts paid and assumed in the amount of $502,372 to the cost of software. The software is being amortized over seven years. Net book value of the original purchased software at September 30, 2004 and 2003 is $143,517 and $215,089, respectively.

During the years ended September 30, 2004 and 2003 there was no development cost capitalized. The software is being amortized over seven years. The net book value for software at September 30, 2004 and 2003 is $348,561 and $466,773, respectively, which includes the original software purchase of the Camino Assets plus additional capitalization prior to fiscal year 2003.

                                                            September 30,
                                                    ---------------------------
                                                       2004              2003
                                                    ---------         ---------

Software                                            $ 827,390         $ 827,390

Less accumulated amortization                        (478,829)         (360,617)
                                                    ---------         ---------

                                                    $ 348,561         $ 466,773
                                                    ---------         ---------

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

                                CAMINOSOFT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2002, the Company issued a 6% convertible debenture for up to $1,000,000. The Company made monthly draws based on cash flow to replenish operating funds. The full amount was drawn during the current fiscal year. Interest of 6% per annum will be paid in monthly installments for three years based on the unpaid principal balance. The debenture matures on November 27, 2005, at which time the unpaid principal amount and all accrued and unpaid interest will become due and payable in full. The debenture is convertible into shares of the Company's common stock, with the initial conversion price of $1.00 per share. However if the five day average closing price for the Company's common stock immediately prior to a disbursement is below the $1.00 initial conversion price, the average closing price for such period shall become the conversion price. The funds were used to help fund operations and accelerate the business plan. As of September 30, 2004, the Company had a note payable principal balance of $1,000,000 in connection with this convertible debenture and no further funds available to borrow on this debenture.

During July 2003, the Company issued a 6% convertible debenture for up to $750,000. The Company made a single draw for the full amount of the debenture to replenish operating funds. Interest at a rate of 6% per annum is payable in monthly installments for 26 months based on the unpaid principal balance. The debenture matures on November 27, 2005, at which time the unpaid principal amount and all accrued and unpaid interest will become due and payable in full. The debenture is convertible, at the option of the holder, into shares of the Company's common stock, with an initial conversion price of $0.50 per share. However, if the five day average closing price for the Common Stock immediately prior to each Disbursement is below the $0.50 initial conversion price, the average closing price for such period shall become the conversion price. As of September 30, 2004 the Company had borrowed $750,000, the entire amount available.

         During July 2004, the Company issued 5 year warrants to purchase 1,415,094 shares of common stock at $0.53 per share. The warrants, valued at $311,953 using the Black Scholes method were issued in conjunction with a $750,000 two year loan (Note 5). The loan matures on July 19, 2006 at which time the unpaid principal and all accrued and unpaid interest will become due and payable. The note calls for monthly interest payments of 7% of the outstanding principal balance beginning September 1, 2004. The value of the warrants were recorded on the Company's financial statements as deferred financing costs and will expensed ratably over the term of the loan.


Annual principal payments for fiscal years 2005 and 2006 are as follows:

         Year ending September 30,
         -------------------------
                  2005                                        $       --
                  2006                                         2,500,000
                  ------------------------------------------------------

Total                                                         $2,500,000
                                                              ----------

                                CAMINOSOFT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - SHAREHOLDER'S EQUITY

During the year ended September 30, 2003, the Company issued 6,200 shares of common stock with a value of $5,952 for consulting services rendered during the year, this amount was recorded as an expense on the Company's financial statements.

During the year ended September 30, 2003, the Company issued four year warrants to purchase 80,000 shares for $0.51 per share with a value of $14,126 for services rendered, this amount was recorded on the Company's financial statements.

During the year ended September 30, 2003, the Company issued 1,218,000 options to purchase the Company's common stock at prices ranging from $0.44 to $1.30 to employees and directors under the year 2000 employee stock option plan.

During the year ended September 30, 2004, the Company issued 3,243,243 warrants to purchase the Company's common stock at prices ranging from $0.74 to $1.11 to investors in a private placement of 3,243,243 shares of the Company's common stock for $1,200,000.

During the year ended September 30, 2004, the Company issued 1,415,094 warrants to purchase the Company's common stock at $0.53 per share with a fair value of $311,953 in connection with a 7% 2 year $750,000 loan to the Company (Note 4). The fair value was recorded as deferred financing costs on the Company's financial statements and is being amortized over the term of the loan.

During September 2004, the Company issued 340,136 shares of stock as commitment shares as part of an equity financing. The commitment shares are part of a common stock purchase agreement which will allow the Company to draw up to $6,000,000 through daily sales of the Common Stock. The Company has agreed to register 3,680,272 shares which include the commitment shares to sell during a 30 month period. The fair value of the issued shares was $187,075, this amount was recorded as deferred financing costs on the Company's financial statements and will be amortized against proceeds received over the term of the commitment.

During the year ended September 30, 2004, the Company issued 2,476,000 options to purchase the Company's common stock at prices ranging from $0.41 to $0.63 to employees and directors under the year 2000 employee stock option plan.

                                CAMINOSOFT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The option summary and changes during the year are presented below:
                                                                      Weighted
                                                                       Average
                                                       Number of       Exercise
                                                        Shares           Price
                                                       ----------     ----------
Options outstanding
       At September 30, 2002                            1,658,000     $     2.47

Options granted                                         1,218,000           0.57
Options expired                                          (103,000)          0.90
                                                       ----------     ----------

Options outstanding
     At September 30, 2003                              2,773,000     $     1.69

Options granted                                         2,476,000           0.56
Options expired                                          (265,000)          2.92
                                                       ----------     ----------

Options outstanding
     At September 30, 2004                              4,984,000     $     1.07
                                                       ----------     ----------

Options exercisable
     At September 30, 2004                              2,739,000     $     1.46
                                                       ----------     ----------

The following table summarizes information about employee's stock options outstanding at September 30, 2004.

                     Outstanding                         Exercisable
              --------------------------           -------------------------
                        Weighted Average           Weighted Average
Exercise                 Life           Exercise                    Exercise
 Price         Options  (Months)          Price    Options           Price
--------      --------  --------        --------   --------        --------
$0.41          569,000      62          $   0.41    170,000        $   0.41
 0.44          587,000      62              0.44    450,500            0.44
 0.45            5,000      62              0.45       --              --
 0.51          200,000      62              0.51       --              --
 0.52           85,000      62              0.52     85,000            0.52
 0.55          302,000      62              0.55    300,000            0.55
 0.56          148,000      62              0.56    148,000            0.56
 0.61          340,000      62              0.61    340,000            0.61
 0.63        1,400,000      62              0.63       --              --
 0.90           95,000      62              0.90     23,750            0.90
 0.95          319,500      62              0.95    309,750            0.95
 1.04            2,000      62              1.04      1,000            1.04
 1.25           25,000      62              1.25     12,500            1.25
 1.30           15,000      62              1.30      7,500            1.30
 1.55          300,000      62              1.55    300,000            1.55
 3.38            2,000      62              3.38      1,500            3.38
 3.56           56,000      62              3.56     56,000            3.56
 3.63           65,000       2              3.63     65,000            3.63
 3.87          318,500      62              3.87    318,500            3.87
 5.00          150,000      62              5.00    150,000            5.00
-----------   --------                  --------  ---------        --------

$0.41-$5.00  4,984,000                  $   1.07  2,739,000        $   1.46
-----------   --------                  --------  ---------        --------


The warrant summary and changes during the year are presented below:

                                                           Weighted
                                                            Average
                                        Number of          Exercise
                                          Shares             Price
                                        ---------          --------
Warrants outstanding
     At September 30, 2002                872,000          $   1.78
Warrants granted                           80,000              0.51
Warrants expired                          (60,000)             0.51
                                        ---------          --------
Warrants outstanding
     At September 30, 2003                892,000          $   1.75
Warrants granted                        4,658,337              0.81
Warrants expired                         (245,000)             3.56
                                        ---------          --------
Warrants outstanding
     At September 30, 2004              5,305,337          $   0.84
                                        =========          ========
Warrants exercisable
     At September 30, 2004              5,305,337          $   0.84
                                        =========          ========

                                CAMINOSOFT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table summarizes information about warrants outstanding at September 30, 2004.

                          Outstanding                         Exercisable
                   --------------------------           -------------------------
                             Weighted Average           Weighted Average
Exercise                      Life           Exercise                    Exercise
 Price             Warrants  (Months)          Price    Warrants          Price
--------           --------  --------        --------   --------        --------
0.51                 20,000      62          $   0.51     20,000        $   0.51
0.53              1,415,094      58              0.53  1,415,094            0.53
0.73                  5,000       9              0.73      5,000            0.73
0.74              1,621,623      50              0.74  1,621,623            0.74
0.95                 50,000      62              0.95     50,000            0.95
1.00                500,000      11              1.00    500,000            1.00
1.11              1,621,620      50              1.11  1,621,620            1.11
1.55                 30,000      62              1.55     30,000            1.55
2.00                 42,000       7              2.00     42,000            2.00
-------------     ---------                  --------  ---------        --------

$0.51 - $2.00     5,305,337                  $   0.84  5,305,337        $   0.84
=============     =========                  ========  =========        ========


NOTE 6 - RELATED PARTY TRANSACTION

During the fiscal year ended September 30, 2003, the Company signed a consulting agreement with Mr. Walter Kornbluh (director), to provide consulting services to the Company reporting to the Chairman of the Board of Directors and the Chief Executive Officer. The contract is for two years beginning August 1, 2003, at a rate of $2,500 per month.

During the fiscal year ended September 30, 2003, the Company signed a two year employment agreement with Mr. Stephen Crosson to be the Chief Executive Officer of the Company reporting to the Chairman of the Board of Directors. The contract is for two years beginning August 1, 2003, with an annual salary of $150,000 per year and the possibility of bonuses at the discretion of the Board of Directors. The agreement was amended on April 19, 2004. Mr. Crosson receives $12,500 per month and will receive a bonus fee of 1% of any acquisition price or licensing fee over $1,000,000 paid to the Company. If Mr Crosson is terminated without cause he will receive salary and benefits for up to 6 months after termination.

During the Fiscal year ended September 30, 2004, the Company entered into an at will employment agreement with Michael Skelton (C.E.O. & Director), Mr. Skelton will receive $14,000 per month salary for an indeterminate period of time. The contract may be terminated by the Company or Mr. Skelton at any time. If Mr. Skelton is terminated without cause he will receive salary and benefits for up to 6 months after termination.

                                CAMINOSOFT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases its facilities under noncancelable operating leases expiring at various dates through 2006. Future minimum rental payments required under noncancelable operating leases at September 30, 2004 are as follows:


Year Ending September 30,                            Amount
-------------------------                           --------
         2005                                        120,037
         2006                                         82,685
         ---------------------------------------------------
                                                    $202,722

Total rent expense for the years ended September 30, 2004 and 2003 amounted to $153,658 and $130,958, respectively.

LITIGATION

The Company may, from time to time, be involved in legal proceedings, claims and litigation arising in the ordinary course of business. It is possible the outcome of such legal proceedings, claims and litigation could have a material effect on the operating results or cash flows when resolved in a future period. These matters are not expected to have a material adverse effect upon the Company's financial statements.

NOTE 8 - INCOME TAXES

The effective tax rate on loss before income taxes differed from the federal statutory tax rate. The following summary reconciles income taxes at the federal statutory tax rate with the actual taxes and the effective tax rate:

                                                    September 30,
                                                  ------------------
                                                   2004       2003
                                                  -------    -------
Federal statutory tax rate                           (34%)      (34%)
State tax, net of federal benefit                     (6%)       (6%)
Permanent differences                                 (1%)      --

Change in valuation allowance                         40%        40%
                                                  -------    -------
Effective tax rate                                    --%        --%
                                                  -------    -------

At September 30, 2004, the Company has available net operating loss carry-forwards of approximately $17,000,000 for federal income tax purposes and $10,000,000 for state income tax purposes which expire in varying amounts through 2024. The Company's ability to utilize NOL carry-forwards may be limited in the event that a change in ownership, as defined in the Internal Revenue Code, has or does occur in the future.

Deferred tax assets, before valuation allowance, as of September 30, 2004 were $6,241,558 and primarily arise from the Company's net operating loss carry forwards. A valuation allowance of $6,241,558 was provided because management believes that the deferred tax assets are more likely than not to be unrealized.