Form 10QSB
period 2004-12-31
CAMINOSOFT CORP
filed 2005-02-14
CIK 907686

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
______________

FORM 10-QSB
__________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

YES ☒  NO ☐

Number of shares outstanding of each of the issuer’s classes of common stock, as of February 9, 2005: 13,462,750 shares of common stock, no par value.

Transitional Small Business Disclosure Format:

YES ☐  NO ☒

CAMINOSOFT CORP

INDEX

		PAGE

	PART I - FINANCIAL INFORMATION

	Item 1. Financial Statements

	Condensed Consolidated Balance Sheets as of December 31, 2004	3
and September 30, 2004

	Condensed Consolidated Statements of Operations for the Three
	Months Ended December 31, 2004 and 2003	4

	Condensed Consolidated Statements of Cash Flows for the Three
	Months Ended December 31, 2004 and 2003	5

	Note to the Condensed Consolidated Financial Statements	6

	Item 2. Management’s Discussion and Analysis and Plan of Operation	11

	Item 3. Controls and Procedures	21

	PART II - OTHER INFORMATION	22

Item 6	Exhibits

	Signature

	Exhibit 31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART 1
FINANCIAL INFORMATION

Item 1. Financial Statements

CAMINOSOFT CORP
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
	December 31,	September 30,
ASSETS	2004	2004

Current assets:
Cash and cash equivalents	$100,192	$421,344
Accounts receivable, net of allowance of $20,000 and $20,000	366,199	213,678

Total current assets	466,391	635,022

Property and Equipment, net of accumulated depreciation of	36,628	41,050
$36,152 and $31,730

Software, net of accumulated amortization of,	319,008	348,561
$508,382 and $478,829

Deposits	11,642	11,642

Deferred financing costs	492,781	546,461

Total assets	$1,326,450	$1,582,736

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
Trade accounts payable	$94,110	$91,319
Accrued Liabilities	66,490	145,733
Deferred revenues	329,280	250,304
Notes Payable, current portion	1,750,000	-

Total current liabilities	2,239,880	487,356

Notes Payable, long term portion	750,000	2,500,000

Total liabilities	2,989,880	2,987,356

Common stock, no par value; authorized 100,000,000 shares;
issued and outstanding 13,462,750 and 13,462,750 shares	17,650,361	17,650,361

Accumulated deficit	(19,313,791)	(19,054,981)

Total shareholders' deficit	(1,663,430)	(1,404,620)

Total liabilities and shareholders' deficit	$1,326,450	$1,582,736

See accompanying note to consolidated financial statements.

CAMINOSOFT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	December 31,

	2004	2003

SALES	$571,750	$314,408

COST OF SALES	29,553	29,911

GROSS PROFIT	542,197	284,497

OPERATING EXPENSES
Sales and administrative	616,000	643,121
Depreciation and amortization	4,422	1,326
Research & Development	93,360	77,600

Total operating expenses	713,782	722,047

Loss from operations	(171,585)	(437,550)

OTHER INCOME (EXPENSE)
Interest expense	(87,227)	(41,151)
Interest income	2	6

Total other income (expense)	(87,225)	(41,145)

Net loss applicable to common stock	($258,810)	($478,695)

Weighted average number of common shares outstanding:
(basic and diluted):	13,462,750	9,949,876

Net loss per common share:
(basic and diluted)	($0.02)	($0.05)

See accompanying note to Consolidated Financial Statements

CAMINOSOFT CORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	December 31,

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	($258,810)	($478,695)
Adjustments to reconcile net loss to net cash used in
operating activities:
Change in allowance for doubtful accounts	-	14,313
Depreciation and amortization	33,975	30,879
Amortization of deferred financing fees	53,680	-
Changes in operating assets and liabilities:
Accounts receivable	(152,521)	26,283
Prepaid expense	-	19,185
Accounts payable and accrued expenses	(76,452)	8,326
Deferred revenue	78,976	(21,821)
Net cash used in operating activities	(321,152)	(401,530)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in fixed assets	-	(12,438)

Net cash used in investing activities	-	(12,438)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	-	1,200,000

Net cash provided by financing activities	-	1,200,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(321,152)	786,032

CASH AND CASH EQUIVALENTS, beginning of period	421,344	436,782

CASH AND CASH EQUIVALENTS, end of period	$100,192	$1,222,814

See accompanying note to Consolidated Financial Statements

CAMINOSOFT CORP
Note to Condensed Consolidated Financial Statements
(Unaudited)

Basis of Presentation

The accompanying financial statements of CaminoSoft Corp (the “Company”) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and related footnotes included in the Company’s latest Annual Report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2004, and the statements of its operations for the three month periods ended December 31, 2004 and 2003, and the statements of its cash flows for the three month periods ended December 31, 2004 and 2003 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year.

Organization

  The Company was organized in 1983 as Interscience Computer Services, Inc. to be a third-party provider of maintenance services for computer hardware and related peripheral equipment. On September 17, 1999, the Company acquired certain assets (the “Camino Assets”) from Camino Software Systems, Inc. (“Camino”) for 468,000 shares of the Company’s common stock and the assumption of $315,172 of certain Camino liabilities. The Camino Assets consisted of the name, Camino Software Systems, Inc., the Highway Server hierarchical data storage management (“HSM”) software, certain business contracts and intangible personal property. On April 17, 2000, the Company changed its name to CaminoSoft Corp. to reflect the change to a software sales and development firm.

Need for additional financing and Subsequent Event

  Cash balance as of December 31, 2004 was approximately $100,000. Based on the current negative cash flow rate of approximately $78,000 per month the Company will need to address the need for additional funding. The Company has continued to increase revenues and reduced certain non-sales related expenses during the current quarter. The Company plans to reduce other non-technical and sales related expenses during the next quarter. The Company will require additional financing in order to expand our business and continue operations. Our working capital requirements in the foreseeable future will depend on a variety of factors including our ability to implement our sales and marketing plan. There can be no assurance that we will be able to successfully negotiate or obtain additional financing or the terms thereof. Our ability to obtain additional capital will be dependent on the implementation of our business plan, market conditions, the national economy and other factors outside our control. If adequate funds are not available or are not available at acceptable terms, our ability to finance our expansion, develop or enhance services or products or respond to competitive pressures would be significantly limited. The failure to secure necessary financing will have a material adverse effect on our business, prospects, financial condition and results of operations. In addition, such failure may require the Company to dramatically cut back or suspend its operations or seek bankruptcy protection. Because of the Company’s recurring losses from operations and negative cash flow, the Company’s auditors have expressed substantial doubt about its ability to continue as a going concern.

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

On January 31, 2005, the Company entered into a new common stock purchase agreement with Fusion Capital Fund II, LLC, with substantially the same terms and conditions as the terminated common stock purchase agreement. Pursuant to the terms of the new purchase agreement, Fusion Capital has agreed to purchase from the Company up to $6,000,000 of the Company’s common stock over a thirty (30) month period. Pursuant to the terms of a registration rights agreement, dated as of January 31, 2005, we agreed to file a registration statement on form SB-2 with the Securities and Exchange Commission covering shares which may be purchased by Fusion Capital under the purchase agreement. Once the registration statement has been declared effective, each month the Company will have the right to sell to Fusion Capital approximately $200,000 of common stock per month at a purchase price based upon the market price of the Company’s common stock on the date of each sale without any fixed discount to the market price. At the Company’s option, Fusion Capital can be required to purchase fewer or greater amounts of common stock each month. The Company has the right to control the purchase timing and the number of shares sold to Fusion Capital. The 340,136 shares of common stock previously issued to Fusion Capital was compensation for the purchase commitment. This offering was made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act, 1933, as amended.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Software

Software capitalization is stated at cost. Statement of Financial Accounting Standards No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS 86”), provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established. Amortization is computed on the straight-line and accelerated methods based upon the estimated useful life of the asset, primarily seven years. To date, the Company capitalized approximately $325,000 of such software development costs through December 31, 2004. The Company evaluates the net realizable value of the capitalized software based on estimated future undiscounted cash flows.

Research and Development

Research and development costs, which consist primarily of software development costs, are expensed as incurred.

Notes Payable

During December 2002, the Company issued a 6% convertible debenture for up to $1,000,000. Interest at the rate of 6% per annum is payable in monthly installments for three years based on the unpaid principal balance. The full amount was borrowed during the nine months ended June 30, 2003. The debenture matures on November 27, 2005, at which time the unpaid principal amount and all accrued and unpaid interest will become due and payable in full. The debenture is convertible, at the option of the holder, into shares of the Company’s common stock, with a conversion price of $0.62 per share. As of the date of this filing, the Company had borrowed $1,000,000, the entire amount available.

During July 2003, the Company issued a 6% convertible debenture for $750,000. Interest at the rate of 6% per annum is payable in monthly installments for 26 months based on the unpaid principal balance. The debenture matures on November 27, 2005, at which time the unpaid principal amount and all accrued and unpaid interest will become due and payable in full. The debenture is convertible, at the option of the holder, into shares of the Company’s common stock, with a conversion price of $0.41 per share. As of the date of this filing, the Company had borrowed $750,000, the entire amount available.

During July 2004, the Company received $750,000 from a two year secured loan from Renaissance Capital Group managed funds. Interest is paid at 7% in monthly installments based on the outstanding principal balance. As part of the funding, the Company issued five year warrants to purchase an aggregate of 1,415,094 shares of Common Stock at an exercise price of $0.53 per share.

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

During the three months ended December 31, 2004, the Company issued no options or warrants.

The stock option summary and changes during the three months are presented below.

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Options outstanding
At September 30, 2004	4,984,000	$1.07

Options granted	-- --	-- --
Options expired	(241,750)	0.56

Options outstanding
At December 31, 2004	4,742,250	$1.09

Options exercisable
At December 31, 2004	2,739,750	$1.45

The following table summarizes information about employee’s stock options outstanding at December 31, 2004.

	Outstanding			Exercisable
	Weighted Average			Weighted Average
Exercise		Life	Exercise		Exercise
Price	Options	(Months)	Price	Options	Price
$0.41	550,000	60	$0.41	170,000	$0.41
0.44	564,750	60	0.44	445,500	0.44
0.45	5,000	60	0.45	----	----
0.51	12,500	60	0.51	12,500	0.51
0.52	85,000	68	0.52	85,000	0.52
0.55	302,000	60	0.55	300,000	0.55
0.56	147,000	60	0.56	147,000	0.56
0.61	340,000	60	0.61	340,000	0.61
0.63	1,400,000	60	0.63	----	----
0.90	90,000	60	0.90	22,500	0.90
0.95	316,500	60	0.95	308,750	0.95
1.04	2,000	60	1.04	1,000	1.04
1.25	25,000	60	1.25	12,500	1.25
1.30	15,000	60	1.30	7,500	1.30
1.55	300,000	60	1.55	300,000	1.55
3.38	2,000	60	3.38	2,000	3.38
3.56	54,000	60	3.56	54,000	3.56
3.63	65,000	60	3.63	65,000	3.63
3.87	316,500	60	3.87	316,500	3.87
5.00	150,000	68	5.00	150,000	5.00

$0.41-$5.00	4,742,250		$1.09	2,739,750	$1.45

The warrant summary and changes during the three months are presented below:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Warrants outstanding
at September 30, 2004	5,305,337	$0.84

Warrants granted	----	----
Warrants expired	(30,000)	1.55

Warrants outstanding
at December 31, 2004	5,275,337	$0.83

Warrants exercisable
at December 31, 2004	5,275,337	$0.83

The following table summarizes information about warrants outstanding at December 31, 2004.

	Outstanding			Exercisable
	Weighted Average			Weighted Average
Exercise		Life	Exercise		Exercise
Price	Warrants	(Months)	Price	Warrants	Price
$0.51	20,000	30	$0.51	20,000	$0.51
0.53	1,415,094	55	0.53	1,415,094	0.53
0.73	5,000	6	0.73	5,000	0.73
0.74	1,621,623	48	0.74	1,621,623	0.74
0.95	50,000	8	0.95	50,000	0.95
1.00	500,000	8	1.00	500,000	1.00
1.11	1,621,620	48	1.11	1,621,620	1.11
2.00	42,000	4	2.00	42,000	2.00
$0.51-$2.00	$5,275,337		0.83	5,275,337	$0.83

All stock options issued to employees have an exercise price not less than the fair market value of the Company’s common stock on the date of the grant, and in accordance with accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company’s financial statements. Had compensation cost for the stock-based compensation been determined based on the fair value of the grant dates consistent with the method of SFAS 123, the Company’s net loss and loss per share for the three and nine months ended December 31, 2004 and 2003 would have been increased to the pro forma amounts presented.

	Three - Months
	2004	2003
Net loss, as reported	$(258,810)	$(478,695)
Add: Stock-based employee
compensation expense included
in reported net loss	----	----

Deduct: Total stock-based
employee compensation expense
determined under fair value based
method for all awards	----	(22,265)

Net loss, pro forma	$(258,810)	$(500,960)

Basic and diluted net loss per
Common share, as reported	$(.02)	$(.05)

Pro forma	$(.02)	$(.05)

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

Guarantees

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5.57 and 107 and recission of FIN 34.” The following is a summary of the Company’s agreements that the Company has determined is within the scope of FIN 45.

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officers liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liability recorded for these agreements as of December 31, 2004.

The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically business partners, contractors, customers, landlords and its agreements with investors. Under these provisions the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive the termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnifications provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the Company believes the estimated fair value of these provisions is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2004.

Item 2.  Management’s Discussion and Analysis and Plan of Operation.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this section. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004, the Quarterly Reports on Form 10-QSB filed by the Company and any Current Reports on Form 8-K by the Company.

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

•
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

•
Research and development costs, which consist primarily of software development costs, are expensed as incurred. Statement of Financial Accounting Standards No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS 86”), provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established. As of December 31, 2004, the Company has capitalized approximately $325,000 of such software development costs. The Company expects to continue research and development projects into the future along with additional capitalized development as projects reach proof of concept stages of development. The current net balance of capitalized software is approximately $319,000. In the current fiscal year the Company has not capitalized any new software development. Software capitalization is stated at cost. Amortization is computed on the straight-line and accelerated methods based upon the estimated useful life of the asset, primarily seven years. During the current quarter the Company had approximately $93,000 in R & D expense compared to approximately $78,000 in the prior year three month period. The Company will continue the R & D program into the future as new products are developed and integrated into our data management suite of solutions.

•
Revenue from sale of product is recognized upon shipment to the customer. Maintenance revenue is recognized ratably over the contract period. The Company’s revenue recognition policies are in compliance with all applicable accounting regulations, including, Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition in Financial Statements. American Institute of Certified Public Accountants (AICPA), Statement of Position (SOP) 97-2, Software Revenue Recognition, and (SOP) 98-9, Modification of SOP 97-2, with Respect to Certain Transactions. The current balance of deferred annual service revenue is approximately $329,000 which will be recognized ratably over the next twelve month period.

OVERVIEW

On September 17, 1999, the Company acquired the assets (the “Camino Assets”) of Camino Software Systems, Inc. (“Camino”) for 468,000 shares of the Company’s common stock and assumed $315,172 of certain Camino liabilities. The Camino Assets consisted of the name, Camino Software Systems, Inc., data storage management software, certain business contracts and intangible personal property. Camino had developed the Highway Server hierarchical storage management (“HSM”) software. The Company has continued development of HSM products and currently supports all levels of Novell NetWare and Microsoft Windows 2000. In addition the Company has developed HSM for inclusion in The Messaging Architects, GW Archive GroupWise email storage product. The Company has also been certified by Computer Associates as “ca smart” for compatibility with the Computer Associates BrightStor Portal and ARCServe back up products.

  In February 2003, the Company entered into a licensing and distribution agreement with Legato Systems, Inc. for future development, customer service, marketing and distribution of certain Legato high availability products for Novell NetWare operating systems. The high availability products specified are “Standby Server™” for NetWare, “SnapShotServer®” for NetWare, and “OFFSite Archive™” for NetWare. Legato has transitioned all customer service to the Company as of February 2003. The Company now has a broad base of products and solutions for the Novell NetWare storage market, which include, fail-over, fault tolerance, mirroring, offsite archiving and improved disaster recovery. The acquisition of the high availability products has also given access to the distribution channel used by Legato for these products which will expand the market awareness for our traditional HSM technologies for both NetWare and Windows 2000. The Company has also hired key development and customer service personnel to continue development and service for the high availability products. In conjunction with this expansion, the Company opened an office in Orem, Utah in February 2003 to house development and service personnel which now totals 4 employees.

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

In December 2003, the Company completed certification of Pegasus Disk Technologies archive management software for use in conjunction with the Company’s data movement and lifecycle management solutions. The partnership allows the Company to create a virtualized data pool that expands secondary storage onto any number of archive devices while simplifying management of those resources. The combined solution allows organizations to meet strict compliance regulations and optimize storage investment and utilization. Also in December 2003, the Company announced completion of the “library edition” which allows comprehensive tape library management support for our information lifecycle management solutions. The Library Edition offers all of the features or our standard Managed Server HSM software and extends this robust functionality by providing the additional capability to migrate files further along a storage hierarchy to popular tape libraries, autoloaders, and jukeboxes from leading vendors such as Hewlett Packard, StorageTek, ADIC and Overland Data.

In February 2004, the Company completed integration of the Managed Server HSM software with EMC Corporations Centera and Centera Compliance edition content addressable storage. The Company also entered into EMC Corporations Centera Partner Program. The Company’s Managed Server HSM, Centera Edition enables customers to better manage utilization of storage resources throughout the enterprise. The Company’s Managed Server Centera package combines innovative data management and storage scalability which are requirements that are increasing in the markets the Company serves. Also in February 2004, the Company released “Managed Client HSM™” for Windows XP. The new product provides the ability to automatically migrate, recall, and delete files based on age and activity criteria, supporting standard Windows XP infrastructures including wireless communications. “Managed Client HSM™” adds another dimension of scalability and affordability to the Company’s ILM suite of products and solutions. “Managed Client HSM™” provides the same type of automated data movement and management as the managed server products while running on workstations or home user pc’s or lap tops. It allows IT administrators to now protect user information that was stored on the workstation in the enterprise IT storage environment for back up and replication.

The Company’s software provides products and integrated solutions for addressing the increasing need for sophisticated management of data. Today IT departments face a variety of challenges with some of the most critical relating to data storage and management. Two of these challenges are (1) reducing the total cost of ownership of data storage by better leveraging IT resources, both hardware and people, and (2) increasing productivity by enabling better access to information, thereby making quicker and faster decisions. Our software virtualizes pools of stored data both to the end-user transparently and to the IT administrator while integrating with most operating systems and applications. CaminoSoft can reduce the back-up window, lower the overall cost of storage and enhance the value of information across the organization. Our strategy is built on the benefits our technology brings, our expanding distribution channel, and our ability to execute. As part of our current strategy:

•
We intend to continue to expand and leverage our base of partners (OEMs, distributors, and value-added resellers, or VAR’s) to sell additional products to end users. We intend to enhance our international presence and partner base as we internationalize, localize and bring to market existing and new products. We intend to focus on systems integrators and other strategic partners to open new avenues of distribution for our products and solutions.

•
We intend to focus and expand on our core strengths in today’s soft economic environment. IT spending is tight and customers require products and solutions with attractive price points and demonstrable value. We can leverage success in one department or work group to demonstrate the value of our storage management solution, then use the success in that area to expand to other departments, workgroups or the enterprise. We believe our cost effective data management solutions can then be repeated in other areas of the organization for other types of information and compliance requirements.

•
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

•
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

Three-Month Periods Ended December 31, 2004 and December 31, 2003.

Sales during the current quarter increased by approximately $257,000 or 82% as compared to the quarter ended December 31, 2003 as a result of increased revenues from the core HSM products. Deferred revenue for sales of annual service contracts also increased as compared to the quarter ended December 31, 2003 by approximately $79,000 due to the sale of service contracts with products for both the high availability and core HSM installations. The service revenue will be taken ratably over the term of the service contracts. During the current quarter, the Company continued to concentrate on selling and development of the sales infrastructure to support the sales forces of O.E.M. partners and integrators who distribute the Company’s solutions.

Cost of sales decreased slightly for the current quarter as compared to the quarter ended December 31, 2003. The approximately $360 decrease was less than 1%. The amortization of capitalized software has stabilized with no additional software capitalization during the prior twelve months. Software development amortization is the largest component of the cost of sales currently. Cost of sales include hardware expense for sales of integrated systems including the Company’s software solutions pre-loaded on storage hardware. There were no hardware sales or related hardware expense during the current quarter. Gross profit increased in the current quarter as compared to December 31, 2003 by approximately $257,700 or 91% due to an increase in sales of the Company’s core HSM technology and the related annual service contracts.

Selling and administrative expenses decreased by approximately $27,000 or 4% as compared to the quarter ended December 31, 2003. The decrease is related to continued overhead expense reductions during the current quarter. Other selling and administrative expenses remained consistent with the quarter ended December 31, 2003.

Depreciation and amortization increased approximately $3,000 as compared to the quarter ended December 31, 2003 due to additions of capitalized office equipment and furniture during the fiscal year ended September 30, 2004.

Research and development expense for the current quarter increased by approximately $15,000 or 20% as compared to the quarter ended December 31, 2003. Research and development expense will fluctuate slightly up or down depending on status and completion of projects. During the current quarter, no development expense was capitalized under SFAS 86 for software development.

Operating loss for the current three-month period decreased by approximately $266,000 as compared to the three months ended December 31, 2003. This is a result of the Company’s increase in sales during the current quarter of approximately 82%, with cost of sales remaining consistent with the comparable quarter.

During the current quarter, the Company had net interest expense of approximately $87,000 as compared to approximately $41,000 in net interest expense during the prior year’s quarter. The increase in interest expense is a result of interest paid and payable from the $1,750,000 principal balance of the debenture issued as part of the financing and warrant extension with Renaissance Capital Group during the fiscal year ended September 30, 2003. The current interest includes a fixed amount of non-cash pre paid interest of approximately $4,900 per month for the term of the debenture and cash interest of 6% based on the outstanding principal balance which is payable monthly. Current interest expense also includes approximately $13,000 per month in non cash prepaid interest for warrants issued in connection with a two year loan of $750,000 from Renaissance Capital Group. Interest expense also includes monthly 7% interest based on the principal balance for the term of the loan, which matures July 19, 2006.

LIQUIDITY AND CAPITAL RESOURCES

In December 2002, the Company issued a 6% convertible debenture for up to $1,000,000. The Company made monthly draws based on cash flow to replenish operating funds. The full amount was drawn during the nine months ended June 30, 2003. Interest of 6% per annum is paid in monthly installments for three years based on the unpaid principal balance. The debenture matures on November 27, 2005, at which time the unpaid principal amount and all accrued and unpaid interest will become due and payable in full. The debenture is convertible, at the option of the holder, into shares of the Company’s common stock, with a conversion price of $0.62 per share. As of December 31, 2004, the Company had a note payable principal balance of $1,000,000 in connection with the convertible debenture and no further funds available to borrow on the debenture.

During July 2003, the Company issued a 6% convertible debenture for up to $750,000. Interest at the rate of 6% per annum is paid in monthly installments for 26 months based on the unpaid principal balance. The debenture matures on November 27, 2005, at which time the unpaid principal amount and all accrued and unpaid interest will become due and payable in full. The debenture is convertible, at the option of the holder, into shares of the Company’s common stock, with a conversion price of $0.41 per share. As of the date of this filing, the Company had borrowed $750,000, the entire amount available.

On December 18, 2003 the Company issued in a private placement 3,243,243 shares of common stock and 5 year warrants to purchase 3,243,243 shares with 50% at an exercise price of $0.74 and 50% at an exercise price of $1.11 for $1,200,000.

On July 19, 2004 the Company received $750,000 from a two year secured loan from Renaissance Capital Group managed funds. Interest is paid at 7% in monthly installments based on the outstanding principal balance. As part of the funding, the Company issued five year warrants to purchase an aggregate of 1,415,094 shares of Common Stock at an exercise price of $0.53 per share.

Cash balance as of December 31, 2004 was approximately $100,000 with current receivables of approximately $366,000. Based on the current negative cash flow rate of approximately $78,000 per month the Company will need to address the need for additional funding. The Company has continued to increase revenues and reduced certain non-sales related expenses during the current quarter. The Company plans to reduce other non-technical and sales related expenses during the next quarter. The Company will require additional financing in order to expand our business and continue operations. Our working capital requirements in the foreseeable future will depend on a variety of factors including our ability to implement our sales and marketing plan. There can be no assurance that we will be able to successfully negotiate or obtain additional financing or the terms thereof. Our ability to obtain additional capital will be dependent on the implementation of our business plan, market conditions, the national economy and other factors outside our control. If adequate funds are not available or are not available at acceptable terms, our ability to finance our expansion, develop or enhance services or products or respond to competitive pressures would be significantly limited. The failure to secure necessary financing will have a material adverse effect on our business, prospects, financial condition and results of operations. In addition, such failure may require the Company to dramatically cut back or suspend its operations or seek bankruptcy protection.

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

On January 31, 2005, the Company entered into a new common stock purchase agreement with Fusion Capital Fund II, LLC, with substantially the same terms and conditions as the terminated common stock purchase agreement. Pursuant to the terms of the new purchase agreement, Fusion Capital has agreed to purchase from the Company up to $6,000,000 of the Company’s common stock over a thirty (30) month period. Pursuant to the terms of a registration rights agreement, dated as of January 31, 2005, we agreed to file a registration statement on form SB-2 with the Securities and Exchange Commission covering shares which may be purchased by Fusion Capital under the purchase agreement. Once the registration statement has been declared effective, each month the Company will have the right to sell to Fusion Capital approximately $200,000 of common stock per month at a purchase price based upon the market price of the Company’s common stock on the date of each sale without any fixed discount to the market price. At the Company’s option, Fusion Capital can be required to purchase fewer or greater amounts of common stock each month. The Company has the right to control the purchase timing and the number of shares sold to Fusion Capital. The 340,136 shares of common stock previously issued to Fusion Capital was compensation for the purchase commitment. This offering was made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act, 1933, as amended.

Need for additional financing.

The Company will require additional financing in order to expand our business and continue operations. Our working capital requirements in the foreseeable future will depend on a variety of factors including our ability to implement our sales and marketing plan. There can be no assurance that we will be able to successfully negotiate or obtain additional financing or the terms thereof. Our ability to obtain additional capital will be dependent on the implementation of our business plan, market conditions, the national economy and other factors outside our control. If adequate funds are not available or are not available at acceptable terms, our ability to finance our expansion, develop or enhance services or products or respond to competitive pressures would be significantly limited. The failure to secure necessary financing will have a material adverse effect on our business, prospects, financial condition and results of operations. In addition, such failure may require the Company to suspend its operations or seek bankruptcy protection. Because of the Company’s recurring losses from operations and negative cash flow, the Company’s auditors have expressed substantial doubt about its ability to continue as a going concern.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the SEC issued SAB 104, which supercedes SAB 101. While the wording of SAB 104 has changed to reflect the issuance of Emerging Issues Task Force Issue No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” (EITF 00-21), the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material effect on the financial condition or results of operations of the Company.

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

In December 2004, the FASB issued SFAS 123R “Share-Based Payment,” a revision to FASB No. 123, SFAS 123R replaces existing requirements under SFAS No. 123 and APB Opinion NO. 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. SFAS 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. For small-business filers, SFAS 123R will be effective for interim periods beginning after December 15, 2005. The Company is currently determining what impact the proposed statement would have on its results of operations and financial position.

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs" (SFAS 151). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory cost incurred in fiscal years beginning after June 15, 2005. As such, the Company is required to adopt these provisions at the beginning of fiscal 2006. The adoption of this pronouncement is not expected to have material effect on the Company's financial statements.

In December 2004, the FASB issued Statement Accounting Standard ("SFAS") No. 153 "Exchanges of Nonmonetary Assets". This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The provisions of this Statement should be applied prospectively. The adoption of this pronouncement is not expected to have material effect on the Company's financial statements.

In October 2004, the American Jobs Creation Act of 2004 (Act) became effective in the U.S. Two provisions of the Act may impact the Company’s provision (benefit) for income taxes in future periods, namely those related to the Qualified Production Activities Deduction (QPA) and Foreign Earnings Repatriation (FER).

The QPA will be effective for the Company’s U.S. federal tax return year beginning after December 31, 2004. In summary, the Act provides for a percentage deduction of earnings from qualified production activities, as defined, commencing with an initial deduction of 3 percent for tax years beginning in 2005 and increasing to 9 percent for tax years beginning after 2009, with the result that the Statutory federal tax rate currently applicable to the Company’s qualified production activities of 35 percent could be reduced initially to 33.95 percent and ultimately to 31.85 percent. However, the Act also provides for the phased elimination of the Extraterritorial Income Exclusion provisions of the Internal Revenue Code, which have previously resulted in tax benefits to both CCN and IMC. Due to the interaction of the law provisions noted above as well as the particulars of the Company’s tax position, the ultimate effect of the QPA on the Company’s future provision (benefit) for income taxes has not been determined at this time. The FASB issued FASB Staff Position FAS 109-1, Application of FASB Statement No.109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, (FSP 109-1) in December 2004. FSP 109-1 requires that tax benefits resulting from the QPA should be recognized no earlier than the year in which they are reported in the entity’s tax return, and that there is to be no revaluation of recorded deferred tax assets and liabilities as would be the case had there been a change in an applicable statutory rate.

The FER provision of the Act provides generally for a one-time 85 percent dividends received deduction for qualifying repatriations of foreign earnings to the U.S. Qualified repatriated funds must be reinvested in the U.S. in certain qualifying activities and expenditures, as defined by the Act. In December 2004, the FASB issued FASB Staff Position FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2). FSP 109-2 allows additional time for entities potentially impacted by the FER provision to determine whether any foreign earnings will be repatriated under said provisions. At this time, the Company has not undertaken an evaluation of the application of the FER provision and any potential benefits of effecting repatriations under said provision. Numerous factors, including previous actual and deemed repatriations under federal tax law provisions, are factors impacting the availability of the FER provision to the Company and its potential benefit to the Company, if any. The Company intends to examine the issue and will provide updates in subsequent periods.

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

Item 3  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Disclosure Controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

As of December 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed in the reports the Company files and submits under the exchange act is recorded, processed, summarized, and reported as and when required.

(b)	Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls during the quarter ended December 31, 2004.

PART II

OTHER INFORMATION

Item 6. Exhibits

Exhibit 31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMINOSOFT CORP

Date: February 13, 2005	By:	/s/ Stephen Crosson
Stephen Crosson, Chief Financial Officer

By:	/s/ Michael Skelton
Michael Skelton, Chief Executive Officer