Form 10KSB/A
period 2004-09-30
CAMINOSOFT CORP
filed 2005-04-20
CIK 907686

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                ----------------
                                   FORM 10-KSB/A

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

                                   YES |X|  NO|_|

      Check mark indicates that the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB/A. |X|

      Issuer's revenues for its most recent fiscal year were $1,253,610.

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 1, 2005 was approximately $1,400,000.

      Number of shares outstanding of each of the issuer's classes of common stock as of April 18, 2005 : 13,462,750 shares of common stock, no par value.

Item  13. EXHIBITS AND REPORTS ON FORM 8-K

EXPLANATORY NOTE

The purpose of this amendment to our Annual Report on Form 10-K for the year ended September 30, 2004, as filed with the Securities and Exchange Commission on January 13, 2005, is to provide Exhibit 32.1 Certification pursuant to
Section 906 of the Sarbanes Oxley Act of 2003, which was advertently deleted from the initial filing. Except as described above, this amendment does not change or update the previously reported financial statements or other disclosures included therein.

(a)      Exhibits

3.1      Amended and Restated Articles of Incorporation**
3.2      Bylaws**
4.1      Licensing Agreement with Legato Systems, Inc. dated December13, 2002**
4.2      Common Stock Purchase Agreement with Fusion Capital Fund II,
         LLC, dated as of September 16, 2004, incorporated herein by reference to the Form 8-K, File No. 033-64534-LA, filed
         September 17, 2004
4.3      Registration Rights Agreement with Fusion Capital Fund II,
         LLC, dated as of September 16, 2004, incorporated herein by reference to the Form 8-K, File No. 033-64534-LA, filed September 17, 2004
4.4      7% Secured Subordinated Promissory Note, dated July 19, 2004**
4.5      Common Stock Purchase Warrant, dated July 19, 2004**
4.6      Registration Rights Agreement, dated July 19, 2004**
4.7      Convertible Loan Agreement, dated November 27, 2002**
4.8      6% Convertible Debenture, dated November 27, 2002**
4.9      Securities Purchase Agreement, dated December 18, 2003**
4.10     Stock Purchase Warrant, dated December 18, 2003**
4.11     Stock Purchase Warrant, dated December 18, 2003**
10.1     Employment Agreement of Michael Skelton**
10.2     Employment Agreement of Stephen Crosson**
10.3     Consulting Agreement of Walter Kornbluh**

   Exhibit  14      Code of Ethics**

   Exhibit  22      Subsidiaries**

   Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

   Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

   Exhibit 32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003*

(b) Reports on Form 8-K.

None

----------
* Filed herewith
** Incorporated by reference to the Form 10-KSB. File No 033-64534-LA filed january 13, 2005

                                   SIGNATURES


         In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     CAMINOSOFT CORP
April 18, 2005
                                                     By /s/   STEPHEN CROSSON
                                                        ------------------------
                                                        Chief Financial Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                               Capacity                            Date
---------------------------------------------    ---------------------              -----------------
/s/ STEVEN SPECTOR                               Chairman of the Board              April 18, 2005
--------------------------------------------
Steven Spector

/s/ WALTER KORNBLUH                              Director                           April 18, 2005
--------------------------------------------
Walter Kornbluh

/s/ STEPHEN CROSSON                              Chief Financial Officer,           April 18, 2005
--------------------------------------------     Chief Operating Officer
Stephen Crosson                                  Secretary, Treasurer
                                                 and Director

/s/ ROBERT PEARSON                               Director                            April 18, 2005
--------------------------------------------
Robert Pearson

/s/ ROBERT DEGAN                                 Director                            April 18, 2005
---------------------------------------------
Robert Degan

/s/ RUSSELL CLEVELAND                            Director                            April 18, 2005
--------------------------------------------
Russell Cleveland

/s/ JOHN SCHMIT                                  Director                            April 18, 2005
--------------------------------------------
John Schmit

/s/ MICHAEL SKELTON                              Chief Executive Officer,            April 18, 2005
--------------------------------------------     Director
Michael Skelton