Form 10QSB
period 2005-03-31
CAMINOSOFT CORP
filed 2005-05-16
CIK 907686

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
______________

FORM 10-QSB
__________

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

YES X   NO__

Number of shares outstanding of each of the issuer’s classes of common stock, as of May 12, 2005: 13,462,750 shares of common stock, no par value.

Transitional Small Business Disclosure Format:

YES___  NO X

CAMINOSOFT CORP

INDEX

PAGE

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2005 and September 30, 2004	3

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2005 and 2004	4

Condensed Consolidated Statements of Operations for the Six Months Ended March 31, 2005 and 2004	5

Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2005 and 2004

Note to the Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis and Plan of Operation	12

Item 3. Controls and Procedures	23

PART II - OTHER INFORMATION	24

Item 6	Exhibits

Signature

	Exhibit 31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART 1
FINANCIAL INFORMATION

Item 1. Financial Statements

CAMINOSOFT CORP
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
	March 31,	September 30,
ASSETS	2005	2004

Current assets:
Cash and cash equivalents	$230,592	$421,344
Accounts receivable, net of allowance of $20,000 and $20,000	347,665	213,678

Total current assets	578,257	635,022

Property and Equipment, net of accumulated depreciation of $40,574 and $31,730	39,756	41,050

Software, net of accumulated amortization of, $537,935 and $478,829	289,455	348,561

Deposits	11,642	11,642

Deferred financing costs	262,075	187,075

Total assets	$1,181,185	$1,223,350

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
Trade accounts payable	$204,026	$91,319
Accrued Liabilities	76,482	145,733
Deferred revenues	399,089	250,304
Notes Payable, current portion, net of discount of $44,059 and $0	1,830,941	-

Total current liabilities	2,510,538	487,356

Notes Payable, long term portion, net of discount of $207,969 and $359,386	542,031	2,140,614

Total liabilities	3,052,569	2,627,970

Common stock, no par value; authorized 100,000,000 shares; issued and outstanding 13,462,750 and 13,462,750 shares	17,650,361	17,650,361

Accumulated deficit	(19,521,745)	(19,054,981)

Total shareholders' deficit	(1,871,384)	(1,404,620)

Total liabilities and shareholders' deficit	$1,181,185	$1,223,350

See accompanying note to consolidated financial statements.

CAMINOSOFT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004

SALES	$627,961	$278,026

COST OF SALES	47,800	59,860

GROSS PROFIT	580,161	218,166

OPERATING EXPENSES
Sales and administrative	611,350	617,894
Depreciation and amortization	4,422	1,998
Research & Development	133,210	80,790

Total operating expenses	748,982	700,682

Loss from operations	(168,821)	(482,516)

OTHER INCOME (EXPENSE)
Interest expense	(39,139)	(40,863)
Interest income	6	3

Total other income (expense)	(39,133)	(40,860)

Net loss applicable to common stock	($207,954)	($523,376)

Weighted average number of common shares outstanding:
(basic and diluted):	13,462,750	13,122,614

Net loss per common share:
(basic and diluted)	($0.02)	($0.04)

See accompanying note to Consolidated Financial Statements

CAMINOSOFT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended
	March 31,
	2005	2004

SALES	$1,199,711	$592,433

COST OF SALES	77,353	89,771

GROSS PROFIT	1,122,358	502,662

OPERATING EXPENSES
Sales and administrative	1,281,028	1,307,814
Depreciation and amortization	8,844	3,324
Research & Development	226,570	111,590

Total operating expenses	1,516,442	1,422,728

Loss from operations	(394,084)	(920,066)

OTHER INCOME (EXPENSE)
Interest expense	(72,687)	(82,014)
Interest income	7	9

Total other income (expense)	(72,680)	(82,005)

Net loss applicable to common stock	($466,764)	($1,002,071)

Weighted average number of common shares outstanding:
(basic and diluted):	13,462,750	11,633,912

Net loss per common share:
(basic and diluted)	($0.03)	($0.09)

See accompanying note to Consolidated Financial Statements

CAMINOSOFT CORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	March 31,
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	($466,764)	($1,002,071)
Adjustments to reconcile net loss to net cash used in
operating activities:
Change in allowance for doubtful accounts	-	14,313
Depreciation and amortization	67,950	62,430
Amortization of debt discount	107,358	-
Changes in operating assets and liabilities:
Accounts receivable	(133,987)	17,774
Prepaid expense	(75,000)	35,370
Accounts payable and accrued expenses	43,456	(65,143)
Deferred revenue	148,785	(33,568)
Net cash used in operating activities	(308,202)	(970,895)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in fixed assets	(7,550)	(20,346)

Net cash used in investing activities	(7,550)	(20,346)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing on note payable	125,000	-
Proceeds from the issuance of common stock	-	1,200,000

Net cash provided by financing activities	125,000	1,200,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(190,752)	208,759

CASH AND CASH EQUIVALENTS, beginning of period	421,344	436,782

CASH AND CASH EQUIVALENTS, end of period	$230,592	$645,541

See accompanying note to Consolidated Financial Statements

CAMINOSOFT CORP
Note to Condensed Consolidated Financial Statements
(Unaudited)

Basis of Presentation

The accompanying financial statements of CaminoSoft Corp (the “Company”) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and related footnotes included in the Company’s latest Annual Report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2005, and the statements of its operations for the three month and six month periods ended March 31, 2005 and 2004, and the statements of its cash flows for the six month periods ended March 31, 2005 and 2004 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year.

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

Need for additional financing

Cash balance as of March 31, 2005 was approximately $231,000. Based on the current negative cash flow rate of approximately $90,000 per month the Company will need to address the need for additional funding. The Company has continued to increase revenues and reduced certain non-sales related expenses during the current quarter. The Company plans to reduce other non-technical and sales related expenses during the next quarter. The Company will require additional financing in order to expand our business and continue operations. The Company’s working capital requirements in the foreseeable future will depend on a variety of factors including our ability to implement the Company’s sales and marketing plan. There can be no assurance that the Company will be able to successfully negotiate or obtain additional financing or the terms thereof. The Company’s ability to obtain additional capital will be dependent on the implementation of its business plan, market conditions, the national economy and other factors outside its control. If adequate funds are not available or are not available at acceptable terms, its ability to finance our expansion, develop or enhance services or products or respond to competitive pressures would be significantly limited. The failure to secure necessary financing will have a material adverse effect on the Company’s business, prospects, financial condition and results of operations. In addition, such failure may require the Company to dramatically cut back or suspend its operations. Because of the Company’s recurring losses from operations and negative cash flow, the Company’s independent registered public accounting firm, in its audit report for the fiscal year ended September 30, 2004 have expressed substantial doubt about its ability to continue as a going concern.

Pursuant to the terms of a revised purchase agreement dated January 31, 2005, Fusion Capital Fund II, LLC has agreed to purchase from the Company up to $6,000,000 of the Company’s common stock over a thirty (30) month period. Pursuant to the terms of a registration rights agreement, dated as of January 31, 2005, the Company filed a registration statement on form SB-2 with the Securities and Exchange Commission covering 3,680,272 shares which may be purchased by or which has been issued to Fusion Capital under the purchase agreement. The order declaring the registration statement effective was issued on February 14, 2005, by the Securities and Exchange Commission. Each month the Company will have the right to sell to Fusion Capital approximately $200,000 of common stock at a purchase price based upon the market price of the Company’s common stock on the date of each sale without any fixed discount to the market price. At the Company’s option, Fusion Capital can be required to purchase fewer or greater amounts of common stock each month. The Company has the right to control the purchase timing and the number of shares sold to Fusion Capital. The 340,136 shares of common stock previously issued to Fusion Capital in September 2004 was compensation for the purchase commitment. This offering was made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act, 1933, as amended.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Software

Software capitalization is stated at cost. Statement of Financial Accounting Standards No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS 86”), provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established. Amortization is computed on the straight-line and accelerated methods based upon the estimated useful life of the asset, primarily seven years. To date, the Company capitalized approximately $325,000 of such software development costs through March 31, 2005. The Company evaluates the net realizable value of the capitalized software based on estimated future undiscounted cash flows.

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

During March 2005, the Company received $125,000 from a four month secured loan from an individual non affiliated investor. Interest is paid at 8.75% in monthly installments based on the outstanding principal balance. The loan matures on July 31, 2005, at which time the entire principal balance and all accrued and unpaid interest will become due and payable in full.

Reclassifications

Certain amounts as previously reported have been reclassified to conform to the current year presentation.

Issuance of Common Stock

During December 2003, the Company issued in a private placement 3,243,243 shares of common stock and 5 year warrants to purchase 3,243,243 shares with 50% of the warrants at an exercise price of $0.74 and 50% at an exercise price of $1.11 for $1,200,000.

Stock Based Compensation

The Company accounts for stock options or similar equity instruments in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) and Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB 25” (FIN 44). SFAS No. 123 defines a fair-value-based method of accounting for stock options or similar equity instruments. For employee options this statement gives entities a choice to recognize related compensation expense by adopting the new fair-value method or to measure compensation using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees”, the former standard. If the former standard for measurement is elected, SFAS No. 123 requires supplemental disclosure to show the effect of using the new measurement criteria. The Company currently uses the disclosure standards of SFAS 123 and SFAS 148 and accounts for employee stock based compensation using APB 25.

During the three months ended March 31, 2005, the Company issued no options or warrants.

The stock option summary and changes during the three months are presented below.

	Number of Shares	Weighted Average Exercise Price
Options outstanding
At September 30, 2004	4,984,000	$1.07

Options granted	—	—
Options expired	(332,750)	1.17

Options outstanding
At March 31, 2005	4,651,250	$0.85

Options exercisable
At March 31, 2005	2,692,250	$1.05

The following table summarizes information about employee’s stock options outstanding at March 31, 2005.

	Outstanding			Exercisable
	Weighted Average			Weighted Average
Exercise		Life	Exercise		Exercise
Price	Options	(Months)	Price	Options	Price
$0.41	545,000	57	$0.41	170,000	$0.41
0.44	558,750	57	0.44	445,500	0.44
0.45	5,000	57	0.45	—	—
0.51	12,500	57	0.51	12,500	0.51
0.52	85,000	65	0.52	85,000	0.52
0.55	302,000	57	0.55	300,000	0.55
0.56	147,000	57	0.56	147,000	0.56
0.61	340,000	57	0.61	340,000	0.61
0.63	1,400,000	57	0.63	—	—
0.90	75,000	57	0.90	40,000	0.90
0.95	316,500	57	0.95	308,750	0.95
1.04	2,000	57	1.04	1,000	1.04
1.25	25,000	57	1.25	12,500	1.25
1.30	15,000	57	1.30	7,500	1.30
1.55	300,000	57	1.55	300,000	1.55
3.38	2,000	57	3.38	2,000	3.38
3.56	54,000	57	3.56	54,000	3.56
3.87	316,500	57	3.87	316,500	3.87
5.00	150,000	65	5.00	150,000	5.00

$0.41-$5.00	4,651,250		$0.85	2,692,250	$1.05

The warrant summary and changes during the three months are presented below:

	Weighted
	Average
	Number of	Exercise
	Shares	Price
Warrants outstanding
at September 30, 2004	5,305,337	$0.84

Warrants granted	—	—
Warrants expired	(30,000)	1.55

Warrants outstanding
at March 31, 2005	5,275,337	$0.83

Warrants exercisable
at March 31, 2005	5,275,337	$0.83

The following table summarizes information about warrants outstanding at March 31, 2005.

	Outstanding			Exercisable
	Weighted Average			Weighted Average
Exercise		Life	Exercise		Exercise
Price	Warrants	(Months)	Price	Warrants	Price
$0.51	20,000	27	$0.51	20,000	$0.51
0.53	1,415,094	52	0.53	1,415,094	0.53
0.73	5,000	3	0.73	5,000	0.73
0.74	1,621,623	45	0.74	1,621,623	0.74
0.95	50,000	5	0.95	50,000	0.95
1.00	500,000	5	1.00	500,000	1.00
1.11	1,621,620	45	1.11	1,621,620	1.11
2.00	42,000	1	2.00	42,000	2.00
$0.51-$2.00	5,275,337		$0.83	5,275,337	$0.83

All stock options issued to employees have an exercise price not less than the fair market value of the Company’s common stock on the date of the grant, and in accordance with accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company’s financial statements. No options have been granted during the current fiscal year. Had compensation cost for the stock-based compensation been determined based on the fair value of the grant dates consistent with the method of SFAS 123, the Company’s net loss and loss per share for the three and six months ended March 31, 2005 and 2004 would have been increased to the pro forma amounts presented.

	Three - Months		Six-Months
	2005	2004	2005	2004
Net loss, as reported	$(207,954)	$(523,376)	$(466,764)	$(1,002,071)

Add: Stock-based employee compensation expense included in reported net loss	—	—	—	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	—	(22,265)	—	$(44,530)

Net loss, pro forma	$(207,954)	$(545,641)	$(466,764)	$(1,046,601)

Basic and diluted net loss per Common share, as reported	$(.02)	$(.04)	$(.03)	$(.09)

Pro forma	$(.02)	$(.04)	$(.03)	$(.09)

The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2004, expected life of options of seven years, expected volatility of 55.1% to 95.4%, risk-free interest rate of 2.41% and a 0% dividend yield. The weighted average fair value on the date of grants for options granted during 2004 was $0.19 per unit. There have been no options granted during the current fiscal year.

Guarantees

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 57 and 107 and recission of FIN 34.” The following is a summary of the Company’s agreements that the Company has determined is within the scope of FIN 45.

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officers liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liability recorded for these agreements as of March 31, 2005.

The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically business partners, contractors, customers, landlords and its agreements with investors. Under these provisions the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive the termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnifications provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the Company believes the estimated fair value of these provisions is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2005.

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

•
Research and development costs, which consist primarily of software development costs, are expensed as incurred. Statement of Financial Accounting Standards No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS 86”), provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established. As of March 31, 2005, the Company has capitalized approximately $325,000 of such software development costs. The Company expects to continue research and development projects into the future along with additional capitalized development as projects reach proof of concept stages of development. The current net balance of capitalized software is approximately $289,000. In the current fiscal year the Company has not capitalized any new software development. Software capitalization is stated at cost. Amortization is computed on the straight-line and accelerated methods based upon the estimated useful life of the asset, primarily seven years. During the current quarter the Company had approximately $133,000 in R & D expense compared to approximately $81,000 in the prior year three month period. The Company will continue the R & D program into the future as new products are developed and integrated into our data management suite of solutions.

•
Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. We enter into certain arrangements where we are obligated to deliver multiple products and/or services (multiple elements). In these transactions, we allocate the total revenue among the elements based on the sales price of each element when sold separately (vendor-specific objective evidence).

Revenue for products licensed to original equipment manufacturers (OEMs), and perpetual licenses for current products in our server based data management suite of products is recognized as products are shipped. If annual service is a part of the sale agreement that portion of the revenue is recorded as unearned due to undelivered elements including, annual telephone support and the right to receive unspecified upgrades/updates of our data management products on a when-and-if-available basis. Unspecified upgrades, or patches, are included in our product support fee. The upgrades are delivered only on a when-and-if-available basis and as defined in SOP 97-2, are considered PCS. Vendor-specific objective evidence does exist for these services in the aggregate; however, no vendor-specific objective evidence exists for the unspecified upgrades on a stand-alone basis. When-and-if-available deliverables should be considered in determining whether an arrangement includes multiple elements; however, SOP 97-2 states that if sufficient vendor-specific objective evidence does not exist for the allocation of revenue to the various elements of the arrangement, and if the only undelivered element in an arrangement is PCS, the entire fee for the support should be recognized ratably. Because the timing, frequency, and significance of unspecified upgrades/updates can vary considerably, the point at which unspecified upgrades/updates are expected to be delivered should not be used to support income recognition on other than a straight-line basis. As such, the Company recognizes the product support fee consisting of PCS and unspecified upgrades/updates ratably over the service contract period.

OVERVIEW

On September 17, 1999, the Company acquired the assets (the “Camino Assets”) of Camino Software Systems, Inc. (“Camino”) for 468,000 shares of the Company’s common stock and assumed $315,172 of certain Camino liabilities. The Camino Assets consisted of the name, Camino Software Systems, Inc., data storage management software, certain business contracts and intangible personal property. Camino had developed the Highway Server hierarchical storage management (“HSM”) software. The Company has continued development of HSM products and currently supports all levels of Novell NetWare and Microsoft Windows 2000. In addition the Company has been certified by Computer Associates as “ca smart” for compatibility with the Computer Associates BrightStor Portal and ARCServe back up products. In addition the Company’s HSM product has been certified for use with EMC Centera and Centera Compliance edition storage hardware.

In February 2003, the Company entered into a licensing and distribution agreement with Legato Systems, Inc. for future development, customer service, marketing and distribution of certain Legato high availability products for Novell NetWare operating systems. The high availability products specified are “Standby Server™” for NetWare, “SnapShotServer®” for NetWare, and “OFFSite Archive™” for NetWare. Legato has transitioned all customer service to the Company as of February 2003. The Company now has a broad base of products and solutions for the Novell NetWare storage market, which include, fail-over, fault tolerance, mirroring, offsite archiving and improved disaster recovery. The acquisition of the high availability products has also given access to the distribution channel used by Legato for these products which will expand the market awareness for our traditional HSM technologies for both NetWare and Windows 2000. The Company has also hired key development and customer service personnel to continue development and service for the high availability products. In conjunction with this expansion, the Company opened an office in Orem, Utah in February 2003 to house development and service personnel which now totals 2 employees.

In March 2003, the Company entered into a distribution agreement with Ingram Micro Inc., one of the largest global wholesale providers of technology products and supply chain management services. The Company will distribute storage management solutions for NetWare and Windows 2000 and the high availability products for NetWare in North America. The addition of the distribution agreement with Ingram Micro will extend the channel of distribution capabilities for the Company to include the extensive base of integrators and resellers whom purchase through Ingram Micro.

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

•
We intend to leverage our position as a provider of email storage and management solutions to grow in the messaging market. Managed Server combined with providers of Novell GroupWise email archiving systems, which provides extended storage functions for Novell, GroupWise email systems, we have taken the first step to capitalize on this growing market for automated data storage management for Novell GroupWise email systems. We intend to utilize this same approach with other partners focused on providing automated data management for users of other email messaging systems such as Microsoft Exchange and Lotus Notes. We believe this vertical partner approach will broaden the adoption of our solutions in the electronic collaboration market, allowing our partners to remain focused on their core strengths in the markets they serve.

•
Europe, the Middle East, Africa, Japan and Asia represent active markets for expansion, with Europe representing the first market outside North America the Company will focus on. We intend to continue to internationalize and localize our products and solutions to penetrate this marketplace. Currently, the Company has a director of EMEA operations, based in the UK to support our European distribution partners.

Three-Month Periods Ended March 31, 2005 and March 31, 2004.

Sales during the current quarter increased by approximately $350,000 or 126% as compared to the quarter ended March 31, 2004 as a result of increased revenues from the core HSM products. Deferred revenue for sales of annual service contracts also increased as compared to the quarter ended March 31, 2004 by approximately $168,000 due to the sale of service contracts with products for both the high availability and core HSM installations. The current deferred revenue balance is approximately $399,000 as of March 31, 2005. The Company’s HSM products represented approximately 93% or $452,000 of the new product sale revenue for the current 3 month period with the high availability products representing the remaining 7% or $33,000 of new product sales. Revenue recognized from annual service contracts represented approximately $134,000 or 21% of the total revenue for the current quarter. The service revenue is taken ratably over the term of the service contracts. During the current quarter, the Company continued to concentrate on selling and developing the sales infrastructure to support the sales forces of O.E.M. partners and integrators who distribute the Company’s solutions.

Cost of sales decreased for the current quarter as compared to the quarter ended March 31, 2004. The approximately $12,000 decrease represented an approximately 20% decrease in cost of sales as compared to the quarter ended March 31, 2004. The decrease was due to lack of any hardware sales during the current 3 month period. Cost of sales can include hardware expense for sales of integrated systems including the Company’s software solutions pre-loaded on storage hardware. There were no hardware sales or related hardware cost of sales expense during the current quarter. The amortization of capitalized software has stabilized with no additional software capitalization during the prior twelve months. Software development amortization is the largest component of the cost of sales currently. Gross profit increased in the current quarter as compared to March 31, 2004 by approximately $362,000 or 166% due to an increase in sales of the Company’s core HSM technology and the related annual service contracts.

Selling and administrative expenses decreased by approximately $6,500 or 1% as compared to the quarter ended March 31, 2004. Selling and administrative expenses remained consistent with the quarter ended March 31, 2004.

Depreciation and amortization increased approximately $2,400 as compared to the quarter ended March 31, 2004 due to additions of capitalized office and test equipment during the prior twelve month period.

Research and development expense for the current quarter increased by approximately $52,000 or 65% as compared to the quarter ended March 31, 2004. Research and development expense will fluctuate up or down depending on the status and completion of projects. During the prior twelve month period, the Company added developers which resulted in an increase in research and development expense. During the current fiscal year, the Company also outsourced one project with a total estimated cost of $50,000. To date, the Company has incurred and paid approximately $30,000 of this expense which is included in research and development expense. During the current quarter, no development expense was capitalized under SFAS 86 for software development.

Operating loss for the current three-month period decreased by approximately $314,000 or 65% as compared to the three months ended March 31, 2004. This is a result of the Company’s increase in sales during the current quarter of approximately $350,000 or 126%, with cost of sales remaining consistent with the comparable quarter.

During the current quarter, the Company had net interest expense of approximately $39,000 as compared to approximately $41,000 in net interest expense during the prior year’s quarter. The slight decrease in interest expense is a result of monthly interest charges based on current loan payable balances.
Currently the Company has a principal balance of $1,750,000 on a convertible debenture from Renaissance Capital Group, with 7% interest paid monthly. The Company also has a principal balance of $750,000, in connection with a two year loan of $750,000 from Renaissance Capital Group. Interest expense also includes monthly 7% interest based on the principal balance for the term of the loan, which matures July 19, 2006. The Company also has a loan principal balance of $125,000 due to an individual investor with interest being paid at 8.75% monthly through the term of the loan at July 31, 2005, at which time all principal and all accrued and unpaid interest will be due and payable in full.

Six-Month Periods Ended March 31, 2005 and March 31, 2004.

Sales during the current six month period of $1,199,711 showed an increase of approximately $607,000 or 103% as compared to the six month period ended March 31, 2004. The increase is associated with growing sales of the Company’s HSM data management technology, which represented 80% of the approximately $928,000 in new product sales during the current six month period. Annual service contract revenue accounted for the balance of approximately $271,000 or 23% of the total revenue for the current six month period. Annual service revenue is deferred and taken into revenue ratably over the term of the service contract period.

Cost of sales decreased by approximately 14% or $12,000 during the current six month period. This slight decrease is due to lack of sales including storage hardware during the current fiscal year. During the prior fiscal year six month period the Company had sales including storage hardware which have a much greater cost of sales than that of the Company’s software products. The cost of sales for software consists of the amortization of the capitalized software and software development as the major component. The Company has not capitalized any software development during the current and comparable fiscal years.

Selling and administrative expense decreased during the current six month period by approximately $27,000 or 2% as compared to the six months ended March 31, 2004. The Company’s selling and administrative expenses remained consistent with the six month period ended March 31, 2004.

Depreciation and amortization expense for the current six month period increased by approximately $5,500 as compared to the six months ended March 31, 2004. The increase is due to purchases of additional office and test equipment during the current six month period now included in the depreciation expense.

Research and development expense increased by approximately $115,000 or 103% as compared to the six months ended March 31, 2004. The increase in research and development expense during the current six month period is a result of addition of development resources and an increase in new development projects currently being undertaken. The Company has also outsourced a specific project with an estimated expense of $50,000. The Company has recorded $30,000 in additional research and development expense during the current six month period associated with this project.

Operating loss for the current six month period decreased by approximately $526,000 or 57% as compared to the operating loss for the six month period ended March 31, 2004. The reduction in operating loss is attributable to the 103% increase in revenue during the current six month period, while keeping cost of sales and other overhead expenses stable.

During the current six month period net interest expense decreased by approximately $9,000 or 11% as compared to the six months ended March 31, 2004. The interest expense is based on the principal balances of loans currently being serviced by the Company. The interest expense should stabilize until the notes are due and payable during the next fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

In December 2002, the Company issued a 6% convertible debenture for up to $1,000,000. The Company made monthly draws based on cash flow to replenish operating funds. The full amount was drawn during the nine months ended June 30, 2003. Interest of 6% per annum is paid in monthly installments for three years based on the unpaid principal balance. The debenture matures on November 27, 2005, at which time the unpaid principal amount and all accrued and unpaid interest will become due and payable in full. The debenture is convertible, at the option of the holder, into shares of the Company’s common stock, with a conversion price of $0.62 per share. As of March 31, 2005, the Company had a note payable principal balance of $1,000,000 in connection with the convertible debenture and no further funds available to borrow on the debenture.

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

On March 17, 2005, the Company received $125,000 from a four month secured loan from an individual investor. Interest is paid monthly at a rate of 8.75%. The loan matures on July 31, 2005, at which time all outstanding principal and accrued and unpaid interest will be due and payable in full. The Company currently plans to pay the balance due on July 31, 2005, from operating cash flows.

On November 27, 2005, $1,750,000 of convertible debt will be due and payable in full. The Company’s options include conversion of the debt into equity, extension of the debentures, or using additional financing to pay the amounts due. The Company will be negotiating with the lender to determine a definitive plan prior to fiscal year end. No assurance can be given that any of these options will be successful.

Cash balance as of March 31, 2005 was approximately $231,000 with current receivables of approximately $348,000. Based on the current negative cash flow rate of approximately $90,000 per month, the Company will require additional funding. The Company has continued to increase revenues and reduce certain non-sales, non-technical related expenses during the current quarter. The Company plans to reduce other non-technical and sales related expenses during the next quarter. The Company will require additional financing in order to expand our business and continue operations. Our working capital requirements in the foreseeable future will depend on a variety of factors including our ability to implement our sales and marketing plan. There can be no assurance that we will be able to successfully negotiate or obtain additional financing or the terms thereof. Our ability to obtain additional capital will be dependent on the implementation of our business plan, market conditions, the national economy and other factors outside our control. If adequate funds are not available or are not available at acceptable terms, our ability to finance our expansion, develop or enhance services or products or respond to competitive pressures would be significantly limited. The failure to secure necessary financing will have a material adverse effect on our business, prospects, financial condition and results of operations. In addition, such failure may require the Company to cut back or suspend its operations. Because of the Company’s recurring losses from operations and negative cash flow, the Company’s auditors, in its audit report for the fiscal year ended September 30, 2004 have expressed substantial doubt about its ability to continue as a going concern.

Pursuant to the terms of a revised purchase agreement dated January 31, 2005, Fusion Capital Fund II, LLC has agreed to purchase from the Company up to $6,000,000 of the Company’s common stock over a thirty (30) month period. Pursuant to the terms of a registration rights agreement, dated as of January 31, 2005, the Company filed a registration statement on form SB-2 with the Securities and Exchange Commission covering 3,680,272 shares which may be purchased by or which has been issued to Fusion Capital under the purchase agreement. The order declaring the registration statement effective was issued on February 14, 2005, by the Securities and Exchange Commission. Each month the Company will have the right to sell to Fusion Capital approximately $200,000 of common stock at a purchase price based upon the market price of the Company’s common stock on the date of each sale without any fixed discount to the market price. At the Company’s option, Fusion Capital can be required to purchase fewer or greater amounts of common stock each month. The Company has the right to control the purchase timing and the number of shares sold to Fusion Capital. The 340,136 shares of common stock previously issued to Fusion Capital in September 2004 was compensation for the purchase commitment. This offering was made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act, 1933, as amended.

NEW ACCOUNTING PRONOUNCEMENTS

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

Need for additional financing.

The Company will require additional financing in order to expand our business and continue operations. Our working capital requirements in the foreseeable future will depend on a variety of factors including our ability to implement our sales and marketing plan. There can be no assurance that we will be able to successfully negotiate or obtain additional financing or the terms thereof. Our ability to obtain additional capital will be dependent on the implementation of our business plan, market conditions, the national economy and other factors outside our control. If adequate funds are not available or are not available at acceptable terms, our ability to finance our expansion, develop or enhance services or products or respond to competitive pressures would be significantly limited. The failure to secure necessary financing will have a material adverse effect on our business, prospects, financial condition and results of operations. In addition, such failure may require the Company to cut back or suspend its operations. Because of the Company’s recurring losses from operations and negative cash flow, the Company’s independent registered public accounting firm, in its audit report for the fiscal year ended September 30, 2004 has expressed substantial doubt about its ability to continue as a going concern.

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

As of March 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed in the reports the Company files and submits under the exchange act is recorded, processed, summarized, and reported as and when required.

(b)   Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls during the quarter ended March 31, 2005.

PART II

OTHER INFORMATION

Item 6.	(a) Exhibits

	Exhibit 31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	(b)	Reports on Form 8-K. No reports on form 8-K were filed during the quarter ended March 31, 2005.

SIGNATURE

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMINOSOFT CORP

Date: May 12, 2005	By:	/s/ Stephen Crosson
Stephen Crosson
Chief Financial Officer

By:	/s/ Michael Skelton
Michael Skelton
Chief Executive Officer