Form 10KSB/A
period 2004-09-30
CAMINOSOFT CORP
filed 2005-06-03
CIK 907686

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


               Signature                               Capacity                            Date
---------------------------------------------    ---------------------              -----------------
/s/ STEVEN SPECTOR                               Chairman of the Board              June 1, 2005
--------------------------------------------
Steven Spector


/s/ WALTER KORNBLUH                              Director                           June 1, 2005
--------------------------------------------
Walter Kornbluh


/s/ STEPHEN CROSSON                              Chief Financial Officer,           June 1, 2005
--------------------------------------------     Chief Operating Officer
Stephen Crosson                                  Secretary, Treasurer
                                                 and Director


/s/ ROBERT PEARSON                               Director                           June 1, 2005
--------------------------------------------
Robert Pearson


/s/ ROBERT DEGAN                                 Director                           June 1, 2005
---------------------------------------------
Robert Degan


/s/ RUSSELL CLEVELAND                            Director                           June 1, 2005
--------------------------------------------
Russell Cleveland


/s/ MICHAEL SKELTON                              Chief Executive Officer,           June 1, 2005
--------------------------------------------     Director
Michael Skelton

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Los Angeles, California
November 24, 2004

                                CAMINOSOFT CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                                         SEPTEMBER 30,
                                                                 ----------------------------
ASSETS                                                               2004            2003
                                                                 ------------    ------------
Current assets:
   Cash and cash equivalents                                     $    421,344    $    436,782
   Accounts receivable, net of allowance of $20,000 and $5,687        213,678         251,037
   Prepaid expenses                                                        --           6,000
                                                                 ------------    ------------
Total current assets                                                  635,022         693,819
                                                                 ------------    ------------

Property and Equipment, net of accumulated depreciation of             41,050          21,130
     $31,730 and $21,986 (Note 2)

Software, net of accumulated amortization of,                         348,561         466,773
     $478,829 and $360,617 (Note 3)

Deposits                                                               11,642          11,792

Deferred financing costs (Note 5)                                     187,075               0
                                                                 ------------    ------------

Total assets                                                     $  1,223,350    $  1,193,514
                                                                 ============    ============

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
   Trade accounts payable                                        $     91,319    $    125,753
   Accrued Liabilities                                                145,733         144,948
   Deferred revenues                                                  250,304         264,555
                                                                 ------------    ------------

Total current liabilities                                             487,356         535,256

Notes Payable, long term portion,
   net of discount of $359,386 and $132,169 (Notes 4 and 5)        2,140,614       1,617,831
                                                                 ------------    ------------
Total liabilities                                                   2,627,970       2,153,087

Common stock, no par value; authorized 100,000,000 shares;
     issued and outstanding 13,462,750 and 9,879,371 shares        17,650,361      15,951,333

   Accumulated deficit                                            (19,054,981)    (16,910,906)
                                                                 ------------    ------------

Total shareholders' deficit                                        (1,404,620)       (959,573)
                                                                 ------------    ------------
Total liabilities and shareholders' deficit                      $  1,223,350    $  1,193,514
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
                                                                              ===========    ===========

      During the year ended September 30, 2004, the Company issued 1,415,094 warrants to purchase the Company's common stock at $0.53 per share with a fair value of $311,953 in connection with a 7% 2 year $750,000 loan to the Company (Note 4). The fair value was recorded as debt discount on the Company's financial statements and is being amortized over the term of the loan.

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

                                CAMINOSOFT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REVENUE RECOGNITION

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or derterminable, and collectibility is probable. We enter into certain arrangements where we are obligated to deliver multiple products and/or services (multiple elements). In these transactions, we allocate the total revenue among the elements based on the sales price of each element when sold separately (vendor-specific objective evidence).

Revenue for products licensed to original equipment manufacturers (OEM's), and perpetual licenses for current products in our server based data management suite of products is recognized as products are shipped. If annual service is a part of the sale agreement that portion of the revenue is recorded as unearned due to undelivered elements including, annual telephone support and the right to receive unspecified upgrades/updates of our data management products on a when-and-if- available basis. Unspecified upgrades, or patches, are included in our product support fee. The upgrades are delivered only on a when-and-if-available basis and as defined in SOP 97-2, are considered PCS. Vendor-specific objective evidence does exist for these services in the aggregate; however, no vendor-specific objective evidence exists for the unspecified upgrades on a stand-alone basis. When-and-if- available deliverables should be considered in determining whether an arrangement includes multiple elements; however, SOP 97-2 states that if sufficient vendor-specific objective evidence does not exist for the allocation of revenue to the various elements of the arrangement, and if the only undelivered element in an arrangement is PCS, the entire fee for the support should be recognized ratably. Because the timing, frequency, and significance of unspecified upgrades/updates can vary considerably, the point at which unspecified upgrades/updates are expected to be delivered should not be used to support income recognition on other than a straight-line basis. As such, the Company recognizes the product support fee consisting of PCS and unspecified upgrades/updates ratably over the service contract period.

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

                                CAMINOSOFT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

NOTE 4 - NOTES PAYABLE

During the year ended September 30, 2002, a warrant to purchase 500,000 shares of common stock was extended three years in conjunction with additional financing for the Company (see below). The estimated value of the warrant ($176,224) was recorded as debt discount on the Company's financial statements and is being amortized over the term of the debenture.

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

         During July 2004, the Company issued 5 year warrants to purchase 1,415,094 shares of common stock at $0.53 per share. The warrants, valued at $311,953 using the Black Scholes method were issued in conjunction with a $750,000 two year loan (Note 5). The loan matures on July 19, 2006 at which time the unpaid principal and all accrued and unpaid interest will become due and payable. The note calls for monthly interest payments of 7% of the outstanding principal balance beginning September 1, 2004. The value of the warrants were recorded on the Company's financial statements as debt discount and will be expensed ratably over the term of the loan.


Annual principal payments for fiscal years 2005 and 2006 are as follows:

         Year ending September 30,
         -------------------------
                  2005                                        $       --
                  2006                                         2,500,000
                                                              ----------

                        Total                                 $2,500,000
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

During the year ended September 30, 2004, the Company issued 1,415,094 warrants to purchase the Company's common stock at $0.53 per share with a fair value of $311,953 in connection with a 7% 2 year $750,000 loan to the Company (Note 4). The fair value was recorded as debt discount on the Company's financial statements and is being amortized over the term of the loan.

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

                                CAMINOSOFT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The option summary and changes during the year are presented below:

                                                                      Weighted
                                                                       Average
                                                     Number of       Exercise
                                                      Shares           Price
                                                     ----------     ----------
Options outstanding
       At September 30, 2002                          1,658,000     $     2.47

Options granted                                       1,218,000           0.57
Options expired                                        (103,000)          0.90
                                                     ----------     ----------

Options outstanding
     At September 30, 2003                            2,773,000     $     1.69

Options granted                                       2,476,000           0.56
Options expired                                        (265,000)          2.92
                                                     ----------     ----------

Options outstanding
     At September 30, 2004                            4,984,000     $     1.07
                                                     ----------     ----------

Options exercisable
     At September 30, 2004                            2,739,000     $     1.46
                                                     ----------     ----------

The following table summarizes information about employee's stock options outstanding at September 30, 2004.


                     Outstanding                         Exercisable
              --------------------------           -------------------------
                        Weighted Average           Weighted Average
Exercise                 Life           Exercise                    Exercise
 Price         Options  (Months)          Price    Options           Price
--------      --------  --------        --------   --------        --------

$0.41          569,000      62          $   0.41    170,000        $   0.41
 0.44          587,000      62              0.44    450,500            0.44
 0.45            5,000      62              0.45         --              --
 0.51          200,000      62              0.51         --              --
 0.52           85,000      62              0.52     85,000            0.52
 0.55          302,000      62              0.55    300,000            0.55
 0.56          148,000      62              0.56    148,000            0.56
 0.61          340,000      62              0.61    340,000            0.61
 0.63        1,400,000      62              0.63         --              --
 0.90           95,000      62              0.90     23,750            0.90
 0.95          319,500      62              0.95    309,750            0.95
 1.04            2,000      62              1.04      1,000            1.04
 1.25           25,000      62              1.25     12,500            1.25
 1.30           15,000      62              1.30      7,500            1.30
 1.55          300,000      62              1.55    300,000            1.55
 3.38            2,000      62              3.38      1,500            3.38
 3.56           56,000      62              3.56     56,000            3.56
 3.63           65,000       2              3.63     65,000            3.63
 3.87          318,500      62              3.87    318,500            3.87
 5.00          150,000      62              5.00    150,000            5.00
-----------  ---------                  --------  ---------        --------

$0.41-$5.00  4,984,000                  $   1.07  2,739,000        $   1.46
-----------  ---------                  --------  ---------        --------


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

                                CAMINOSOFT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases its facilities under noncancelable operating leases expiring at various dates through 2006. Future minimum rental payments required under noncancelable operating leases at September 30, 2004 are as follows:


Year Ending September 30,                            Amount
-------------------------                           --------
         2005                                        120,037
         2006                                         82,685
                                                    --------
                                                    $202,722
                                                    ========

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

NOTE 9 - RESTATEMENT OF PREVIOUS QUARTERS (UNAUDITED)

The Company has restated its financial statements for the first three quarters of 2004 and 2003. The following table presents certain financial information for each quarter of fiscal years 2004 and 2003 as originally stated in their reports on Form 10-QSB, the adjustments subsequently made and the information as restated:


                                                                              As
                                                               Originally     Restatement       As
                                                               Reported       Adjustment        Restated
                                                               -------------- ----------------- --------------
Quarter ended June 30, 2004

Deferred financing costs                                       $   88,114        ($88,114)      $        0

Notes Payable                                                  $1,750,000        ($88,114)      $1,661,886


Quarter ended March 31, 2004

Deferred financing costs                                       $  102,799       ($102,799)      $        0

Notes Payable                                                   $1,750,000      ($102,799)      $1,647,201


Quarter ended December 31, 2003

Deferred financing costs                                       $  117,484       ($117,484)      $        0

Notes Payable                                                  $1,750,000       ($117,484)      $1,632,516


Quarter ended June 30, 2003

Deferred financing costs                                       $  146,854       ($146,854)      $        0

Notes Payable                                                  $1,000,000       ($146,854)      $  853,146


Quarter ended March 31, 2003

Deferred financing costs                                       $  161,539       ($161,539)      $        0

Notes Payable                                                  $  644,000       ($161,539)      $  482,461


Quarter ended December 31, 2002

Deferred financing costs                                       $  176,224       ($176,224)      $        0

Notes Payable                                                  $  127,000       ($176,224)      $ (49,224)

The restatements are to reclassify the fair value, net of accumulated amortization, of warrants issued in connection with notes payable from deferred financing costs to discount on notes payable.