Form 10QSB/A
period 2004-12-31
CAMINOSOFT CORP
filed 2005-06-03
CIK 907686

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
______________

FORM 10-QSB/A
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
YES ☒  NO ☐

Number of shares outstanding of each of the issuer's classes of common stock, as of February 9, 2005: 13,462,750 shares of common stock, no par value.

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

	PART II - OTHER INFORMATION

Item 6	Exhibits

	Signature

	Exhibit 31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART 1
FINANCIAL INFORMATION

Item 1. Financial Statements

CAMINOSOFT CORP
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
	December 31,	September 30,
ASSETS	2004	2004

Current assets:
Cash and cash equivalents	$100,192	$421,344
Accounts receivable, net of allowance of $20,000 and $20,000	366,199	213,678

Total current assets	466,391	635,022

Property and Equipment, net of accumulated depreciation of	36,628	41,050
$36,152 and $31,730

Software, net of accumulated amortization of,	319,008	348,561
$508,382 and $478,829

Deposits	11,642	11,642

Deferred financing costs	187,075	187,075

Total assets	$1,020,744	$1,223,350

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
Trade accounts payable	$94,110	$91,319
Accrued Liabilities	66,490	145,733
Deferred revenues	329,280	250,304
Notes Payable, current portion, net of discount of $58,744 and $0	1,691,256	-

Total current liabilities	2,181,136	487,356

Notes Payable, long term portion, net of discount of $246,962 and $359,386	503,038	2,140,614

Total liabilities	2,684,174	2,627,970

Common stock, no par value; authorized 100,000,000 shares;
issued and outstanding 13,462,750 and 13,462,750 shares	17,650,361	17,650,361

Accumulated deficit	(19,313,791)	(19,054,981)

Total shareholders' deficit	(1,663,430)	(1,404,620)

Total liabilities and shareholders' deficit	$1,020,744	$1,223,350

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

CAMINOSOFT CORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	December 31,

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	($258,810)	($478,695)
Adjustments to reconcile net loss to net cash used in
operating activities:
Change in allowance for doubtful accounts	-	14,313
Depreciation and amortization	33,975	30,879
Amortization of debt discount	53,680	-
Changes in operating assets and liabilities:
Accounts receivable	(152,521)	26,283
Prepaid expense	-	19,185
Accounts payable and accrued expenses	(76,452)	8,326
Deferred revenue	78,976	(21,821)
Net cash used in operating activities	(321,152)	(401,530)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in fixed assets	-	(12,438)

Net cash used in investing activities	-	(12,438)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	-	1,200,000

Net cash provided by financing activities	-	1,200,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(321,152)	786,032

CASH AND CASH EQUIVALENTS, beginning of period	421,344	436,782

CASH AND CASH EQUIVALENTS, end of period	$100,192	$1,222,814

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

CAMINOSOFT CORP

Date: June 1, 2005	By:	/s/ Stephen Crosson
Stephen Crosson, Chief Financial Officer

Date: June 1, 2005	By:	/s/ Michael Skelton
Michael Skelton, Chief Executive Officer