Form 10KSB/A
period 2004-09-30
CAMINOSOFT CORP
filed 2005-06-23
CIK 907686

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                ----------------
                                  FORM 10-KSB/A
                                  (Amendment 2)

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


        Signature                     Capacity                         Date
---------------------------    ---------------------              --------------

/s/ STEVEN SPECTOR             Chairman of the Board              June 23, 2005
---------------------------
Steven Spector

/s/ WALTER KORNBLUH            Director                           June 23, 2005
---------------------------
Walter Kornbluh

/s/ STEPHEN CROSSON            Chief Financial Officer,           June 23, 2005
---------------------------    Chief Operating Officer
Stephen Crosson                Secretary, Treasurer
                               and Director

/s/ ROBERT PEARSON             Director                           June 23, 2005
---------------------------
Robert Pearson

/s/ ROBERT DEGAN               Director                           June 23, 2005
---------------------------
Robert Degan

/s/ RUSSELL CLEVELAND          Director                           June 23, 2005
---------------------------
Russell Cleveland

/s/ MICHAEL SKELTON            Chief Executive Officer,           June 23, 2005
---------------------------    Director
Michael Skelton

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

As discussed in Note 9, the accompanying consolidated balance sheets as of September 30, 2004 and 2003 have been restated.

Los Angeles, California
November 24, 2004, except for Note 9 which is as of June 1, 2005

                                CAMINOSOFT CORP.
                           CONSOLIDATED BALANCE SHEETS


                                                                         SEPTEMBER 30,
                                                                 ----------------------------
ASSETS                                                               2004            2003
                                                                 ------------    ------------
                                                                  (Restated)      (Restated)
Current assets:
   Cash and cash equivalents                                     $    421,344    $    436,782
   Accounts receivable, net of allowance of $20,000 and $5,687        213,678         251,037
   Prepaid expenses                                                        --           6,000
                                                                 ------------    ------------
Total current assets                                                  635,022         693,819
                                                                 ------------    ------------

Property and Equipment, net of accumulated depreciation of             41,050          21,130
     $31,730 and $21,986 (Note 2)

Software, net of accumulated amortization of,                         348,561         466,773
     $478,829 and $360,617 (Note 3)

Deposits                                                               11,642          11,792

Deferred financing costs (Note 5)                                     187,075               0
                                                                 ------------    ------------
Total assets                                                     $  1,223,350    $  1,193,514
                                                                 ============    ============

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
   Trade accounts payable                                        $     91,319    $    125,753
   Accrued Liabilities                                                145,733         144,948
   Deferred revenues                                                  250,304         264,555
                                                                 ------------    ------------
Total current liabilities                                             487,356         535,256

Notes Payable, long term portion,
   net of discount of $359,386 and $132,169 (Notes 4 and 5)        2,140,614       1,617,831
                                                                 ------------    ------------
Total liabilities                                                   2,627,970       2,153,087

Common stock, no par value; authorized 100,000,000 shares;
     issued and outstanding 13,462,750 and 9,879,371 shares        17,650,361      15,951,333

   Accumulated deficit                                            (19,054,981)    (16,910,906)
                                                                 ------------    ------------
Total shareholders' deficit                                        (1,404,620)       (959,573)
                                                                 ------------    ------------
Total liabilities and shareholders' deficit                      $  1,223,350    $  1,193,514
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
                                        =========          ========

                                CAMINOSOFT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table summarizes information about warrants outstanding at September 30, 2004.

                          Outstanding                         Exercisable
                   --------------------------           ------------------------
                             Weighted Average           Weighted Average
Exercise                      Life           Exercise                   Exercise
 Price             Warrants  (Months)          Price    Warrants         Price
--------           --------  --------        --------   --------        --------

0.51                 20,000      62          $   0.51     20,000        $   0.51
0.53              1,415,094      58              0.53  1,415,094            0.53
0.73                  5,000       9              0.73      5,000            0.73
0.74              1,621,623      50              0.74  1,621,623            0.74
0.95                 50,000      62              0.95     50,000            0.95
1.00                500,000      11              1.00    500,000            1.00
1.11              1,621,620      50              1.11  1,621,620            1.11
1.55                 30,000      62              1.55     30,000            1.55
2.00                 42,000       7              2.00     42,000            2.00
-------------     ---------                  --------  ---------        --------
$0.51 - $2.00     5,305,337                  $   0.84  5,305,337        $   0.84
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

Note 9 - RESTATEMENT

Subsequent to issuance of its 2004 financial statements, the Company corrected an error in its consolidated balance sheets as of September 30, 2004 and 2003 to reclassify the fair value, net of accumulated amortization, of warrants issued in connection with the notes payable from deferred financing costs to discount on notes payable. The following table presents certain financial information for fiscal years 2004 and 2003 as originally stated in their reports on Form 10-KSB, the adjustments subsequently made and the information as restated:


                                   As
                                   Originally     Restatement       As
                                   Reported       Adjustment        Restated

                                   ---------------------------------------------
Year ended September 30, 2004

Deferred financing costs
                                   $  546,461       ($359,386)      $  187,075
Notes Payable
                                   $2,500,000       ($359,386)      $2,140,614
Year ended September 30, 2003

Deferred financing costs           $  132,169       ($132,169)      $        0

Notes Payable                      $1,750,000       ($132,169)      $1,617,831


NOTE 10 - RESTATEMENT OF PREVIOUS QUARTERS (UNAUDITED)

The Company has restated its financial statements for the first three quarters of 2004 and 2003. The following table presents certain financial information for each quarter of fiscal years 2004 and 2003 as originally stated in their reports on Form 10-QSB, the adjustments subsequently made and the information as restated:

                                   As
                                   Originally     Restatement       As
                                   Reported       Adjustment        Restated
                                   -------------------------------------------
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

Item 8 A.         CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

      Disclosure Controls and procedures are designed to ensure that information required to be disclosed in the filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

      Within the 90 days prior to this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that the information required to be disclosed in the reports the Company files and submits under the exchange act is recorded, processed, summarized, and reported as and when required.

      As reported in our Current Report on Form 8-K, dated June 23, 2005, in the course of a review of our disclosure controls and procedures, we became aware that our reporting for deferred financing costs and discount on notes payable was not consistent with accounting principles generally accepted in the United States of America ("GAAP"). After investigating the matter and consulting with our current independent accountants, our management and the Audit Committee of the Board of Directors concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective. We remediated the material weakness in internal control over financial reporting by changing our disclosure controls and procedures for the reporting of deferred financing costs and discount on notes payable to conform to GAAP and disclosed the impact of such changes in Form 10-KSB/A, filed with the Securities and Exchange Commission on June 23, 2005.

(b)   Changes in Internal Controls

      There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls that occurred during the Company's last fiscal quarter other than to remediate the material weakness described above.