Form 10QSB/A
period 2004-12-31
CAMINOSOFT CORP
filed 2005-06-23
CIK 907686

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                 --------------

                                  FORM 10-QSB/A
                                  (Amendment 2)

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 YES |X| NO |_|


Number of shares outstanding of each of the issuer's classes of common stock, as of February 9, 2005: 13,462,750 shares of common stock, no par value.

                 Transitional Small Business Disclosure Format:

                                 YES |_| NO |X|

--------------------------------------------------------------------------------

                                 CAMINOSOFT CORP

                                      INDEX


                                                                            PAGE
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 2004                  3
 and September 30, 2004

Condensed Consolidated Statements of Operations for the Three
 Months Ended December 31, 2004 and 2003                                       4

Condensed Consolidated Statements of Cash Flows for the Three
 Months Ended December 31, 2004 and 2003                                       5

Notes to consolidated financial statements                                     6

Item 3. Controls and procedures                                                7

PART II - OTHER INFORMATION

Item 6. Exhibits

        Signature                                                             12

        Exhibit 31    Certification Pursuant to Section 302 of the
        Sarbanes-Oxley Act of 2002                                            13

        Exhibit 32    Certification Pursuant to Section 906 of the
        Sarbanes-Oxley Act of 2002                                            15

--------------------------------------------------------------------------------

                                                        PART 1
                                                FINANCIAL INFORMATION

                                             Item 1. Financial Statements

                                                   CAMINOSOFT CORP
                                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   Unaudited           Audited
---------------------------------------------------------------------------------------------------------------------
                                                                                  December 31,      September 30,
---------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                2004               2004
                                                                                -----------------  -----------------
                                                                                     (Restated)         (Restated)
---------------------------------------------------------------------------------------------------------------------
Current assets:
Cash and cash equivalents                                                       $        100,192   $        421,344
---------------------------------------------------------------------------------------------------------------------
Accounts receivable, net of allowance of $20,000 and $20,000                             366,199            213,678
                                                                                -----------------  -----------------
---------------------------------------------------------------------------------------------------------------------
Total current assets                                                                     466,391            635,022
                                                                                -----------------  -----------------
---------------------------------------------------------------------------------------------------------------------
Property and Equipment, net of accumulated depreciation of                                36,628             41,050
$36,152 and $31,730
---------------------------------------------------------------------------------------------------------------------
Software, net of accumulated amortization of,                                            319,008            348,561
$508,382 and $478,829
---------------------------------------------------------------------------------------------------------------------
Deposits                                                                                  11,642             11,642
---------------------------------------------------------------------------------------------------------------------
Deferred financing costs                                                                 187,075            187,075
                                                                                -----------------  -----------------
---------------------------------------------------------------------------------------------------------------------
Total assets                                                                    $      1,020,744   $      1,223,350
                                                                                -----------------  -----------------
---------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' DEFICIT
---------------------------------------------------------------------------------------------------------------------
Current Liabilities:
---------------------------------------------------------------------------------------------------------------------
Trade accounts payable                                                          $         94,110   $         91,319
Accrued Liabilities                                                                       66,490            145,733
---------------------------------------------------------------------------------------------------------------------
Deferred revenues                                                                        329,280            250,304
Notes Payable, current portion, net of discount of $58,744 and $0                      1,691,256                  -
---------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                              2,181,136            487,356
---------------------------------------------------------------------------------------------------------------------
Notes Payable, long term portion, net of discount of $246,962 and $359,386               503,038          2,140,614
---------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                      2,684,174          2,627,970
---------------------------------------------------------------------------------------------------------------------
Common stock, no par value; authorized 100,000,000 shares;
issued and outstanding 13,462,750 and 13,462,750 shares                               17,650,361         17,650,361
---------------------------------------------------------------------------------------------------------------------
Accumulated deficit                                                                  (19,313,791)       (19,054,981)
                                                                                -----------------  -----------------
---------------------------------------------------------------------------------------------------------------------
Total shareholders' deficit                                                           (1,663,430)        (1,404,620)
                                                                                -----------------  -----------------
---------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' deficit                                     $      1,020,744   $      1,223,350
                                                                                -----------------  -----------------
---------------------------------------------------------------------------------------------------------------------


                                                          3
---------------------------------------------------------------------------------------------------------------------

                                                   CAMINOSOFT CORP.
                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (Unaudited)


                                                                                      Three Months Ended
---------------------------------------------------------------------------------------------------------------------
                                                                                           December 31,
                                                                                ------------------------------------
---------------------------------------------------------------------------------------------------------------------
                                                                                      2004               2003
                                                                                -----------------  -----------------
SALES                                                                           $        571,750   $        314,408
---------------------------------------------------------------------------------------------------------------------
COST OF SALES                                                                             29,553             29,911
---------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                                             542,197            284,497
---------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
---------------------------------------------------------------------------------------------------------------------
Sales and administrative                                                                 616,000            643,121
Depreciation and amortization                                                              4,422              1,326
---------------------------------------------------------------------------------------------------------------------
Research & Development                                                                    93,360             77,600
                                                                                -----------------  -----------------
---------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                                 713,782            722,047
                                                                                -----------------  -----------------
---------------------------------------------------------------------------------------------------------------------
Loss from operations                                                                    (171,585)          (437,550)
---------------------------------------------------------------------------------------------------------------------
OTHER INCOME (EXPENSE)
Interest expense                                                                         (87,227)           (41,151)
---------------------------------------------------------------------------------------------------------------------
Interest income                                                                                2                  6
                                                                                -----------------  -----------------
---------------------------------------------------------------------------------------------------------------------
Total other income (expense)                                                             (87,225)           (41,145)
                                                                                -----------------  -----------------
---------------------------------------------------------------------------------------------------------------------
Net loss applicable to common stock                                                    ($258,810)         ($478,695)
---------------------------------------------------------------------------------------------------------------------
Weighted average number of common shares outstanding:
---------------------------------------------------------------------------------------------------------------------
(basic and diluted):                                                                  13,462,750          9,949,876
                                                                                -----------------  -----------------
---------------------------------------------------------------------------------------------------------------------
Net loss per common share:
---------------------------------------------------------------------------------------------------------------------
(basic and diluted)                                                                       ($0.02)            ($0.05)
                                                                                -----------------  -----------------


                                                          4
---------------------------------------------------------------------------------------------------------------------

                                                   CAMINOSOFT CORP
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)


                                                                                        Three Months Ended
---------------------------------------------------------------------------------------------------------------------
                                                                                           December 31,
                                                                                ------------------------------------
---------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      2004               2003
                                                                                -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
---------------------------------------------------------------------------------------------------------------------
Net loss                                                                               ($258,810)         ($478,695)
Adjustments to reconcile net loss to net cash used in
---------------------------------------------------------------------------------------------------------------------
operating activities:
Change in allowance for doubtful accounts                                                      -             14,313
---------------------------------------------------------------------------------------------------------------------
Depreciation and amortization                                                             33,975             30,879
Amortization of debt discount                                                             53,680                  -
---------------------------------------------------------------------------------------------------------------------
Changes in operating assets and liabilities:
Accounts receivable                                                                     (152,521)            26,283
---------------------------------------------------------------------------------------------------------------------
Prepaid expense                                                                                -             19,185
Accounts payable and accrued expenses                                                    (76,452)             8,326
---------------------------------------------------------------------------------------------------------------------
Deferred revenue                                                                          78,976            (21,821)
                                                                                -----------------  -----------------
Net cash used in operating activities                                                   (321,152)          (401,530)
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
---------------------------------------------------------------------------------------------------------------------
Investment in fixed assets                                                                     -            (12,438)
                                                                                -----------------  -----------------
---------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                          -            (12,438)
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock                                                     -          1,200,000
---------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                      -          1,200,000
---------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (321,152)           786,032
---------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, beginning of period                                           421,344            436,782
---------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of period                                        $        100,192   $      1,222,814
---------------------------------------------------------------------------------------------------------------------


                                                          5
---------------------------------------------------------------------------------------------------------------------

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

Restatement

Subsequent to issuance of its December 31, 2004 financial statements, the Company corrected an error in its consolidated balance sheets as of December 31, 2004 and September 30, 2004 to reclassify the fair value, net of accumulated amortization, of warrants issued in connection with notes payable from deferred financing costs to discount on notes payable. The following table presents certain financial information as of December 31, 2004 and September 30, 2004 as originally stated in their reports on Form 10-KSB and 10-QSB, the adjustments subsequently made and the information as restated:

                                     As
                                     Originally    Restatement      As
                                     Reported      Adjustment       Restated
                                     ----------------------------------------
Quarter ended December 31, 2004

Deferred financing costs             $  492,781      ($305,706)     $  187,075

Notes Payable                        $1,750,000       ($58,744)     $1,691,256

Notes Payable, long term portion     $  750,000      ($246,962)     $  503,038

Year ended September 30, 2004

Deferred financing costs             $  546,461      ($359,386)     $  187,075

Notes Payable                        $2,500,000      ($359,386)     $2,140,614


Need for additional financing and Subsequent Event

Cash balance as of December 31, 2004 was approximately $100,000. Based on the current negative cash flow rate of approximately $78,000 per month the Company will need to address the need for additional funding. The Company has continued to increase revenues and reduced certain non-sales related expenses during the current quarter. The Company plans to reduce other non-technical and sales related expenses during the next quarter. The Company will require additional financing in order to expand our business and continue operations. Our working capital requirements in the foreseeable future will depend on a variety of factors including our ability to implement our sales and marketing plan. There can be no assurance that we will be able to successfully negotiate or obtain additional financing or the terms thereof. Our ability to obtain additional capital will be dependent on the implementation of our business plan, market conditions, the national economy and other factors outside our control. If adequate funds are not available or are not available at acceptable terms, our ability to finance our expansion, develop or enhance services or products or respond to competitive pressures would be significantly limited. The failure to secure necessary financing will have a material adverse effect on our business, prospects, financial condition and results of operations. In addition, such failure may require the Company to dramatically cut back or suspend its operations or seek bankruptcy protection. Because of the Company's recurring losses from operations and negative cash flow, the Company's auditors have expressed substantial doubt about its ability to continue as a going concern.

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


                                       6
--------------------------------------------------------------------------------

On January 31, 2005, the Company entered into a new common stock purchase agreement with Fusion Capital Fund II, LLC, with substantially the same terms and conditions as the terminated common stock purchase agreement. Pursuant to the terms of the new purchase agreement, Fusion Capital has agreed to purchase from the Company up to $6,000,000 of the Company's common stock over a thirty
(30) month period. Pursuant to the terms of a registration rights agreement, dated as of January 31, 2005, we agreed to file a registration statement on form SB-2 with the Securities and Exchange Commission covering shares which may be purchased by Fusion Capital under the purchase agreement. Once the registration statement has been declared effective, each month the Company will have the right to sell to Fusion Capital approximately $200,000 of common stock per month at a purchase price based upon the market price of the Company's common stock on the date of each sale without any fixed discount to the market price. At the Company's option, Fusion Capital can be required to purchase fewer or greater amounts of common stock each month. The Company has the right to control the purchase timing and the number of shares sold to Fusion Capital. The 340,136 shares of common stock previously issued to Fusion Capital was compensation for the purchase commitment. This offering was made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act, 1933, as amended.

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

Notes Payable

During December 2002, the Company issued a 6% convertible debenture for up to $1,000,000. Interest at the rate of 6% per annum is payable in monthly installments for three years based on the unpaid principal balance. The full amount was borrowed during the nine months ended June 30, 2003. The debenture matures on November 27, 2005, at which time the unpaid principal amount and all accrued and unpaid interest will become due and payable in full. The debenture is convertible, at the option of the holder, into shares of the Company's common stock, with a conversion price of $0.62 per share. As of the date of this filing, the Company had borrowed $1,000,000, the entire amount available.

During July 2003, the Company issued a 6% convertible debenture for $750,000. Interest at the rate of 6% per annum is payable in monthly installments for 26 months based on the unpaid principal balance. The debenture matures on November 27, 2005, at which time the unpaid principal amount and all accrued and unpaid interest will become due and payable in full. The debenture is convertible, at the option of the holder, into shares of the Company's common stock, with a conversion price of $0.41 per share. As of the date of this filing, the Company had borrowed $750,000, the entire amount available.


                                       7
--------------------------------------------------------------------------------

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


                                                                   Weighted
 -------------------------------------------------------------------------------
                                                                  Average
 -------------------------------------------------------------------------------
                                               Number of          Exercise
 -------------------------------------------------------------------------------
                                                Shares             Price
                                            ----------------  -----------------
 Options outstanding
 -------------------------------------------------------------------------------
 At September 30, 2004                            4,984,000   $           1.07
 -------------------------------------------------------------------------------
 Options granted                                      -- --              -- --
 Options expired                                   (241,750)              0.56
 -------------------------------------------------------------------------------

 Options outstanding
 -------------------------------------------------------------------------------
 At December 31, 2004                             4,742,250   $           1.09
                                            ----------------  -----------------
 -------------------------------------------------------------------------------
 Options exercisable
 At December 31, 2004                             2,739,750   $           1.45
 -------------------------------------------------------------------------------


                                        8
--------------------------------------------------------------------------------

The following table summarizes information about employee's stock options outstanding at December 31, 2004.

                           Outstanding                                                             Exercisable
              ---------------------------------------                         -----------------------------------------------------
                         Weighted Average                                                       Weighted Average
              ---------------------------------------                         -----------------------------------------------------
 Exercise                              Life                  Exercise                                           Exercise
 ----------------------------------------------------------------------------------------------------------------------------------
 Price            Options            (Months)                 Price                Options                       Price
 ----------- ----------------- ---------------------------------------------- -------------------    ------------------------------
 $0.41                550,000                     60 $                   0.41            170,000     $                         0.41
 ----------- ----------------------------------------------------------------------------------------------------------------------
 0.44                 564,750                     60                     0.44            445,500                               0.44
 0.45                   5,000                     60                     0.45               ----                               ----
 ----------- ----------------------------------------------------------------------------------------------------------------------
 0.51                  12,500                     60                     0.51             12,500                               0.51
 0.52                  85,000                     68                     0.52             85,000                               0.52
 ----------- ----------------------------------------------------------------------------------------------------------------------
 0.55                 302,000                     60                     0.55            300,000                               0.55
 0.56                 147,000                     60                     0.56            147,000                               0.56
 ----------- ----------------------------------------------------------------------------------------------------------------------
 0.61                 340,000                     60                     0.61            340,000                               0.61
 0.63               1,400,000                     60                     0.63               ----                               ----
 ----------- ----------------------------------------------------------------------------------------------------------------------
 0.90                  90,000                     60                     0.90             22,500                               0.90
 0.95                 316,500                     60                     0.95            308,750                               0.95
 ----------- ----------------------------------------------------------------------------------------------------------------------
 1.04                   2,000                     60                     1.04              1,000                               1.04
 1.25                  25,000                     60                     1.25             12,500                               1.25
 ----------- ----------------------------------------------------------------------------------------------------------------------
 1.30                  15,000                     60                     1.30              7,500                               1.30
 1.55                 300,000                     60                     1.55            300,000                               1.55
 ----------- ----------------------------------------------------------------------------------------------------------------------
 3.38                   2,000                     60                     3.38              2,000                               3.38
 3.56                  54,000                     60                     3.56             54,000                               3.56
 ----------- ----------------------------------------------------------------------------------------------------------------------
 3.63                  65,000                     60                     3.63             65,000                               3.63
 3.87                 316,500                     60                     3.87            316,500                               3.87
 ----------- ----------------------------------------------------------------------------------------------------------------------
 5.00                 150,000                     68                     5.00            150,000                               5.00
 ----------- ----------------- --------------------- ------------------------ -------------------    ------------------------------
 $0.41-
 $5.00              4,742,250                        $                   1.09          2,739,750     $                         1.45
 ----------- ----------------- --------------------- ------------------------ -------------------    ------------------------------

The warrant summary and changes during the three months are presented below:

                                                                                                                       Weighted
 ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       Average
 ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Number of          Exercise
 ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Shares             Price
 ----------------------------------------------------------------------------------------------------------------------------------
 Warrants outstanding
 at September 30, 2004                                                                                 5,305,337    $          0.84
 ----------------------------------------------------------------------------------------------------------------------------------
 Warrants granted                                                                                           ----               ----
 Warrants expired                                                                                        (30,000)              1.55
 ----------------------------------------------------------------------------------------------------------------------------------
 Warrants outstanding
 at December 31, 2004                                                                                  5,275,337    $          0.83
                                                                                                 ---------------    ---------------
 ----------------------------------------------------------------------------------------------------------------------------------
 Warrants exercisable
 at December 31, 2004                                                                                  5,275,337    $          0.83
 ----------------------------------------------------------------------------------------------------------------------------------

The following table summarizes information about warrants outstanding at December 31, 2004.

                             Outstanding                                                             Exercisable
              -------------------------------------------                         -------------------------------------------------
                           Weighted Average                                                       Weighted Average
              -------------------------------------------                         -------------------------------------------------
 Exercise                                  Life                  Exercise                                         Exercise
 ----------------------------------------------------------------------------------------------------------------------------------
 Price            Warrants               (Months)                  Price               Warrants                    Price
 ----------- -------------------   --------------------- ---------------------------------------------   --------------------------
 $0.51                   20,000                       30 $                    0.51             20,000    $                    0.51
 --------------------------------------------------------------------------------- ------------------------------------------------
 0.53                 1,415,094                       55                      0.53          1,415,094                         0.53
 0.73                     5,000                        6                      0.73              5,000                         0.73
 ----------------------------------------------------------------------------------------------------------------------------------
 0.74                 1,621,623                       48                      0.74          1,621,623                         0.74
 0.95                    50,000                        8                      0.95             50,000                         0.95
 ----------------------------------------------------------------------------------------------------------------------------------
 1.00                   500,000                        8                      1.00            500,000                         1.00
 1.11                 1,621,620                       48                      1.11          1,621,620                         1.11
 ----------------------------------------------------------------------------------------------------------------------------------
 2.00                    42,000                        4                      2.00             42,000                         2.00
 ----------- -------------------   --------------------- ------------------------- -------------------   --------------------------
 $0.51-$2.00  $       5,275,337                                               0.83          5,275,337    $                    0.83
 ----------------------------------------------------------------------------------------------------------------------------------


                                                                 9
-----------------------------------------------------------------------------------------------------------------------------------

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

                                                    Three - Months
 ------------------------------------------------------------------------------
                                                2004               2003
 Net loss, as reported                    $       (258,810)  $       (478,695)
 ------------------------------------------------------------------------------
 Add: Stock-based employee
 compensation expense included
 in reported net loss                                 ----               ----
-------------------------------------------------------------------------------
 Deduct: Total stock-based
 employee compensation expense
 determined under fair value based
 method for all awards                                ----            (22,265)
 ------------------------------------------------------------------------------
 Net loss, pro forma                      $       (258,810)  $       (500,960)
 ------------------------------------------------------------------------------
 Basic and diluted net loss per
 ------------------------------------------------------------------------------
 Common share, as reported                $           (.02)  $           (.05)
 ------------------------------------------------------------------------------
 Pro forma                                $           (.02)  $           (.05)


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


                                       10
--------------------------------------------------------------------------------

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

      As reported in our Current Report on Form 8-K, dated June 23, 2005, in the course of a review of our disclosure controls and procedures, we became aware that our reporting for deferred financing costs and discount on notes payable was not consistent with accounting principles generally accepted in the United States of America ("GAAP"). After investigating the matter and consulting with our current independent accountants, our management and the Audit Committee of the Board of Directors concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective. We remediated the material weakness in internal control over financial reporting by changing our disclosure controls and procedures for the reporting of deferred financing costs and discount on notes payable to conform to GAAP and disclosed the impact of such changes in Form 10-QSB/A, filed with the Securities and Exchange Commission on June 23, 2005.

(b)   Changes in Internal Controls

      There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls during the quarter ended December 31, 2004 other than to remediate the material weakness described above.


                                       11
--------------------------------------------------------------------------------

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


                                     CAMINOSOFT CORP


Date: June 23, 2005                  By: /s/ Stephen Crosson
                                        ----------------------------------------
                                        Stephen Crosson, Chief Financial Officer



 Date: June 23, 2005                 By: /s/ Michael Skelton
                                        ----------------------------------------
                                        Michael Skelton, Chief Executive Officer


                                       12
--------------------------------------------------------------------------------