Form 10QSB
period 2005-06-30
CAMINOSOFT CORP
filed 2005-08-15
CIK 907686

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

                  For the quarterly period ended June 30, 2005

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

                                 YES [X] NO [__]


Number of shares outstanding of each of the issuer's classes of common stock, as of August 5, 2005: 13,551,082 shares of common stock, no par value.

                 Transitional Small Business Disclosure Format:

                                 YES [X] NO [X]

--------------------------------------------------------------------------------

                                 CAMINOSOFT CORP

                                      INDEX

                                                                           PAGE
                                                                           ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2005                     3
   and September 30, 2004

Condensed Consolidated Statements of Operations for the Three
   Months Ended June 30, 2005 and 2004                                        4

Condensed Consolidated Statements of Operations for the Nine
   Months Ended June 30, 2005 and 2004                                        5

Condensed Consolidated Statements of Cash Flows for the Nine
   Months Ended June 30, 2005 and 2004                                        6

Note to the Condensed Consolidated Financial Statements                       7

Item 2. Management's Discussion and Analysis and Plan of Operation           12

Item 3. Controls and Procedures                                              24

PART II - OTHER INFORMATION                                                  25


Item 6            Exhibits

                  Signature

                  Exhibit 31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements

                                 CAMINOSOFT CORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   Unaudited        Audited
                                                                    June 30,      September 30,
ASSETS                                                                2005             2004
                                                                 --------------   --------------
Current assets:
   Cash and cash equivalents                                     $      476,849   $      421,344
   Accounts receivable, net of allowance of $20,000 and $20,000         583,597          213,678
                                                                 --------------   --------------

Total current assets                                                  1,060,446          635,022
                                                                 --------------   --------------

Property and Equipment, net of accumulated depreciation of               34,704           41,050
     $45,626 and $31,730

Software, net of accumulated amortization of,                           259,902          348,561
     $567,488 and $478,829

Deposits                                                                 11,282           11,642

Deferred financing costs                                                262,075          187,075
                                                                 --------------   --------------

Total assets                                                     $    1,628,409   $    1,223,350
                                                                 ==============   ==============


LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
   Trade accounts payable                                        $      218,347   $       91,319
   Accrued Liabilities                                                  119,570          145,733
   Deferred revenues                                                    758,115          250,304
   Notes Payable, current portion, net of discount
     of $29,374 and $0                                                1,845,626               --
                                                                 --------------   --------------

Total current liabilities                                             2,941,658          487,356

Notes Payable, long term portion, net of discount
     of $168,975 and $359,386                                           581,025        2,140,614
                                                                 --------------   --------------

Total liabilities                                                     3,522,683        2,627,970

   Common stock, no par value; authorized 100,000,000 shares;
     issued and outstanding 13,551,082 and 13,462,750 shares         17,687,461       17,650,361

   Accumulated deficit                                              (19,581,735)     (19,054,981)
                                                                 --------------   --------------

Total shareholders' deficit                                          (1,894,274)      (1,404,620)
                                                                 --------------   --------------

Total liabilities and shareholders' deficit                      $    1,628,409   $    1,223,350
                                                                 ==============   ==============

           See accompanying note to consolidated financial statements.

                                CAMINOSOFT CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended
                                                              June 30,
                                                    ----------------------------

                                                        2005          2004
                                                    ------------   ------------

SALES                                               $    852,656   $    325,615

COST OF SALES                                             64,484         70,500
                                                    ------------   ------------

GROSS PROFIT                                             788,172        255,115

OPERATING EXPENSES
     Sales and administrative                            609,984        690,980
     Depreciation and amortization                         5,052          2,292
     Research & Development                              137,420         91,400
                                                    ------------   ------------

Total operating expenses                                 752,456        784,672
                                                    ------------   ------------

Income (loss) from operations                             35,716       (529,557)

OTHER INCOME (EXPENSE)
     Interest expense                                    (95,710)       (49,781)
     Interest income                                           5             11
                                                    ------------   ------------

Total other income (expense)                             (95,705)       (49,770)
                                                    ------------   ------------


Net (loss) applicable to common stock               ($    59,989)  ($   579,327)
                                                    ============   ============

Weighted average number of common shares
  outstanding:
     (basic)                                          13,551,082     13,122,614
                                                    ============   ============
     (diluted)                                        13,551,082     13,122,614
                                                    ============   ============

Net (loss) per common share:
   (basic)                                          ($      0.00)  ($      0.04)
                                                    ============   ============
   (diluted)                                        ($      0.00)  ($      0.04)
                                                    ============   ============

           See accompanying note to Consolidated Financial Statements

                                CAMINOSOFT CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Nine Months Ended
                                                             June 30,
                                                    ----------------------------

                                                        2005           2004
                                                    ------------   ------------

SALES                                               $  2,052,367   $    918,048

COST OF SALES                                            141,837        207,072
                                                    ------------   ------------

GROSS PROFIT                                           1,910,530        710,976

OPERATING EXPENSES
     Sales and administrative                          1,891,012      1,960,911
     Depreciation and amortization                        13,896          5,616
     Research & Development                              363,990        202,990
                                                    ------------   ------------

Total operating expenses                               2,268,898      2,169,517
                                                    ------------   ------------

Loss from operations                                    (358,368)    (1,458,541)

OTHER INCOME (EXPENSE)
     Interest expense                                   (168,398)      (122,877)
     Interest income                                          12             20
                                                    ------------   ------------

Total other income (expense)                            (168,386)      (122,857)
                                                    ------------   ------------


Net loss applicable to common stock                 ($   526,754)  ($ 1,581,398)
                                                    ============   ============

Weighted average number of common shares
  outstanding:
     (basic)                                          13,506,675     12,128,335
                                                    ============   ============
     (diluted)                                        13,506,675     12,128,335
                                                    ============   ============

Net loss per common share:
   (basic)                                          ($      0.04)  ($      0.13)
                                                    ============   ============
   (diluted)                                        ($      0.04)  ($      0.13)
                                                    ============   ============

           See accompanying note to Consolidated Financial Statements

                                CAMINOSOFT CORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Nine Months Ended
                                                               June 30,
                                                      --------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         02005         2004
                                                      ----------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                           ($ 526,754)  ($ 1,581,398)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
          Change in allowance for doubtful accounts           --         14,313
          Common stock issued for services and bonus      37,100             --
          Depreciation and amortization                  102,555         94,275
          Amortization of debt discount                  161,037         44,058
     Changes in operating assets and liabilities:
          Accounts receivable                           (369,919)      (103,879)
          Prepaid expense                                (75,000)         5,997
          Accounts payable and accrued expenses          100,865         50,386
          Deposits and other                                 360            150
          Deferred revenue                               507,811         38,352
                                                      ----------   ------------
Net cash used in operating activities                    (61,945)    (1,437,746)

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in fixed assets                           (7,550)       (26,245)
                                                      ----------   ------------

Net cash used in investing activities                     (7,550)       (26,245)

CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowing on note payable                           125,000             --
     Proceeds from the issuance of common stock               --      1,200,000
                                                      ----------   ------------

Net cash provided by financing activities                125,000      1,200,000
                                                      ----------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      55,505       (263,991)

CASH AND CASH EQUIVALENTS, beginning of period           421,344        436,782
                                                      ----------   ------------

CASH AND CASH EQUIVALENTS, end of period              $  476,849   $    172,791
                                                      ==========   ============


           See accompanying note to Consolidated Financial Statements

                                 CAMINOSOFT CORP
               NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Basis of Presentation

      The accompanying financial statements of CaminoSoft Corp (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and related footnotes included in the Company's latest Annual Report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2005, and the statements of its operations for the three month and nine month periods ended June 30, 2005 and 2004, and the statements of its cash flows for the nine month periods ended June 30, 2005 and 2004 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year.

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

Need for additional financing

      The Company has continued to increase revenues and reduced certain non-sales related expenses during the current quarter. The Company will require additional financing in order to expand its business. The Company's working capital requirements in the foreseeable future will depend on a variety of factors including its ability to implement the Company's sales and marketing plan. The Company's ability to obtain additional capital will be dependent on the implementation of its business plan, market conditions, the national economy and other factors outside its control. Because of the Company's recurring losses from operations and negative cash flow, the Company's independent registered public accounting firm, in its audit report for the fiscal year ended September 30, 2004 have expressed substantial doubt about its ability to continue as a going concern.

      Pursuant to the terms of a revised purchase agreement dated January 31, 2005, Fusion Capital Fund II, LLC has agreed to purchase from the Company up to $6,000,000 of the Company's common stock over a thirty (30) month period. Pursuant to the terms of a registration rights agreement, dated as of January 31, 2005, the Company filed a registration statement on form SB-2 with the Securities and Exchange Commission covering 3,680,272 shares which may be purchased by or which has been issued to Fusion Capital under the purchase agreement. The order declaring the registration statement effective was issued on February 14, 2005, by the Securities and Exchange Commission. Each month the Company will have the right to sell to Fusion Capital approximately $200,000 of common stock at a purchase price based upon the market price of the Company's common stock on the date of each sale without any fixed discount to the market price. At the Company's option, Fusion Capital can be required to purchase fewer or greater amounts of common stock each month. The Company has the right to control the purchase timing and the number of shares sold to Fusion Capital. The 340,136 shares of common stock previously issued to Fusion Capital in September 2004 was compensation for the purchase commitment. This offering was made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act, 1933, as amended. As of June 30, 2005, no shares have been issued under this agreement.

Cash and Cash Equivalents

      The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Software

      Software capitalization is stated at cost. Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed" ("SFAS 86"), provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established. Amortization is computed on the straight-line and accelerated methods based upon the estimated useful life of the asset, primarily seven years. To date, the Company capitalized approximately $325,000 of such software development costs through June 30, 2005. The Company evaluates the net realizable value of the capitalized software based on estimated future undiscounted cash flows.

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

      During March 2005, the Company received $125,000 from a four month secured loan from an individual non affiliated investor. On July 29, 2005 the Company paid the balance due of $125,000 and all interest due and payable through the maturity date of the loan.

Reclassifications

      Certain amounts as previously reported have been reclassified to conform to the current year presentation.

Issuance of Common Stock

      During December 2003, the Company issued in a private placement 3,243,243 shares of common stock and 5 year warrants to purchase 3,243,243 shares with 50% of the warrants at an exercise price of $0.74 and 50% at an exercise price of $1.11 for $1,200,000. During April of 2005, the Company granted issuance of 88,332 shares of restricted common stock for legal services and bonus for management executives with a value of $37,100 at a market price of $0.42 per share.

Stock Based Compensation

      The Company accounts for stock options or similar equity instruments in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) and Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB 25" (FIN 44). SFAS No. 123 defines a fair-value-based method of accounting for stock options or similar equity instruments. For employee options this statement gives entities a choice to recognize related compensation expense by adopting the new fair-value method or to measure compensation using the intrinsic value method under Accounting Principles Board
(APB) Opinion No. 25 "Accounting for Stock Issued to Employees", the former standard. If the former standard for measurement is elected, SFAS No. 123 requires supplemental disclosure to show the effect of using the new measurement criteria. The Company currently uses the disclosure standards of SFAS 123 and SFAS 148 and accounts for employee stock based compensation using APB 25.

      During the nine months ended June 30, 2005, the Company issued no options or warrants.

      The stock option summary and changes during the three months are presented below.

                                                                       Weighted
                                                                       Average
                                                    Number of          Exercise
                                                      Shares            Price
                                                    ----------        ----------
Options outstanding
         At September 30, 2004                       4,984,000        $     1.07

Options granted                                             --                --
Options expired                                       (375,750)             1.17

Options outstanding
         At June 30, 2005                            4,608,250        $     1.06

Options exercisable
         At June 30, 2005                            3,314,750        $     1.24
                                                    ----------        ----------

The following table summarizes information about employee's stock options outstanding at June 30, 2005.

                     Outstanding                   Exercisable
                     -----------                   -----------
                     Weighted Average              Weighted Average
                     ----------------              ----------------
  Exercise                  Life        Exercise                Exercise
   Price        Options      (Months)    Price      Options      Price
------------   ----------   ---------   --------   ----------   --------
$       0.41      538,000       54      $   0.41      464,500   $   0.41
        0.44      548,750       54          0.44      441,500       0.44
        0.45        5,000       54          0.45           --         --
        0.52       85,000       54          0.52       85,000       0.52
        0.55      302,000       54          0.55      300,000       0.55
        0.56      147,000       54          0.56      147,000       0.56
        0.61      340,000       54          0.61      340,000       0.61
        0.63    1,400,000       54          0.63      350,000       0.63
        0.90       70,000       54          0.90       35,000       0.90
        0.95      310,000       54          0.95      305,500       0.95
        1.25       25,000       54          1.25       12,500       1.25
        1.30       15,000       54          1.30       11,250       1.30
        1.55      300,000       54          1.55      300,000       1.55
        3.38        2,000       54          3.38        2,000       3.38
        3.56       54,000       54          3.56       54,000       3.56
        3.87      316,500       54          3.87      316,500       3.87
        5.00      150,000       54          5.00      150,000       5.00
------------   ----------               --------   ----------   --------
$0.41-$5.00     4,608,250               $   1.06    3,314,750   $   1.24
===========    ==========               ========   ==========   ========

      The warrant summary and changes during the nine months are presented below:

                                                        Weighted
                                                        Average
                                          Number of     Exercise
                                            Shares       Price
                                          ----------   ---------
                Warrants outstanding
                   at September 30, 2004   5,305,337   $    0.84

                Warrants granted                  --          --
                Warrants expired             (77,000)       1.93
                                          ----------   ---------

                Warrants outstanding
                   at June 30, 2005        5,228,337   $    0.83
                                          ==========   =========
                Warrants exercisable
                   at June 30, 2005        5,228,337   $    0.83
                                          ==========   =========

      The following table summarizes information about warrants outstanding at June 30, 2005.

                      Outstanding                   Exercisable
                      -----------                   -----------
                    Weighted Average                Weighted Average
                    ----------------                ----------------
 Exercise                   Life        Exercise                  Exercise
  Price        Warrants     (Months)     Price       Warrants      Price
----------    ----------    --------    --------    ----------    --------
$0.51             20,000          24    $   0.51        20,000    $   0.51
 0.53          1,415,094          49        0.53     1,415,094        0.53
 0.74          1,621,623          42        0.74     1,621,623        0.74
 0.95             50,000           2        0.95        50,000        0.95
 1.00            500,000           2        1.00       500,000        1.00
 1.11          1,621,620          42        1.11     1,621,620        1.11
----------    ----------    --------    --------    ----------    --------
$0.51-$1.1     5,228,337                $   0.83     5,228,337    $   0.83
==========    ==========    ========    ========    ==========    ========


      All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of the grant, and in accordance with accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. No options have been granted during the current fiscal year. Had compensation cost for the stock-based compensation been determined based on the fair value of the grant dates consistent with the method of SFAS 123, the Company's net income (loss) and income (loss) per share for the three and nine months ended June 30, 2005 and 2004 would have been increased to the pro forma amounts presented.

                                                Three - Months                  Nine-Months
                                             2005           2004           2005           2004
                                         ------------   ------------   ------------   ------------

Net loss, as reported                    $    (59,989)  $   (579,327)  $   (526,754)  $ (1,581,398)
Add: Stock-based employee
compensation expense included
in reported net loss                               --             --             --             --

Deduct: Total stock-based
employee compensation expense
determined under fair value based
method for all awards                              --       (162,660)            --   $   (207,190)
                                         ------------   ------------   ------------   ------------
Net income (loss), pro forma             $    (59,989)  $   (741,987)  $   (526,754)  $ (1,788,588)
                                         ============   ============   ============   ============
Basic and diluted net profit (loss) per
Common share, as reported                $      (0.00)  $       (.04)  $       (.04)  $       (.13)

Pro forma                                $      (0.00)  $       (.06)  $       (.04)  $       (.14)


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

Earnings Per Share Disclosure

      For the three months ended June 30, 2005 and 2004, 3,446,099 and 3,446,000 shares on a converted basis, respectively, of convertible debt were not included in the computation of diluted EPS, and 2,534,923 and 4,984,000 shares, respectively, related to stock options exercisable were not included in the computation of diluted EPS, and 3,846,156 and 5,305,337 shares, respectively, related to warrants exercisable were not included in the computation of diluted EPS as the average market price of the Company's common stock did not exceed the weighted average exercise price of such options, because to do so would have been antidilutive.

      For the nine months ended June 30, 2005 and 2004, 3,446,099 and 3,446,099 shares on a converted basis respectively, of convertible debt were not included in the computation of diluted EPS, and 2,535,923 and 4,984,000 shares, respectively, related to stock options exercisable were not included in the computation of diluted EPS, and 3,846,156 and 5,305,337 shares, respectively, related to warrants exercisable were not included in the computation of diluted EPS as the average market price of the Company's common stock did not exceed the weighted average exercise price of such options, because to do so would have been antidilutive.

Guarantees

      In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation Number 45 ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 57 and 107 and recission of FIN 34." The following is a summary of the Company's agreements that the Company has determined is within the scope of FIN 45.

      Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officers liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liability recorded for these agreements as of June 30, 2005.

      The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically business partners, contractors, customers, landlords and its agreements with investors. Under these provisions the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive the termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnifications provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the Company believes the estimated fair value of these provisions is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2005.

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

      o Research and development costs, which consist primarily of software development costs, are expensed as incurred. Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed" ("SFAS 86"), provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established. As of June 30, 2005, the Company has capitalized approximately $325,000 of such software development costs. The Company expects to continue research and development projects into the future along with additional capitalized development as projects reach proof of concept stages of development. The current net balance of capitalized software is approximately $260,000. In the current fiscal year the Company has not capitalized any new software development. Software capitalization is stated at cost. Amortization is computed on the straight-line and accelerated methods based upon the estimated useful life of the asset, primarily seven years. During the current quarter the Company had approximately $137,000 in R & D expense compared to approximately $91,000 in the prior year three month period. The Company will continue the R & D program into the future as new products are developed and integrated into our data management suite of solutions.

      o Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. We enter into certain arrangements where we are obligated to deliver multiple products and/or services (multiple elements). In these transactions, we allocate the total revenue among the elements based on the sales price of each element when sold separately (vendor-specific objective evidence).

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

OVERVIEW

      On September 17, 1999, the Company acquired the assets (the "Camino Assets") of Camino Software Systems, Inc. ("Camino") for 468,000 shares of the Company's common stock and assumed $315,172 of certain Camino liabilities. The Camino Assets consisted of the name, Camino Software Systems, Inc., data storage management software, certain business contracts and intangible personal property. Camino had developed the Highway Server hierarchical storage management ("HSM") software. The Company has continued development of HSM products and currently supports all levels of Novell NetWare and Microsoft Windows 2000. In addition the Company has been certified by Computer Associates as "ca smart" for compatibility with the Computer Associates BrightStor Portal and ARCServe back up products. In addition the Company's HSM product has been certified for use with EMC Centera and Centera Compliance edition storage hardware.

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

      On June 30, 2005 the Company signed a software licensing and distribution agreement with ComputerAssociates International, Inc. ("CA"). The Company will provide Windows HSM, both server and client editions along with the Library Edition private labeled for CA's distribution. The Company received a non refundable $250,000 payment in July 2005 and will deliver CA branded versions of the products during the forth quarter of the current fiscal year for distribution by CA as part of the BrightStor product line. CA may sell the Company's branded products under the licensing distribution agreement during the interim period prior to delivery of the CA versions of the products. The agreement calls for a $500,000 royalty pre payment 15 days after acceptance of the CA branded products and a second pre payment of royalties on the June 30, anniversary date of the contract. The Company will receive quarterly royalty payments for CA sales of the licensed products. The agreement is three years automatically renewable in one year increments.

      Three-Month Periods Ended June 30, 2005 and June 30, 2004.

      Sales during the current quarter increased by approximately $527,000 or 162% as compared to the quarter ended June 30, 2004 as a result of increased revenues from the core HSM products. Deferred revenue for sales of annual service contracts also increased as compared to the quarter ended June 30, 2004 by approximately $508,000 due to the sale of service contracts with products and solutions. The current deferred revenue balance is approximately $758,000 as of June 30, 2005. Virtually all of the deferred revenue will be recognized as revenue during the next twelve month period. The Company's HSM products represented approximately 81% or $690,000 of the new product and support sale revenue for the current 3 month period with the high availability products representing approximately 12% or $101,000 of the current quarters revenue. During the quarter ended June 30, 2005 the Company entered into its first large OEM sale contract of the HSM software, which represented $250,000 of the total deferred revenue attributed to HSM sales. Over 60% of the revenue from the high availability products resulted from renewal and recognition of annual service contract revenue during the quarter. Revenue recognized from annual service contracts represented approximately $151,000 or 18% of the total revenue for the current quarter. The service revenue is taken ratably over the term of the service contracts. During the current quarter, the Company continued to concentrate on selling and developing the sales infrastructure to support the sales forces of O.E.M. partners and integrators who distribute the Company's solutions.

      Cost of sales decreased for the current quarter as compared to the quarter ended June 30, 2004. The approximately $6,000 decrease represented a 9% decrease in cost of sales as compared to the quarter ended June 30, 2004. The decrease was due to a reduction of third party hardware or software sales during the current 3 month period. Cost of sales can include third party software and hardware expense for sales of integrated systems including the Company's software solutions pre-loaded on storage hardware. There were no hardware sales or related hardware cost of sales expense during the current quarter. The amortization of capitalized software has stabilized with no additional software capitalization during the prior twelve months. Software development amortization is the largest component of the cost of sales currently. Gross profit increased in the current quarter as compared to June 30, 2004 by approximately $533,000 or 209% due to an increase in sales of the Company's core HSM technology and the related annual service contracts.

      Selling and administrative expenses decreased by approximately $81,000 or 12% as compared to the quarter ended June 30, 2004. Selling and administrative expenses remained consistent with the quarter ended June 30, 2004, with only a slight decrease relating to the Company's overhead expense reduction initiative during the prior twelve months.

      Depreciation and amortization increased approximately $2,700 as compared to the quarter ended June 30, 2004 due to additions of capitalized office and test equipment during the prior twelve month period.

      Research and development expense for the current quarter increased by approximately $46,000 or 50% as compared to the quarter ended June 30, 2004. Research and development expense will fluctuate up or down depending on the status and completion of projects. During the prior twelve month period, the Company added developers which resulted in an increase in research and development expense. During the current fiscal year, the Company also outsourced one project with a total estimated cost of $50,000. To date, the Company has incurred and paid the full amount due of $50,000 of this expense which is included in research and development. During the current quarter, no development expense was capitalized under SFAS 86 for software development.

      The Company had operating income for the current three-month period of approximately $36,000 as compared to an operating loss of approximately $530,000 for the three months ended June 30, 2004. This swing of approximately $565,000 is a result of the Company's increase in sales during the current quarter of approximately $527,000 or 162%, with cost of sales remaining consistent with the comparable quarter.

      During the current quarter, the Company had net interest expense of approximately $96,000 as compared to approximately $49,000 in net interest expense during the prior year's quarter. The increase in interest expense is a result of monthly interest charges based on current loan payable balances. Currently the Company has a principal balance of $1,750,000 on a convertible debenture from Renaissance Capital Group, with 6% interest paid monthly. Included in current interest expense is the amortization of debt discount for warrants granted as part of the convertible debenture referenced above. The Company also has a principal balance of $750,000, in connection with a two year loan of $750,000 from Renaissance Capital Group. Interest expense also includes monthly 7% interest based on the principal balance for the term of the loan, which matures July 19, 2006. The Company also has a loan principal balance of $125,000 due to an individual investor with interest being paid at 8.75% monthly through the term of the loan at July 31, 2005, at which time the principal and all accrued and unpaid interest will be due and payable in full. On July 29, 2005 the Company paid in full the principal and all accrued interest due under the terms of the loan.

      Nine-Month Periods Ended June 30, 2005 and June 30, 2004.

      Sales during the current nine month period of $2,052,000 showed an increase of approximately $1,134,000 or 124% as compared to the nine month period ended June 30, 2004. The increase is associated with growing sales of the Company's HSM data management technology, which represented 81% of the approximately $1,606,000 in new product and support sales during the current nine month period. Annual service contract revenue accounted for approximately $409,000 or 20% of the total revenue for the current nine month period. Annual service revenue is deferred and taken into revenue ratably over the term of the service contract period.

      Cost of sales decreased by approximately 32% or $65,000 during the current nine month period. This decrease is due to lack of sales integrating third party software and storage hardware during the current fiscal year. During the prior fiscal year nine month period the Company had sales including third party software and storage hardware which have a much greater cost of sales than that of the Company's software products. The cost of sales for software consists of the amortization of the capitalized software and software development as the major component. The Company has not capitalized any software development during the current and comparable fiscal years.

      Selling and administrative expense decreased during the current nine month period by approximately $70,000 or 4% as compared to the nine months ended June 30, 2004. The Company's selling and administrative expenses remained consistent with the nine month period ended June 30, 2004, with only a slight decrease relating to the Company's overhead expense reduction initiative during the prior twelve months.

      Depreciation and amortization expense for the current nine month period increased by approximately $8,300 as compared to the nine months ended June 30, 2004. The increase is due to purchases of additional office and test equipment during the current nine month period now included in the depreciation expense.

      Research and development expense increased by approximately $161,000 or 79% as compared to the nine months ended June 30, 2004. The increase in research and development expense during the current nine month period is a result of addition of development resources and an increase in new development projects currently being undertaken. The Company has also outsourced a specific project with an estimated expense of $50,000. The Company has recorded $50,000 in additional research and development expense during the current nine month period associated with this project, which has now been completed and paid in full.

      Operating loss for the current nine month period decreased by approximately $1,100,000 or 75% as compared to the operating loss for the nine month period ended June 30, 2004. The reduction in operating loss is attributable to the 124% increase in revenue during the current nine month period, while keeping cost of sales and other overhead expenses stable.

      During the current nine month period net interest expense increased by approximately $46,000 or 37% as compared to the nine months ended June 30, 2004. The interest expense is based on the principal balances of loans currently being serviced by the Company. The interest expense should stabilize until the notes are due and payable during the next fiscal year.


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

      On March 17, 2005, the Company received $125,000 from a four month secured loan from an individual investor. On July 29, 2005 the Company paid in full the principal and all accrued interest due under the terms of the loan.

      On November 27, 2005, $1,750,000 of convertible debt will be due and payable in full. The Company's options include conversion of the debt into equity, extension of the debentures, or using additional financing to pay the amounts due. The Company will be negotiating with the lender to determine a definitive plan prior to fiscal year end. No assurance can be given that any of these options will be successful.

      The Company has continued to increase revenues and reduced certain non-sales related expenses during the current quarter. The Company will require additional financing in order to expand its business. The Company's working capital requirements in the foreseeable future will depend on a variety of factors including its ability to implement the Company's sales and marketing plan. The Company's ability to obtain additional capital will be dependent on the implementation of its business plan, market conditions, the national economy and other factors outside its control. Because of the Company's recurring losses from operations and negative cash flow, the Company's independent registered public accounting firm, in its audit report for the fiscal year ended September 30, 2004 have expressed substantial doubt about its ability to continue as a going concern.

      Pursuant to the terms of a revised purchase agreement dated January 31, 2005, Fusion Capital Fund II, LLC has agreed to purchase from the Company up to $6,000,000 of the Company's common stock over a thirty (30) month period. Pursuant to the terms of a registration rights agreement, dated as of January 31, 2005, the Company filed a registration statement on form SB-2 with the Securities and Exchange Commission covering 3,680,272 shares which may be purchased by or which has been issued to Fusion Capital under the purchase agreement. The order declaring the registration statement effective was issued on February 14, 2005, by the Securities and Exchange Commission. Each month the Company will have the right to sell to Fusion Capital approximately $200,000 of common stock at a purchase price based upon the market price of the Company's common stock on the date of each sale without any fixed discount to the market price. At the Company's option, Fusion Capital can be required to purchase fewer or greater amounts of common stock each month. The Company has the right to control the purchase timing and the number of shares sold to Fusion Capital. The 340,136 shares of common stock previously issued to Fusion Capital in September 2004 was compensation for the purchase commitment. The Company is currently preparing to file a post effective amendment to the registration statement prior to making the Fusion transaction effective and usable. This offering was made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act, 1933, as amended. As of June 30, 2005, no shares have been issued under this agreement.

NEW ACCOUNTING PRONOUNCEMENTS

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

      In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 ("SAB 107") which provides guidance regarding the application of SFAS 123R. SAB 107 expresses views of the Staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations, and provides the Staff's views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R, and disclosures in Management's Discussion and Analysis ("MD&A") subsequent to adoption of SFAS 123R.

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

      In May 2005, the Financial Accounting Standards Board (FASB) issued Statement No. 154 ("SFAS No. 154"), Accounting Changes and Error Corrections, which replaced Accounting Principles Board Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Changes in Interim Financial Statements. SFAS No. 154 requires retrospective application to prior periods' financial statements of voluntary changes in accounting principles and changes required by a new accounting standard when the standard does not include specific transition provisions. Previous guidance required most voluntary changes in accounting principle to be recognized by including in net income of the period in which the change was made the cumulative effect of changing to the new accounting principle. SFAS No. 154 carries forward existing guidance regarding the reporting of the correction of an error and a change in accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of SFAS No. 154 as of January 1, 2006 is not expected to have a material effect on the Company's financial statements.

      In October 2004, the American Jobs Creation Act of 2004 (Act) became effective in the U.S. Two provisions of the Act may impact the Company's provision (benefit) for income taxes in future periods, namely those related to the Qualified Production Activities Deduction (QPA) and Foreign Earnings Repatriation (FER).

      The QPA will be effective for the Company's U.S. federal tax return year beginning after December 31, 2004. In summary, the Act provides for a percentage deduction of earnings from qualified production activities, as defined, commencing with an initial deduction of 3 percent for tax years beginning in 2005 and increasing to 9 percent for tax years beginning after 2009, with the result that the Statutory federal tax rate currently applicable to the Company's qualified production activities of 35 percent could be reduced initially to
33.95 percent and ultimately to 31.85 percent. However, the Act also provides for the phased elimination of the Extraterritorial Income Exclusion provisions of the Internal Revenue Code, which have previously resulted in tax benefits to both CCN and IMC. Due to the interaction of the law provisions noted above as well as the particulars of the Company's tax position, the ultimate effect of the QPA on the Company's future provision (benefit) for income taxes has not been determined at this time. The FASB issued FASB Staff Position FAS 109-1, Application of FASB Statement No.109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, (FSP 109-1) in December 2004. FSP 109-1 requires that tax benefits resulting from the QPA should be recognized no earlier than the year in which they are reported in the entity's tax return, and that there is to be no revaluation of recorded deferred tax assets and liabilities as would be the case had there been a change in an applicable statutory rate.

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

RISK FACTORS

We have a limited operating history.

      Our Company has been in business since 1983 and has been a publicly traded company since September 1993. In September 1999, we acquired the assets of Camino, which resulted in our entering into a new line of business. All of our prior business divisions (high speed printer sales and service and consumable sales) have been sold or discontinued. Although we currently have revenues from the acquired assets, we are starting a new business in a highly technical and competitive market, with new risks for investors and shareholders. Our products have not yet been broadly accepted in the marketplace.

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

Need for additional financing.

      The Company has continued to increase revenues and reduced certain non-sales related expenses during the current quarter. The Company will require additional financing in order to expand its business. The Company's working capital requirements in the foreseeable future will depend on a variety of factors including its ability to implement the Company's sales and marketing plan. The Company's ability to obtain additional capital will be dependent on the implementation of its business plan, market conditions, the national economy and other factors outside its control. Because of the Company's recurring losses from operations and negative cash flow, the Company's independent registered public accounting firm, in its audit report for the fiscal year ended September 30, 2004 have expressed substantial doubt about its ability to continue as a going concern.

      Pursuant to the terms of a revised purchase agreement dated January 31, 2005, Fusion Capital Fund II, LLC has agreed to purchase from the Company up to $6,000,000 of the Company's common stock over a thirty (30) month period. Pursuant to the terms of a registration rights agreement, dated as of January 31, 2005, the Company filed a registration statement on form SB-2 with the Securities and Exchange Commission covering 3,680,272 shares which may be purchased by or which has been issued to Fusion Capital under the purchase agreement. The order declaring the registration statement effective was issued on February 14, 2005, by the Securities and Exchange Commission. Each month the Company will have the right to sell to Fusion Capital approximately $200,000 of common stock at a purchase price based upon the market price of the Company's common stock on the date of each sale without any fixed discount to the market price. At the Company's option, Fusion Capital can be required to purchase fewer or greater amounts of common stock each month. The Company has the right to control the purchase timing and the number of shares sold to Fusion Capital. The 340,136 shares of common stock previously issued to Fusion Capital in September 2004 was compensation for the purchase commitment. The Company is currently preparing to file a post effective amendment to the registration statement prior to making the Fusion transaction effective and usable. This offering was made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act, 1933, as amended. As of June 30, 2005, no shares have been issued under this agreement.

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

                As of June 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed in the reports the Company files and submits under the exchange act is recorded, processed, summarized, and reported as and when required.


        (b)     Changes in Internal Controls

                There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls during the quarter ended June 30, 2005.

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

                                 CAMINOSOFT CORP


Date:  August 12, 2005                  /s/ Stephen Crosson
                                        ----------------------------------
                                        Stephen Crosson, Chief Financial Officer


                                        /s/ Michael Skelton
                                        ----------------------------------
                                        Michael Skelton, Chief Executive Officer