Form 10KSB
period 2005-09-30
CAMINOSOFT CORP
filed 2005-12-29
CIK 907686

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   -----------
                                   FORM 10-KSB
                                   -----------

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 2005
                                       or
      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _______________

                         Commission file number 1-12312

                                CAMINOSOFT CORP.
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

      Check mark indicates that the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.
                                 YES |X| NO |_|

      Check mark indicates that the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      Check mark indicates whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act.)
                                 Yes |_| NO |X|

      Issuer's revenues for its most recent fiscal year were $2,637,201.

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 1, 2005 was approximately $3,300,000.

      Number of shares outstanding of each of the issuer's classes of common stock as of December 1, 2005: 13,551,082 shares of common stock, no par value.

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

                                     PART I

Item  1. DESCRIPTION OF BUSINESS.

                                    BUSINESS

OVERVIEW

We develop and manufacture software solutions that store, manage, and safeguard large quantities of data created in a business and application settings. Our software for Microsoft Windows 2000 and 2003 and Novell NetWare environments that enable organizations to maximize storage resources, reduce backup and recovery time and control file retention and are available worldwide through commercial distributors, value-added resellers, systems integrators and Original Equipment Manufacturers ("O.E.M.") partners.

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

      In January 2002, our "managed server and storage server" products for Novell NetWare operating systems were included for distribution on the Novell product price list. As of June 30, 2003, the products were removed at our request from the Novell price list and a new agreement, allowing Novell sales personnel to sell and promote our products, is now in place. We actively participate in Novell's "technology partner" and PartnerNet "marketing partner" programs.

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

      In February 2003, we entered into a licensing and distribution agreement with Legato Systems, Inc. for marketing, distribution, future development and customer service of certain Legato products for Novell NetWare operating systems. The products specified are "Standby Server(TM) " for NetWare, "SnapShotServer(TM) " for NetWare, and "OFFSite Archive(TM) " for NetWare. Legato has transitioned all customer service to us as of February 2003. We now have a broad base of products and solutions for the Novell NetWare storage market, which include failover, fault tolerance, mirroring, offsite archiving, and improved disaster recovery. We continue to sell and service these Novell NetWare specific products currently.

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

      On June 30, 2005, we signed an OEM licensing and distribution agreement with Computer Associates International for our Managed Server HSM for Windows 2000 and 2003, Managed Server Library Edition and Managed Server HSM for Windows XP products. The OEM agreement allows Computer Associates to distribute these products under the BrightStor suite of storage management products for Computer Associates.

      In July 2005, the Company certified it suite of HSM products for use with the nStor line of SATA based storage hardware. nStor's hardware products are now certified to work with the Company's suite of storage management products to provide Information Lifecycle Management storage hardware and software solutions.

      In July 2005, the Company received "Ready for IBM Tivoli Software" certification for the HSM suite of data management products for use with IBM Tivoli storage infrastructures. The Company is currently distributing Managed Server HSM Tivoli Edition for use in IBM Tivoli back up and storage environments.

      In August 2005, the Company did a second round of formal certification with EMC Centera compliance and non compliance storage for our Managed Server HSM products. The Company tested its software products with a third party testing firm and was awarded "Centera Proven Edition" status for our HSM products. This EMC certification signifies to storage clients and prospects that our software is certified and approved for use with EMC Centera data storage devices.

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

      Our Managed Server HSM-Centera Proven Edition provides organizations with a storage hierarchy capable of significant expansion, while addressing regulatory requirements for data retention. Once relegated to optical disks, tape archives, or file cabinets, fixed content data is now being driven to Content Addressable Storage ("CAS") solutions. Organizations running Novell NetWare and Microsoft Windows server environments can implement a structured, online data repository through which they can manage, access, and protect their fixed content data. All of the standard benefits of Managed Server HSM are now available for users of the EMC Centera. By applying a consistent set of policies, network system administrators can control the migration, location, and retention of files throughout their lifecycle across all storage tiers, including high-performance storage are network ("SAN") and network attached storage ("NAS") subsystems, general purpose disk arrays, and EMC Centera archives. Files migrated in such a way tend to become more fixed in nature over time as they move along the storage hierarchy. The Centera system's combined features of fixed content optimization, high availability, scalability, and cost effectiveness make it very attractive as an archive solution for controlling the otherwise explosive growth of an organization's primary storage infrastructure.

      Our Managed Server HSM-Tivoli Edition directly operates with IBM Tivoli Storage Manager. It also provides a straightforward, cost effective solution for managing data storage across multiple tiers of storage, including Tivoli storage pool devices, SAN's, RAID subsystems, NAS target appliances and general purpose servers. Managed Server HSM Tivoli Edition allows organizations to leverage existing investments in Tivoli software and hardware resources by making use of the storage capacity, high availability, security, and protection provided the Tivoli Storage Manager policies and infrastructure. It also allows organizations to better plan contemplated investment in Tivoli software and hardware by making available an automated multi-tiered storage environment based on the current and planned data growth of the organization.

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

OFFSite Archive for NetWare

      OFFSite Archive for NetWare is an electronic data vaulting and disaster recovery product for NetWare servers that protect data in the event of a disaster by electronically transferring a stable point-in-time image of the data to an offsite location. OFFSite Archive automatically transfers data to be protected from a source server to a target server using the IPX or IP protocol over a LAN, WAN, or Internet connection. The latest version of OFFSite Archive allows multiple source servers to mirror data to a single remotely-located target server. OFFSite Archive uses SnapShotServer for NetWare (discussed below) technology to create snapshots of protected volumes of data. Each snapshot contains all of the data, or a pointer to the data, on the source server's protected volume at the instant the snapshot was taken. This snapshot is then transferred from the source server to the target server. Through an initial synchronization, all of the data on the source server is mirrored to the target server. Then, after the initial synchronization, only the delta changes are sent to the target server. Since OFFSite Archive does not mirror data in real-time, a high-speed communications link is not required.

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

COMPETITION

      The competition in the storage systems market consists of a small group of leading vendors, such as EMC, Hewlett Packard, IBM, Hitachi Data Systems, and Network Appliance, and a cadre of hardware and software companies who OEM, remarket, or aggregate storage products from third parties. Our products compete in the data management software segments. The cost barriers for entry into these markets are relatively low, which means our competitors can range from small companies with limited resources to large, more established companies with substantial resources. Some competitors have substantially greater financial, technical, marketing, sales, distribution, and personnel resources.

SALES AND MARKETING STRATEGY

      Our sales and marketing strategy is to further establish strong partnerships with storage vendors and storage channel partners worldwide in order to introduce and promote joint solutions. We have been targeting large Novell NetWare and GroupWise customers with Managed Server HSM for NetWare and now also are using the same strategy to target organizations using Microsoft Windows operating systems.

Strategic Partnerships

      To take advantage of the large NetWare customer installed base, we have partnered with firms such as Novell, Computer Associates, and EMC to solicit introductions into their accounts as an approved technology partner. We receive numerous leads generated from Novell's website as a result of our partnership, whereby visitors to their website can search for third-party NetWare solutions and are provided access to our website link. We are also engaging Novell sales and service engineers at the field level to gain introductions and access to their accounts. Our ability to support both Netware and Windows is an advantage no matter which operating system an account wishes to acquire.

      We partner with EMC to promote joint sales of their Centera (magnetic WORM compliance) subsystem through Managed Server HSM - Centera Proven Edition, which is EMC certified through strict independent testing. EMC selected Veritest to perform integration testing for EMC Centera, which utilize a range of rigorous test criteria designed by EMC and Veritest to ensure each certified partner meet a very high level of quality and operability.

      The certification of Managed Server HSM for Windows 2000 and our partnership with Microsoft was another milestone in our strategic plan for multi-platform distribution. Adding support for Windows 2003 servers has opened up new partnering opportunities with other strategic storage vendors.

      The first strategic partnership to specifically utilize Managed Server HSM for Windows technology and the most important strategic partnership developed during the current fiscal year is the OEM Licensing and Distribution Agreement signed on June 30, 2005, with Computer Associates. As of the date of this filing Computer Associates has launched BrightStor HSM for Windows using a private labeled version of our HSM for Windows technology. The Company is currently working with Computer Associates to train the technical and sales personnel who will be selling and promoting this new BrightStor storage platform offering. The Company intends to further develop and promote this relationship during the fiscal year to include additional Company products and additional integration with the Computer Associates other BrightStor storage related products.

      IBM has certified our Managed Server products with Ready for IBM Tivoli Software validation. The Company can now offer its suite of data management solutions for use in existing and future IBM Tivoli Storage Manager environments. Managed Server HSM Tivoli Edition will provide users of Tivoli back up and Tivoli storage pools the full range of benefits provided by automated multi-tiered HSM. Our strategic plan includes leveraging these capabilities and IBM's distribution channel to help the Company promote this relationship and new product offerings in the upcoming fiscal year.

Channel Partnerships

      In addition to working with large storage vendors to gain assess to their installed base of customers, CaminoSoft is expanding its value added reseller ("VAR") program to recruit high-end storage resellers, VARs, and Systems Integrators to do the same with their customer base. During the prior fiscal year we announced a Premier Reseller program to target these high-end channel partners with a goal of having broad geographic and industry coverage.

      Working with our strategic partner storage vendors, we intend to bring on additional non-exclusive distributors worldwide that support our strategy and open new markets for our ILM solutions. The strategic partner relationships developed during the current fiscal year will also open additional distribution channels not previously available to the Company.

Technology Partnerships

      To assist us in providing as much of a complete solution as possible for our target markets and clients, we will continue to establish technology partnerships that broaden our product portfolio. We signed an integration and distribution agreement with Pegasus Disk Technologies to distribute InveStore archive management software drivers for UDO, magneto-optical, and DVD management. The Company also completed certification testing and announced solutions combining Managed Server HSM for NetWare and Windows 2000/2003 with nStor's NexStor(R) 4700 Serial ATA data storage systems. The combination provides users with reliable lower cost storage, and increased data availability for storing migrated information from expensive production storage.

      We have also established partnerships with two firms that provide e-mail archiving solutions: The Messaging Architects (Novell GroupWise e-mail systems) and Executive Technologies (Microsoft Exchange/Outlook email systems). Together, we provide the basic platform for e-mail and electronic document retention policy compliance.

Item  2. DESCRIPTION OF PROPERTY

      As of December 1, 2005, the Company leases one office facility in Westlake Village, California for the Company's executive offices pursuant to a lease extension expiring January 31, 2008, at a rental rate of $9,368 per month. As of December 1, 2005 the Company leases a development and customer service office in Orem, Utah pursuant to a lease expiring on December 31, 2005, at a rental rate of $1,700 per month. The lease is extendable pursuant to two one year lease extensions.

Item  3. LEGAL PROCEEDINGS

      The Company has no ongoing legal proceedings.

Item  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company had no submission of matters to a vote of security holders during the current fiscal year.

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

                                                    Common Stock Sales Prices

Symbol "CMSF"                                      High                   Low
                                                   ----                   ---

October 1, 2003 - December 31, 2003                $0.45                 $0.36

January 2, 2004 - March 31, 2004                   $0.62                 $0.38

April 1, 2004 - June 30, 2004                      $0.63                 $0.40

July 1, 2004 - September 30, 2004                  $0.65                 $0.39

October 1, 2004 - December 31, 2004                $0.85                 $0.35

January 3, 2005 - March 31, 2005                   $0.75                 $0.42

April 1, 2005 - June 30, 2005                      $0.68                 $0.35

July 1, 2005 - September 30, 2005                  $1.90                 $0.55

October 1, 2005 - December 15, 2005                $1.40                 $1.10

      As of December 15, 2005, there were 149 holders of record of the Company's common stock. To date, the Company has not declared or paid any cash dividends with respect to its Common Stock, and the current policy of the Board of Directors is to retain earnings, if any, to provide for the growth of the Company. Consequently, no cash dividends are expected to be paid on the Common Stock in the foreseeable future.

Item  6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Annual Report.

OVERVIEW

      CaminoSoft Corp. (the "Company") previously known as Interscience Computer Corporation, was incorporated under the laws of the State of California on October 14, 1983, to be a third party provider of maintenance services for computer hardware and related peripheral equipment. On September 17, 1999, the Company acquired the assets (the "Camino Assets") of Camino Software Systems, Inc. ("Camino"), a data storage company, for 468,000 shares of the Company's common stock and assumed $315,172 of certain Camino liabilities. The Camino assets consisted of the name, Camino Software Systems, Inc., the data storage management software, certain business contracts and intangible personal property. The Company allocated the amount paid and assumed in the amount of $502,372 to the fair value of the software.

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

      In February 2004, we completed integration of the Managed Server HSM software with EMC Corporations Centera and Centera Compliance edition content addressable storage. We also entered into EMC Corporations Centera Partner Program. Our Managed Server HSM, Centera Edition enables customers to better manage utilization of storage resources throughout the enterprise. Our Managed Server Centera package combines data management and storage scalability which are requirements that are increasing in the markets we serve. Also in February 2004, we released "Managed Client HSM((TM))" for Windows XP. The new product provides the ability to automatically migrate, recall, and delete files based on age and activity criteria, supporting standard Windows XP infrastructures including wireless communications. "Managed Client HSM((TM))" adds another dimension of scalability and affordability to our ILM suite of products and solutions. "Managed Client HSM((TM))" provides the same type of automated data movement and management as the managed server products while running on workstations or home user pc's or lap tops. It allows IT administrators to now protect user information that was stored on the workstation in the enterprise IT storage environment for back up and replication.

      On June 30, 2005 the Company signed an OEM software licensing and distribution agreement with Computer Associates International, Inc. ("CA"). The Company will provide Windows HSM, both server and client editions along with Managed Server Library Edition private labeled for CA's distribution. The Company received a non refundable $250,000 payment in July 2005 and has delivered with CA's full acceptance the CA branded and licensed versions of the licensed products. The agreement calls for two royalty pre-payments, the first for $500,000 was received during October 2005. The second scheduled pre payment of $250,000 is due on the anniversary date of the contract, June 30, 2006. As of the date of this filing CA has launched BrightStor HSM as part of the CA, BrightStor suite of products. The Company will receive quarterly royalty payments for CA's sales of the licensed products. The initial agreement is for three years and is automatically renewable in one year increments.

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

      o We intend to increase our international markets. Europe, the Middle East, Africa, Japan and Asia represent active markets for expansion, with Europe representing the first market outside North America we will focus on. We intend to continue to internationalize and localize our products and solutions to penetrate this marketplace.

RISK FACTORS

We have yet to establish any history of profitable operations.

      We have yet to establish any history of profitable operations. We have incurred annual operating losses of $2,164,199 and $1,943,716, for fiscal years 2003 and 2004 respectively. During the year ended September 30, 2005 we incurred an operating loss of $507,708. As a result, at September 30, 2005 we had an accumulated deficit of $19,825,390. Our revenues have not been sufficient to sustain our operations. Our profitability will require the successful commercialization of products, solutions and services. No assurances can be given as to if or when this will occur or that we will ever be profitable.

We will require additional financing to sustain our operations and without it we will not be able to continue operations.

      At September 30, 2005 we had a cash balance of $220,186. We had operating cash flow deficits of $2,223,765, $1,866,295 and $1,935,774 for fiscal years ended September 30, 2002, 2003 and 2004 and for the year ended September 30, 2005, an operating cash flow deficit of $187,113. We will require additional financing in order to expand our business and continue operations. Our working capital requirements in the foreseeable future will depend on a variety of factors including our ability to implement our sales and marketing plan. There can be no assurance that we will be able to successfully negotiate or obtain additional financing or the terms thereof. Our ability to obtain additional capital will be dependent on the implementation of our business plan, market conditions, the national economy and other factors outside our control. If adequate funds are not available or are not available at acceptable terms, our ability to finance our expansion, develop or enhance services or products or respond to competitive pressures would be significantly limited.

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

      o Research and development costs, which consist primarily of software development costs, are expensed as incurred. Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed" ("SFAS 86"), provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established. As of September 30, 2005, the Company has capitalized approximately $325,000 of such software development costs. The Company expects to continue research and development projects into the future along with additional capitalized development as projects reach proof of concept stages of development. The current net balance of capitalized software is approximately $230,000. In the current fiscal year the Company has not capitalized any new software development. Software capitalized is stated at cost. Amortization is computed on the straight-line method based upon the estimated useful life of the asset, primarily seven years. During the current year the Company had approximately $474,000 in R & D expense compared to approximately $284,000 during the prior year. The Company will continue the R & D program into the future as new products are developed and integrated into our data management suite of solutions.

      o Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. We enter into certain arrangements where we are obligated to deliver multiple products and/or services (multiple elements). In these transactions, we allocate the total revenue among the elements based on the sales price of each element when sold separately (vendor-specific objective evidence).
            Revenue for products licensed to original equipment manufacturers (OEM's), and perpetual licenses for current products in our server based data management suite of products is recognized as products are shipped. If annual service is a part of the sale agreement that portion of the revenue is recorded as unearned due to undelivered elements including, annual telephone support and the right to receive unspecified upgrades/updates of our data management products on a when-and-if-available basis. Unspecified upgrades, or patches, are included in our product support fee. The upgrades are delivered only on a when-and-if-available basis and as defined in SOP 97-2, are considered Postcontract Customer Support ("PCS"). Vendor-specific objective evidence does exist for these services in the aggregate; however, no vendor-specific objective evidence exists for the unspecified upgrades on a stand alone basis. When-and-if-available deliverables should be considered in determining whether an arrangement includes multiple elements; however, SOP 97-2 states that if sufficient vendor-specific objective evidence does not exist for the allocation of revenue to the various elements of the arrangement, and if the only undelivered element in an arrangement is PCS, the entire fee for the support should be recognized ratably. Because the timing, frequency, and significance of unspecified upgrades/updates can vary considerably, the point at which unspecified upgrades/updates are expected to be delivered should not be used to support income recognition on other than a straight-line basis. As such, the Company recognizes the product support fee consisting of PCS and unspecified upgrades/updates ratably over the service contract period.

                             RESULTS OF OPERATIONS

      FISCAL YEARS ENDED SEPTEMER 30, 2005 AND SEPTEMBER 30, 2004

      During the current fiscal year, the Company continued to focus on development of features and upgrades on products, while expanding their functionalities to other operating platforms including Windows 2000. The Company has continued its sales and marketing strategy to focus on development and support for its data storage and management solutions and high availability solutions, while utilizing its partners' sales, marketing and distribution channels. Revenues for the current fiscal year increased by approximately 110%, from $1,254,000 in fiscal year 2004 to $2,637,000 for the current fiscal year. The revenue increase was a result of an increase in sales of the Company's Managed Server HSM products for Novell NetWare and Microsoft Windows operating systems. Sales for the Company's software products were approximately $2,011,000 or 76% of the total revenue for the current fiscal year; annual service contracts constituted approximately 21% or approximately $556,000, and the remaining 3% of revenue was derived from installation and other services. The high availability products, StandbyServer and OFFSite Archive for NetWare accounted for approximately 13% of the total product sale revenue as compared to 26% in the prior fiscal year, with the Company's core HSM technology for both NetWare and Windows representing the other 87% of the total product sale revenue for the current fiscal year. Billings for annual service contracts increased during the current fiscal year due to increased product sales of the Company's HSM product line. Deferred revenue increased from approximately $250,000 in the fiscal year ended September 30, 2004 to approximately $1,278,000 for the current fiscal year. The large increase in deferred revenue was due to several factors including $750,000 in deferred revenue from committed royalty prepayments from Computer Associates which accounted for approximately 59% of the total deferred revenue. The remaining increase in deferred revenue of approximately $278,000 is due to increased sales of the Company's HSM products during the current fiscal year. Cost of sales decreased from approximately $247,500 in the last fiscal year to approximately $213,000 in the current fiscal year representing a decrease of approximately 14%, the reduction is due to a decrease in additional sales of hardware during the current fiscal year, which create additional cost of sales with each sale that includes hardware. Cost of sales as a percentage of revenue decreased from approximately 20% in fiscal year ended September 30, 2004 to approximately 8% during the current fiscal year. Gross profit increased by approximately 141% or $1,418,000 from $1,006,000 in fiscal year 2004 to $2,424,000 in fiscal year 2005 the increase in gross profit results from the Company's increased revenue from product sales during the current fiscal year.

      Selling and administrative expenses for the current year were approximately $2,439,000, a decrease of approximately $217,000 or 8% as compared to fiscal year 2004. The decrease was a result of the Company's continued effort to minimize overhead expenses while maintaining revenue gains from its partner and channel distribution strategy. The change from a direct sales approach to one of a support role for the Company's OEM partners sales forces continued during the fiscal year, which reduced wage expense related to direct selling, while increasing the expense related to marketing and sales support for our OEM partners distribution channels. The Company intends to continue expansion of the sales and marketing support areas to train both technical support teams and sales forces for the Company's current and future distribution, and business partners.

      Depreciation and amortization expense for the fiscal year of $19,000 showed an increase of approximately 94% or $9,200 as compared to fiscal year ended September 30, 2004. The depreciation expense increase is due to additional office and test equipment purchased during the current fiscal year.

      Research and development expense for the current year was approximately $474,000 as compared to approximately $284,000 for fiscal year 2004. This increase is part of the ongoing plan to stabilize the product line, while adding features and upgrades and additional partner product integration to the original HSM software products. During the current fiscal year, the Company completed and certified its Managed Server HSM with EMC Centera, creating Managed Server HSM Centera Proven Edition. During the current fiscal year the Company also certified its Managed Server HSM products with IBM Tivoli storage resource manager. The Company now offers Managed Server HSM Tivoli Edition. During the current fiscal year the Company also developed through a development outsourcing contract a direct CIFS connection technology to connect Novell NetWare servers to Microsoft Windows servers. This contract was started and completed during the year for a total price of $50,000. The Company began new research and development projects during the second half of the current year and plans to continue the research and development program at an increased rate during the coming year. As projects complete and become viable the Company expects to capitalize portions of the development expense during the upcoming fiscal year. The Company has also added additional consulting development resources during the current fiscal year which contributed to the increase in research and development expense during the current fiscal year. These development project completions have added to the Company's ability to gain additional market access through the sales and distribution channels of companies like EMC, IBM and Computer Associates.

      There was no other income during the current fiscal year. The current fiscal year included approximately $263,000 of interest expense related to borrowing balances, which is an increase in interest expense of approximately $63,000 over fiscal year 2004. Approximately $101,000 of the total fiscal year interest expense was non cash debt discount representing the warrant expense for debt which are being expensed over the term of the debentures and loan.

LIQUIDITY AND CAPITAL RESOURCES

      The Company incurred a net loss of $770,409 and $2,144,075 for the years ended September 30, 2005 and 2004, respectively, and has an accumulated deficit of $19,825,390 as of September 30, 2005. The Company will require additional financing in order to expand its business and continue operations. The Company's working capital requirements in the foreseeable future will depend on a variety of factors including its ability to implement its sales and marketing plan. If adequate funds are not available or are not available at acceptable terms, the Company's ability to finance its expansion, develop or enhance services or products or respond to competitive pressures would be significantly limited.

      During fiscal year 2005, the Company's cash position decreased by approximately $201,000, from approximately $421,000 on September 30, 2004 to $220,000 on September 30, 2005. The Company increased revenues during the fiscal year yet is still not at a break even point operationally resulting in the decrease in cash. The accounts receivable balance as of September 30, 2005 increased by approximately $829,000 or 388% as compared to the fiscal year ended September 30, 2004. The increase in receivables is due to $750,000 in guaranteed pre-paid royalties from the CA licensing and distribution agreement which are due during the upcoming fiscal year and approximately $80,000 increase in the normal operating receivables in connection with increased sales during the current fiscal year.

      During December 2003 the Company issued in a private placement 3,243,243 shares of common stock and 5 year warrants to purchase 3,243,243 shares with 50% of the warrants at an exercise price of $0.74 and 50% at an exercise price of $1.11 for $1,200,000. The funds were used to support business expansion and operations.

      During July 2004, the Company received $750,000 from a two year secured loan from Renaissance Capital Group managed funds. Interest is being paid at 7% in monthly installments based on the outstanding principal balance. As part of the funding, the Company issued five year warrants to purchase an aggregate of 1,415,094 shares of Common Stock at an exercise price of $0.53 per share.

      During September 2004, the Company issued 340,136 shares of common stock to Fusion Capital Partners, LLC. as commitment shares in conjunction with a stock purchase agreement with Fusion Capital Fund II, LLC pursuant to which Fusion Capital agreed to purchase on each trading day during the term of the agreement $10,000 of our common stock up to an aggregate of $6,000,000. The $6,000,000 of common stock is to be purchased over a 30-month period, subject to a three month extension or earlier termination at the Company's discretion. The purchase price of the shares of common stock will be equal to a price based upon the future market price of the common stock without any fixed discount to the market price. Fusion Capital does not have the right or the obligation to purchase shares of the Company's common stock in the event that the market price of the common stock is less than $0.25 per share. Fusion's obligations under the stock purchase agreement are conditioned on the Company having an effective registration statement covering the resale of the shares issued to Fusion Capital. As of the date of this filing the registration statement has been declared effective and the common stock purchase agreement will be completed and effective by calendar year end adding a very important financing resource for the Company. The Company will utilize this financing on an as needed basis for funding of operations.

      On March 17, 2005, the Company received $125,000 from a four month secured loan from an individual investor. On July 29, 2005 the Company paid in full the principal and all accrued and unpaid interest due under the terms of the loan agreement. After completion of its payment obligations the Company did not renew additional financing or an extension of this loan.

      Subsequent to the current fiscal year end of September 30, 2005, the Company negotiated an extension of the two parts of the convertible debenture with a total principal balance of $1,750,000. Pursuant to a Renewal and Modification agreement dated October 28, 2005, the lender agreed to extend the maturity date of the two 6% Convertible Debentures dated November 27, 2002 in the aggregate principal amount of $1,750,000 to May 27, 2007. In consideration of such extension, the Company agreed to grant to the lender a five-year warrant to purchase 175,000 shares of Company Common Stock at an exercise price of $1.14 per share (subject to adjustment). The estimated value of the warrant ($166,093) will be booked on the Company financial statements as debt discount and will be amortized over the term of the extension.

      If the Company's revenue projections for 2006 are not met, the operating plan calls for expense reductions in all non-technical and sales related functions. Without a continued increase in revenues during fiscal year 2006, the Company will reduce expenses to compensate for lack of continued revenue growth. No assurances can be given that the Company will continue to achieve increased revenues or achieve profitability in 2006. The Company may require additional financing in order to expand its business and continue operations. Our working capital requirements in the foreseeable future will depend on a variety of factors including our ability to implement our sales and marketing plan. There can be no assurance that we will be able to successfully negotiate or obtain additional financing or the terms thereof. Our ability to obtain additional capital will be dependent on the implementation of our business plan, market conditions, the national economy and other factors outside our control. If adequate funds are not available or are not available at acceptable terms, our ability to finance our expansion, develop or enhance services or products or respond to competitive pressures would be significantly limited. The failure to secure necessary financing will have a material adverse effect on our business, prospects, financial condition and results of operations. Management believes the Common Stock Purchase Agreement now in place with Fusion Capital Partners, LLC will supply the Company with the additional funding needed for continued operations into the foreseeable future.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

         The following summarizes our contractual obligations at September 30, 2005 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

                                       Payments due by Period
                                 Less than       1-3        4-5      After
                     Total        1-year        Years      Years    5 Years
                   ----------   ----------   ----------   -------   -------
Notes payable      $2,500,000   $  750,000   $1,750,000   $    --   $    --
Interest notes
     Payable          218,750      148,750       70,000
Employment
     Agreements       159,000      159,000
Operating leases      283,440      119,258      164,182        --        --
                   ----------   ----------   ----------   -------   -------
                   $3,161,190   $1,177,008   $1,984,182   $    --   $    --
                   ==========   ==========   ==========   =======   =======

      Except for the operating leases and employment agreements above, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

NEW ACCOUNTING PRONOUNCEMENTS

      In December 2004, the FASB issued SFAS 123R "Share-Based Payment," a revision to FASB No. 123, SFAS 123R replaces existing requirements under SFAS No. 123 and APB Opinion NO. 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. SFAS 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. For small-business filers, SFAS 123R will be effective for interim periods beginning after December 15, 2005. The Company anticipates expense will increase based on the number of options vesting during future fiscal years.

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

      In December 2004, the FASB issued Statement of Accounting Standard ("SFAS") No. 153 "Exchanges of Nonmonetary Assets". This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The provisions of this Statement should be applied prospectively. The adoption of this pronouncement is not expected to have a material effect on the Company's financial statements.

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

Item  7. FINANCIAL STATEMENTS

      The following is a list of financial statements filed herewith:

      Consolidated Balance Sheets as of September 30, 2005 and September 30,
      2004

      Consolidated Statements of Operations for the years ended September 30, 2005 and 2004

      Consolidated Statements of Shareholders' Deficiency for the years ended September 30, 2005 and 2004

      Consolidated Statements of Cash Flows for the years ended September 30, 2005 and 2004

      Notes to Consolidated Financial Statements

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On October 25, 2005 the Audit Committee of the Company's Board of Directors dismissed BDO Seidman, LLP ("BDO") as its independent accountants. On October 25, 2005, the Audit Committee of the Company's Board of Directors engaged Weinberg & Company, P.A. to serve as the Company's independent accountants and to audit its financial statements for the fiscal year ended September 30, 2005. During the Company's two prior fiscal years and the period from October 1, 2005 through the date of its dismissal, there have been no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of BDO would have caused it to make reference thereto in its reports on the Company's financial statements. In addition, for the same periods, there have been no reportable events (as defined in Regulation S-B Item 304(a)(1)(iv)(B)).

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

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTOL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         As of December 15, 2005, the directors and executive officers of the Company are as follows:

Name                             Age                 Position
----                             ---                 --------
Robert Pearson                    69                 Director

Steven Spector                    58                 Chairman of the Board

Robert Degan                      66                 Director

Walter Kornbluh                   74                 Director

Stephen Crosson                   46                 Chief Financial Officer,
                                                     Chief Operating Officer,
                                                     Secretary & Director

Russell Cleveland                 66                 Director

Michael Skelton                   57                 Chief Executive Officer,
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

      Robert Degan, Mr. Degan became a director in January 2001. From 1989 to 1996, Mr. Degan was President and Chief Executive Officer of Tylink Corporation, a private company, which designs, manufactures and markets digital access products. In August, 1996, Tylink Corporation was acquired by Sync Research a public company. From August 1996 to December 1996 Mr. Degan was Executive Vice President of Sync Research. From 1997 to 1998, Mr. Degan was Chairman, President and Chief Executive Officer of Summa Four Inc., a public company, which is a leading provider of switching platforms. In 1998 Summa Four, Inc. was acquired by Cisco Systems, Inc. and from 1998 through 1999 Mr. Degan was General Manger of the Enhanced Services and Migration business unit of Cisco Systems, Inc. From 2000 to the present Mr. Degan has been a private investor. Mr. Degan holds a directorship with Overland Storage, a data storage manufacturing firm.

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

      Russell Cleveland, Mr. Cleveland became a director in February 2004. Mr. Cleveland is the President, Chief Executive Officer, sole director, and the majority shareholder of the RENN Capital Group, Inc. He is a Chartered Financial Analyst with more than 35 years experience as a specialist in investments for smaller capitalization companies. A graduate of the Wharton School of Business, Mr. Cleveland serves on the Boards of Directors of Renaissance US Growth Investment Trust PLC, BFS US Special Opportunities Trust PLC, Renaissance Capital Growth & Income Fund III, Inc., Integrated Security Systems, Inc., Tutogen Medical, Inc., Digital Recorders, Inc., and Cover-All Technologies, Inc.

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

MEETINGS; ATTENDANCE; COMMITTEES

      The Board has an Audit Committee. The duties of the Audit Committee include (i) recommending to the Board the engagement of the independent auditors, (ii) reviewing the scope and results of the yearly audit by the independent auditors, (iii) reviewing our system of internal controls of procedures, and (iv) investigating when necessary matters relating to the audit functions. It reports to the Board concerning its activities. The current members of this Committee are Messrs. Kornbluh, Spector and Degan. The Board of Directors has determined that Walter Kornbluh is the Audit Committee Financial Expert Mr. Kornbluh is not deemed to be independent under applicable rules. The audit committee held 6 meetings during the current fiscal year.

      The Board also has a Compensation Committee. The Compensation Committee makes recommendations to the Board concerning compensation and other matters relating to employees. The Committee also grants options under, and administers, our Stock Option Plan. The current members of the Committee are Messrs. Degan, Kornbluh and Spector. The Compensation Committee has held two meetings during the current fiscal year.

DIRECTOR COMPENSATION

      Directors do not receive any annual compensation. Outside directors receive $1,000 each for each meeting attended, $500 each for each committee meeting and reimbursement for out-of-pocket expenses for attending meetings. Mr. Pearson and Mr. Cleveland have waived the meeting fees. During the current fiscal year, the directors waived director fees for meetings held between October 2004 and August 2005.

EMPLOYMENT AGREEMENTS

      During the fiscal year ended September 30, 2004, the Company entered into an employment agreement with Michael Skelton (C.E.O. & Director), Mr. Skelton will receive $14,000 per month salary for an indeterminate period of time. The contract may be terminated by the Company or Mr. Skelton at any time. If Mr. Skelton is terminated without cause he will receive salary and benefits for up to 6 months after termination. During the fiscal year ended September 30, 2005, the Company reimbursed Mr. Skelton $24,000 for apartment rental expense. The rental reimbursement expired during October 2005 and was not extended.

      During the fiscal year ended September 30, 2003, the Company entered into a two year employment agreement with Mr. Stephen Crosson to be Chief Executive Officer of the Company reporting to the Chairman of the Board of Directors. The contract was for two years beginning August 1, 2003, with an annual salary of $150,000 per year with the possibility of bonuses at the discretion of the Board of Directors. The agreement was amended on April 19, 2004. Mr. Crosson is currently the Chief Financial Officer and Chief Operating Officer of the Company and will receive $12,500 per month for an indeterminate period of time. The contract includes a bonus fee of 1% of any acquisition price or licensing fee over $1,000,000 paid to the Company. If Mr. Crosson is terminated without cause he will receive salary and benefits for up to 6 months after termination.

      During the fiscal year ended September 30, 2003, the Company entered into a consulting agreement with Mr. Walter Kornbluh (director), to provide consulting services to the Company reporting to the Chairman of the Board of Directors and the Chief Executive Officer. The contract was for two years beginning August 1, 2003 at a rate of $2,500 per month. During the fiscal years ended September 30, 2005 and 2004, the Company paid Mr. Kornbluh $29,450 and $30,750 in consulting fees, respectively.

      During the fiscal years ended September 30, 2005 and 2004, the Company paid Mr. Steven Spector, Chairman of the Board of Directors consulting fees of $19,250 and $27,500 for consulting services rendered during the fiscal years, respectively.

COMPLIANCE WITH SECTION 16(a) -

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common stock and other equity securities of the Company, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all
Section 16(a) reports they file. During the current fiscal year, the Chief Executive Officer and the Chief Operating Officer filed amended form 4A and form 5 with the Commission for bonus shares received from the Company. These filings were not filed timely as required by Section 16(a) of the Securities and Exchange Act of 1934, as amended.

Item  10. EXECUTIVE COMPENSATION

      The following table sets forth the compensation paid by the Company for its fiscal years ended September 30, 2005, 2004, and 2003 to its Chief Executive Officer and Chief Financial Officer (the "Named Executive Officers"). No other executive officer received compensation which exceeded $100,000 for the fiscal year ended September 30, 2005.

                                                                                        Long Term
                                                                                      Compensation
                           ANNUAL COMPENSATION                                           Awards
-------------------------------------------------------------------------------        Securities
                             FISCAL YEAR                               ALL             Underlying
NAME AND                       ENDED                                  OTHER              Options
PRINCIPAL POSITION         SEPTEMBER 30,    SALARY       BONUS     COMPENSATION            SARs
------------------         ------------   ----------  ----------   ------------     ------------------
Michael Skelton,               2005        $168,000     39,000           --                      --
Chief Executive Officer        2004        $168,000         --                            1,400,000
Stephen Crosson,               2005        $150,000     39,000           --                 100,000
Chief Financial Officer,       2004        $150,000         --           --                 300,000
Chief Operating Officer,       2003        $137,500         --           --                 200,000
Corporate Secretary &
Director

                              OPTION GRANTS IN 2005

         The following table sets forth certain information regarding option grants to the Named Executive Officers during the fiscal year ended September 30, 2005.

                       Number of     Percentage of
                       Securities    Total Options    Average
                       Underlying    Granted to       Exercise
                       Options       Employees        Price        Expiration
NAME                   Granted       In 2004          Per Share    Date
----                   ----------    -------------    ---------    ----------
Michael Skelton           --             --              --          --
Stephen Crosson           --             --              --          --

                   OPTION EXERCISES AND FISCAL YEAR-END VALUES

                                                     Number of Securities               Value of
                                                    Underlying Unexercised       Unexercised in the Money
                      Shares                         Options at Year-End           Options at Year-End
                     Acquired         Value       --------------------------     --------------------------
Name               On Exercise       Realized     Exercisable  Unexercisable     Exercisable  Unexercisable
----               -----------       --------     -----------  -------------     -----------  -------------
Michael Skelton         --              --             --           --               --            --
Stephen Crosson         --              --             --           --               --            --

      There were no options exercised by the Named Executive Officers during fiscal year 2005.

                                 CODE OF ETHICS

      The Company has adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer and principal accounting officer.


Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 1, 2005 by (I) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's directors; (iii) the named Executive Officers; and (iv) executive officers and directors of the Company as a group:
                                      COMMON STOCK (1)
                              --------------------------------
                                NUMBER OF       PERCENTAGE OF
    NAME AND ADDRESS (2)         SHARES         OUTSTANDING(3)
    --------------------      ------------      --------------
Robert Pearson(4)                       --                  --

Robert Degan                       268,000(5)               --

Steven Spector                     357,600(6)               --

Walter Kornbluh                  1,079,245(7)             7.50

Stephen Crosson                  1,205,770(8)             8.30

Renaissance Capital Growth &     5,161,311(9)            34.02
Income Fund III, Inc.
  8080 N. Central Expressway
  Suite 210
  Dallas, Texas 75206

Renaissance US Growth &          4,210,527               27.88
Income Trust PLC
  8080 N. Central Expressway
  Suite 210
  Dallas, Texas 75206

BFSUS Special Opportunities      6,605,112               36.31
Trust PLC
  8080 N. Central Expressway
  Suite 210
  Dallas, Texas 75206

Michael Skelton                  1,441,785                9.64

All executive officers and
  directors as a group
  (5 persons)                    4,352,400               25.18

(1) As used herein, the term beneficial ownership is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power and/or sole or shared investment power subject to community property laws where applicable.

(2) Except as indicated, the address of each person is c/o the Company at 600 Hampshire Road, #105, Westlake Village, California 91361.

(3) Based on 13,551,082 shares of Common Stock outstanding, as of December 1, 2005.

(4) Does not include any shares owned by the Renaissance Funds described in the table. Mr. Pearson is an executive officer of Renaissance Capital Group, Inc. ("RCG") which is the investment advisor to the Renaissance Funds and BFS US and the investment manager of Renaissance U.S.

(5) Includes four year non-qualified options from the Company to purchase 50,000 shares at $.95 per share, 35,000 shares from the Company at $.61 per share, 85,000 shares from the Company at $.44 per share and options to purchase 85,000 shares from the Company at $0.41 per share.

(6) Includes four year non-qualified options from the Company to purchase 50,000 shares at $.95 per share, 35,000 shares from the Company at $.61 per share, 85,000 from the Company at $.44 per share, options to purchase 100,000 shares at $0.41 per share.

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

(9) According to Schedule 13D, dated January 15, 2003, RCG is the investment advisor of the Renaissance Funds. The Common Shares deemed to be beneficially owned by the Renaissance Capital Growth and Income Fund III, are comprised of 3,539,414 shares of our Common Stock, options to purchase 26,500 shares at $0.95 per share, options to purchase 4,368 shares at $0.61 per share, options to purchase 38,250 shares at $0.44 per share, warrants to purchase 540,541 shares at $0.74 per share, warrants to purchase 540,540 shares at $1.11 per share and warrants to purchase 471,698 shares at $0.53 per share.

(10) According to a Schedule 13D, dated January 15, 2003, RCG is the Investment Manager of Renaissance US. The Common Shares deemed to be beneficially owned by the Renaissance US Fund are comprised of 2,657,748 shares of our Common Stock and warrants to purchase 540,541 shares at $0.74 per share, warrants to purchase 540,540 shares at $1.11 per share and warrants to purchase 471,698 shares at $0.53 per share.

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

(12) Includes options from the Company to purchase 1,400,000 shares at $0.63 per share. Currently 350,000 options are vested and exercisable.

Equity Compensation Plan Information

      The following table sets forth certain information regarding the Company's 2000 Stock Option Plan. All information set forth below is as of September 30, 2005, pursuant to applicable regulations.

                                                                                 Number of securities remaining
                         Number of Securities to      Weighted-average           available for future issuance under
                         Be issued upon exercise      exercise price of          equity compensation plans (excluding
                         Of outstanding options,      outstanding options,       securities warrants and rights warrants
                         Warrants and rights          warrants and rights        and rights reflected in (a)) (a)(b)
                                 (a)                          (b)                               (c)

Equity compensation
Plans approved by            9,281,587                        $0.93                          1,396,750
Security holders

Equity compensation
Plans not approved by               --                           --                                 --
Holders

   TOTAL                     9,281,587                        $0.93                          1,396,750

Shareholder Approved Plans:

The 2000 Stock Option Plan

      The Company's shareholders approved the 2000 Stock Option Plan as amended (the "Plan") in April 2001. Currently, the Plan authorizes the grant of options to purchase up to 6,000,000 shares of the Company's Common Stock, of which options to purchase 1,018,750 shares were available for future issuance as of December 15, 2005.

Non-Shareholder-Approved Plans:

      There are no Non-Shareholder Approved Plans as of December 15, 2005.

Item  12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On November 27, 2002, the Company entered into a $1,000,000 6% Convertible Debenture Agreement with BFS US (the "BFS US Debenture"). The full amount was drawn during the fiscal year ended September 30, 2003. Interest of 6% per annum will be paid in monthly installments for three years based on the unpaid principal balance. The BFS US Debenture matures on November 27, 2005, at which time the unpaid Principal Amount, and all accrued and unpaid interest and other charges, fees, and payments will be due and payable. The conversion price is set at $1.00 unless, however, the five (5)-day average closing price for the Company's common stock immediately prior to a disbursement is below $1.00, in which case, such five (5)-day average shall become the Conversion Price. As of September 30, 2005, we had a note payable principal balance of $1,000,000 in connection with this convertible debenture and no further funds available to borrow on this debenture. The debenture has certain non-operating covenants associated with the loan. During the fiscal year and as of September 30, 2005, the Company was in compliance with these covenants.

      During July 2003, the BFS US entered into a $750,000 6% Convertible Debenture with the Company. The full amount was drawn during the fiscal year ended September 30, 2003. Interest at a rate of 6% per annum is payable in monthly installments for 26 months based on the unpaid principal balance. The debenture matures on November 27, 2005, at which time the unpaid Principal Amount, and all accrued and unpaid interest and other charges, fees, and payments then due under the debenture will be due and payable in full. The debenture is convertible, at the option of the holder into shares of the Company's common stock, with an initial conversion price of $0.50 per share. However, if the five (5)-day average closing price for the Common Stock immediately prior to each disbursement is below the $0.50 initial conversion price, the average closing price for such period shall become the conversion price. As of September 30, 2004, we had a note payable principal balance of $750,000 in connection with this convertible debenture and no further funds available to borrow on this debenture. The debenture has certain non-operating covenants associated with the loan. During the fiscal year and as of September 30, 2005, the Company was in compliance with these covenants.

         Subsequent to September 30, 2005, the Company negotiated an extension of the two parts of the Convertible Debenture with a total principal balance of $1,750,000. Pursuant to a Renewal and Modification agreement dated as of October 28, 2005, the lender agreed to extend the maturity date of certain 6% Convertible Debentures in the aggregate principal amount of $1,750,000 to May 27, 2007. In consideration of such extension, the Company agreed to grant lender a five-year warrant to purchase 175,000 shares of Company Common Stock at an exercise price of $1.14 per share (subject to adjustment). The estimated value of the warrant ($166,093) will be recorded on the Company financial statements as debt discount, and will be amortized over the term of the extension.

         On December 18, 2003 the Company issued to the Renaissance Funds, BFS US and Renaissance US in a private placement an aggregate of 3,243,243 shares of common stock and 5-year warrants to purchase an aggregate of 3,243,243 shares with 50% of the warrants at an exercise price of $0.74 per share and 50% at an exercise price of $1.11 per share for $1,200,000. The investors are affiliated with Renaissance Capital Group, Inc. See "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

         During July 2004, the Company received $750,000 from a two year secured loan from Renaissance Capital Group, Inc. managed funds. Interest is payable at 7% per annum in monthly installments based on the outstanding principal balance. As part of the funding, the Company issued five year warrants to purchase an aggregate of 1,415,094 shares of Common Stock at an exercise price of $0.53 per share.

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

            Exhibit 32 Certification Pursuant to Section 906 of the
                       Sarbanes-Oxley Act of 2003

      (b)   Reports on Form 8-K.

            None

Item 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

      During the Company's prior fiscal year, BDO Seidman LLP, was the Company's principal accountant and billed $60,000 for professional services for the audit of the Company's annual financial statements and review of the Company's financial statements included in the Company's Form 10-QSB's. On October 25, 2005 the Audit Committee of the Company's Board of Directors dismissed BDO Seidman, LLP as its independent accountants. On October 25, 2005, the Audit Committee of the Company's Board of Directors engaged Weinberg & Company, P.A. ("Weinberg") to serve as the Company's independent accountants and to audit its financial statements for the fiscal year ended September 30, 2005. The estimated fees for professional services associated with the audit of the Company's annual financial statements and review of the Company's financial statements included in the Company's Form 10-QSB's for the upcoming fiscal year are $56,000.

      The Audit Committee approves in advance audit and non-audit services to be provided by Weinberg & Co. P.A. In other cases, in accordance with Rule 2-01(c)(7) of Securities and Exchange Commission Regulation S-X, the Audit Committee has delegated pre-approval authority to the Chairman of the Audit Committee for matters which arise or otherwise require approval between regularly scheduled meetings of the Audit Committee, provided that the Chairman report such approvals to the Audit Committee at the next regularly scheduled meeting of the Audit Committee.

                                   SIGNATURES

      In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CAMINOSOFT CORP

                                 By /s/STEPHEN CROSSON
                                    ------------------------------------
                                    Chief Financial Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                          Capacity                        Date
         ---------                          --------                        ----
/s/ STEVEN SPECTOR                          Chairman of the Board           December 27, 2005
--------------------------------------
Steven Spector

/s/ WALTER KORNBLUH                         Director                        December 27, 2005
--------------------------------------
Walter Kornbluh

/s/ STEPHEN CROSSON                         Chief Financial Officer,        December 27, 2005
--------------------------------------      Chief Operating Officer
Stephen Crosson                             Secretary, Treasurer
                                            and Director

/s/ ROBERT PEARSON                          Director                        December 27, 2005
--------------------------------------
Robert Pearson

/s/ ROBERT DEGAN                            Director                        December 27, 2005
--------------------------------------
Robert Degan

/s/ RUSSELL CLEVELAND                       Director                        December 27, 2005
--------------------------------------
Russell Cleveland

/s/ MICHAEL SKELTON                         Chief Executive Officer,        December 27, 2005
--------------------------------------      Director
Michael Skelton

                                 CAMINOSOFT CORP

                                    CONTENTS


Report of Independent Registered Public Accounting Firm                     F-2

Consolidated Balance Sheets as of September 30, 2005
         and September 30, 2004                                             F-4

Consolidated Statements of Operations for the years ended
         September 30, 2005 and 2004                                        F-5

Consolidated Statements of Shareholders' Deficiency for the
         years ended September 30, 2005 and 2004                            F-6

Consolidated Statements of Cash Flows for the years ended
         September 30, 2005 and 2004                                        F-7

Notes to Consolidated Financial Statements                                  F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors:
CaminoSoft Corporation

We have audited the accompanying consolidated balance sheet of CaminoSoft Corporation as of September 30, 2005 and the related consolidated statements of operations, shareholders' deficiency and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CaminoSoft Corporation, as of September 30, 2005, and the results of their operations, and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


WEINBERG & COMPANY, P.A.


Boca Raton, Florida
November 22, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
CaminoSoft Corp.

We have audited the accompanying consolidated balance sheet of CaminoSoft Corp. as of September 30, 2004 and the related statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CaminoSoft Corp. at September 30, 2004 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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


/s/ BDO Seidman, LLP

Los Angeles, California
November 24, 2004

                                CAMINOSOFT CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                         September 30,
                                                 ----------------------------
ASSETS                                               2005            2004
                                                 ------------    ------------

Current Assets:
  Cash and cash equivalents                      $    220,186    $    421,344
  Accounts receivable, net of allowance
    of $20,000 and $20,000 respectively             1,043,176         213,678
                                                 ------------    ------------

Total Current Assets                                1,263,362         635,022

Property and Equipment, net of accumulated
  depreciation of $50,678 and $31,730                  36,147          41,050


Software, net of accumulated amortization of,
     $597,041 and $478,829                            230,349         348,561

Deposits                                               11,282          11,642

Deferred Financing Costs                              262,075         187,075
                                                 ------------    ------------

Total Assets                                     $  1,803,215    $  1,223,350
                                                 ============    ============

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current Liabilities:
  Accounts payable                               $    191,285    $     91,319
  Accrued liabilities                                 116,238         145,733
  Deferred revenues                                 1,278,290         250,304
  Notes payable, current portion, net of
    discount of $129,980 and $0                       620,020              --
                                                 ------------    ------------

Total Current Liabilities                           2,205,833         487,356

Notes Payable, net of discount
     of $14,689 and $359,386                        1,735,311       2,140,614
                                                 ------------    ------------

Total Liabilities                                   3,941,144       2,627,970
                                                 ------------    ------------

  Common stock, no par value; authorized
    100,000,000 shares; issued and outstanding
    13,551,082 and 13,462,750 shares               17,687,461      17,650,361

  Accumulated Deficit                             (19,825,390)    (19,054,981)
                                                 ------------    ------------

Total Shareholders' Deficiency                     (2,137,929)     (1,404,620)
                                                 ------------    ------------
Total Liabilities and Shareholders' Deficiency   $  1,803,215    $  1,223,350
                                                 ============    ============

          See accompanying notes to consolidated financial statements.

                                CAMINOSOFT CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                             YEARS ENDED
                                            SEPTEMBER 30,
                                    ----------------------------

                                        2005            2004
                                    ------------    ------------

SALES                               $  2,637,201    $  1,253,610

COST OF SALES                            213,423         247,515
                                    ------------    ------------

GROSS PROFIT                           2,423,778       1,006,095
                                    ------------    ------------

OPERATING EXPENSES
  Sales and administrative             2,438,708       2,655,657
  Depreciation                            18,948           9,744
  Research & Development                 473,830         284,410
                                    ------------    ------------

Total Operating Expenses               2,931,486       2,949,811
                                    ------------    ------------

Loss From Operations                    (507,708)     (1,943,716)
                                    ------------    ------------

OTHER INCOME (EXPENSE)
  Interest expense                      (262,717)       (200,380)
  Interest income                             16              21
                                    ------------    ------------

Total Other Income (Expense)            (262,701)       (200,359)
                                    ------------    ------------

Net Loss                            ($   770,409)   ($ 2,144,075)
                                    ============    ============

Weighted average number of common
  shares outstanding:
  (basic and diluted):                13,506,795      12,390,202
                                    ============    ============
Net loss per common share:
  (basic and diluted)               ($      0.06)   ($      0.17)
                                    ============    ============

           See accompanying notes to Consolidated Financial Statements

                                CAMINOSOFT CORP.
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY

                                                      Common Stock
                                             ----------------------------     Accumulated
                                                Shares          Amount          Deficit          Total
                                             ------------    ------------    ------------    ------------
Balance, at October 1, 2003                     9,879,371    $ 15,951,333    ($16,910,906)   ($   959,573)

Common stock and warrants issued
  in private placement                          3,243,243       1,200,000                       1,200,000

Common stock issued for equity line               340,136         187,075                         187,075

Warrant to purchase common stock issued in
  connection with financing                                       311,953                         311,953

Net loss                                                                       (2,144,075)     (2,144,075)
                                             ------------    ------------    ------------    ------------
Balance, at September 30, 2004                 13,462,750      17,650,361     (19,054,981)     (1,404,620)

Common stock issued for legal services              4,762           2,000                           2,000

Common stock issued for employee bonus             83,570          35,100                          35,100

  Net loss                                                                       (770,409)       (770,409)
                                             ------------    ------------    ------------    ------------

Balance, at September 30, 2005                 13,551,082    $ 17,687,461    ($19,825,390)   ($ 2,137,929)
                                             ============    ============    ============    ============


           See accompanying notes to Consolidated Financial Statements

                                                  CAMINOSOFT CORP.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEARS ENDED
                                                                    SEPTEMBER 30,
                                                            --------------------------
                                                               2005            2004
                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                  ($  770,409)   ($2,144,075)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
        Change in allowance for doubtful accounts                    --         14,313
        Depreciation and amortization                           137,160        127,956
        Common stock issued for services and bonus               37,100             --
        Amortization of debt discount                           214,717         84,736
    Changes in operating assets and liabilities:
        Accounts receivable                                    (829,498)        23,046
        Prepaid expense                                         (75,000)         6,000
        Deposits and other                                          360            150
        Accounts payable and accrued expenses                    70,471        (33,649)
        Deferred revenue                                      1,027,986        (14,251)
                                                            -----------    -----------
Net cash used in operating activities                          (187,113)    (1,935,774)
                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of fixed assets                                   (14,045)       (29,664)
                                                            -----------    -----------

Net cash used in investing activities                           (14,045)       (29,664)
                                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Borrowings on notes payable                                 125,000        750,000
    Repayment on notes payable                                 (125,000)            --
    Proceeds from the issuance of common stock                       --      1,200,000
                                                            -----------    -----------

Net cash provided by financing activities                            --      1,950,000
                                                            -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                      (201,158)       (15,438)

CASH AND CASH EQUIVALENTS, beginning of year                    421,344        436,782
                                                            -----------    -----------

CASH AND CASH EQUIVALENTS, end of year                      $   220,186    $   421,344
                                                            ===========    ===========

Supplemental non-cash financing and investing activities
    Cash paid for:
      Interest                                              $   161,510    $   115,644
                                                            ===========    ===========
      Income taxes                                          $         0    $         0
                                                            ===========    ===========

           See accompanying notes to Consolidated Financial Statements

                                CAMINOSOFT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

CaminoSoft Corp. (the "Company") previously known as Interscience Computer Corporation, was incorporated under the laws of the State of California on October 14, 1983, to be a third party provider of maintenance services for computer hardware and related peripheral equipment. On September 17, 1999, the Company acquired the assets (the "Camino Assets") of Camino Software Systems, Inc. ("Camino"), a data storage company, for 468,000 shares of the Company's common stock and assumed $315,172 of certain Camino liabilities. The Camino assets consisted of the name, Camino Software Systems, Inc., the data storage management software, certain business contracts and intangible personal property. The Company allocated the amounts paid and assumed in the amount of $502,372 to the value of the software acquired.

During the year ended September 30, 2000, the Company changed its name to CaminoSoft Corp. to reflect the focus on the data management software business. The Company is now distributing and developing data management software purchased from Camino, which will work with Windows 2000 and Novell operating systems and with Computer Associates, Veritas, EMC, IBM and other enterprise software.

In July 2003, the Company incorporated a subsidiary CM Medical Systems, Inc., under the General Corporation Law of California. Currently the subsidiary has no employees, has not issued stock and has not begun operations.

The Company's working capital requirements in the foreseeable future will depend on a variety of factors including its ability to implement its sales and marketing plan. The Company plans to continue to focus on the integration of its products and solutions with O.E.M. partner products for sales and distribution. This includes selling products through the distribution channels of the partners. The Company has new arrangements, which it believes will generate higher levels of revenue in fiscal 2006. Management has developed additional contingency plans to ensure expenses can be reduced and brought in line with revenues achieved during 2006, allowing the Company to extend the operating capital. The Company currently expects that the new financing will provide sufficient cash to fund its projected operations for the immediately foreseeable future and believes additional financing will be available if and when needed (See Note 9). If the Company is unable to achieve projected operating results and/or obtain such additional financing if and when needed, management will be required to curtail growth plans and scale back development activities. No assurances can be given that the Company will achieve increased revenues. Further, no assurances can be given that the Company's current financing will be sufficient to support the Company's planned level of operations. If adequate funds are not available or are not available at acceptable terms, the Company's ability to finance its expansion, develop or enhance services or products or respond to competitive pressures would be significantly limited.

                                CAMINOSOFT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

CONCENTRATION OF CREDIT RISK

The Company's financial instruments that are exposed to concentrations of credit risk consist of cash in what it believes to be credit-worthy financial institutions. However, cash balances have exceeded FDIC insured levels at various times. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk in cash. The Company's trade receivables result primarily from sale and annual service of software products, and the concentration of credit risk is limited to a broad customer base located through out the World.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and deferred revenues as reflected in the financial statements approximate fair value because of the short-term maturity of these instruments. The estimated fair value of long term obligations is based on borrowing rates currently available to the Company for loans with similar terms and maturities

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is provided by accelerated methods based upon the estimated useful lives of the related assets, primarily three years.

                                CAMINOSOFT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SOFTWARE

Software capitalization is stated at cost. Amortization is computed on the straight-line method based upon the estimated useful life of the asset, primarily seven years. Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed" ("SFAS 86"), provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established. The Company capitalized no development cost during the years ended September 30, 2005 and September 30, 2004. The Company evaluates the net realizable value of the capitalized software based on estimated future undiscounted cash flows.

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

Revenue for products licensed to original equipment manufactures (OEM's), and perpetual licenses for current products in our server based data management suite of products is recognized as products are shipped. If annual service is a part of the sale agreement that portion of the revenue is recorded as unearned due to undelivered elements including, annual telephone support and the right to receive unspecified upgrades/updates of our data management products on a when-and-if-available basis. Unspecified upgrades, or patches, are included in our product support fee. The upgrades are delivered only on a when-and-if-available basis and as defined in SOP 97-2, are considered, Postcontract Customer Support ("PCS"). Vendor-specific objective evidence does exist for these services in the aggregate; however, no vendor-specific objective evidence exists for the unspecified upgrades on a stand-alone basis. When-and-if-available deliverables should be considered in determining whether an arrangement includes multiple elements; however, SOP 97-2 states that if sufficient vendor-specific objective evidence does not exist for the allocation of revenue to the various elements of the arrangement, and if the only undelivered element in an arrangement is PCS, the entire fee for the support should be recognized ratably. Because the timing, frequency, and significance of unspecified upgrades/updates can vary considerably, the point at which unspecified upgrades/updates are expected to be delivered should not be used to support income recognition on other than a straight-line basis. As such, the Company recognizes the product support fee consisting of PCS and unspecified upgrades/updates ratably over the service contract period.

                                CAMINOSOFT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ACCOUNTS RECEIVABLE

Trade receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed.

The Company uses the allowance method to account for uncollectible trade receivable balances. Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible. Factors used to establish an allowance include the credit quality of the customer and whether the balance is significant. At September 30, 2005 and 2004, trade receivables had a net balance in the amount of $1,043,176 and $213,678, net of allowances of $20,000 and $20,000, respectively.

CONCENTRATIONS

During the years ending September 30, 2005 and 2004, the Company had 2 major customers each year whose revenue volume comprised approximately 58% and 27%, respectively, of the Company's total revenue. As of September 30, 2005 and 2004 the amounts due from these customers was $53,340 and $77,748, respectively, and is included in accounts receivable in the accompanying financial statements.

RESEARCH AND DEVELOPMENT

Research and development costs, which consist primarily of software development costs, are expensed as incurred and amounted to $473,830 and $284,410 for the years ended September 30, 2005 and 2004 respectively.

ADVERTISING

Advertising costs are charged to expense as incurred and such costs were $30,017 and $35,044 for the years ended September 30, 2005 and 2004, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company periodically assesses the recoverability of the carrying amounts of long-lived assets, including intangible assets. A loss is recognized when expected undiscounted future cash flows are less than the carrying amount of the asset. The impairment loss is the difference by which the carrying amount of the asset exceeds its fair value.

                                CAMINOSOFT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


STOCK-BASED COMPENSATION

The Company accounts for employee stock options or similar equity instruments in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, in Interpretation of APB 25" ("FIN 44"). SFAS No. 123 defines a fair-value-based method of accounting for employee stock options or similar equity instruments. This statement gives entities a choice to recognize related compensation expense by adopting the new fair-value method or to measure compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees", ("APB25") the former standard. If the former standard for measurement is elected, SFAS No. 123 requires supplemental disclosure to show the effect of using the new measurement criteria. The Company currently uses the disclosure standards of SFAS 123, as amended by SFAS 144, but accounts for stock based compensation using APB 25.

All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of the grant, and in accordance with accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value on the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share for the years ended September 30, 2005 and 2004 would have been increased to the pro forma amounts presented:

                                                   2005           2004
                                               -----------    -----------

Net loss, as reported                          $  (770,409)   $(2,144,075)
Add: Stock-based employee compensation
included in reported net loss                           --             --
Deduct: Total stock-based
employee compensation expense determined
under fair value based method for all award       (180,650)      (541,950)
                                               -----------    -----------

Net loss, pro forma                            $  (951,059)   $(2,686,025)
                                               ===========    ===========

Basic and diluted net loss per common share,
as reported                                    $      (.06)   $      (.17)
pro forma                                      $      (.07)   $      (.22)

The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2004, expected life of options were between 3 years and 5 years, expected volatility ranged from 95.3% to 95.37%, risk-free interest rate of 2.41% to 3.18% and a 0% dividend yield. The weighted average fair value on the date of grants for options and warrants granted during 2004 was $0.52 per unit. The Company granted no options or warrants during the fiscal year ended September 30, 2005.

                                CAMINOSOFT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


EARNINGS (LOSS) PER SHARE

The Company computes earnings (loss) per common share under Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128), which requires presentation of Basic and Diluted earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity, such as stock options, warrants or convertible debentures, unless antidilutive. At September 30, 2005 and 2004, options and warrants to purchase 9,281,587 and 10,289,337 shares, respectively were outstanding, but were not included in the computation of diluted (loss) per common share as the effect would be antidilutive.

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

NEW ACCOUNTING PRONOUNCEMENTS

      In December 2004, the FASB issued SFAS 123R "Share-Based Payment," a revision to FASB No. 123, SFAS 123R replaces existing requirements under SFAS No. 123 and APB Opinion NO. 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. SFAS 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. For small-business filers, SFAS 123R will be effective for interim periods beginning after December 15, 2005. The Company anticipates expense will increase based on the number of options vesting during future fiscal years.

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

                                CAMINOSOFT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

      In May 2005, the Financial Accounting Standards Board (FASB) issued Statement No. 154 ("SFAS No. 154"), Accounting Changes and Error Corrections, which replaced Accounting Principles Board Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Changes in Interim Financial Statements. SFAS No. 154 requires retrospective application to prior periods' financial statements of voluntary changes in accounting principles and changes required by a new accounting standard when the standard does not include specific transition provisions. Previous guidance required most voluntary changes in accounting principle to be recognized by including in net income of the period in which the change was made the cumulative effect of changing to the new accounting principle. SFAS No. 154 carries forward existing guidance regarding the reporting of the correction of an error and a change in accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of SFAS No. 154 as of January 1, 2006 is not expected to have material effect on the Company's financial statements.


NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                     September 30,
                                --------------------
                                  2005         2004
                                --------    --------
Furniture and fixtures          $ 13,084    $ 13,084
Test and training equipment       73,741      59,696
                                --------    --------
                                  86,825      72,780
Less accumulated depreciation    (50,678)    (31,730)
                                --------    --------

                                $ 36,147    $ 41,050
                                ========    ========

                                CAMINOSOFT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Property and equipment are depreciated on an accelerated basis with an average useful life of three years. Depreciation expense of $18,948 and $9,744 for the years ending September 30, 2005 and 2004 has been reflected in the accompanying statement of operations.

NOTE 3 - SOFTWARE

On September 17 1999, the Company acquired the assets (the "Camino Assets") of Camino Software Systems, Inc. ("Camino") for 468,000 shares of the Company's common stock valued at $187,200 and assumed $315,172 of certain Camino liabilities. The Camino Assets consisted of the name, Camino Software Systems, Inc., the data storage management software, certain business contracts and intangible personal property. The Company has allocated the amounts paid and assumed in the amount of $502,372 to the fair value of the software acquired. The software is being amortized on a straight line basis over seven years. Net book value of the original purchased software at September 30, 2005 and 2004 is $71,745 and $143,517, respectively.

During the years ended September 30, 2005 and 2004 there was no development cost capitalized. The net book value for software at September 30, 2005 and 2004 is $230,349 and $348,561, respectively, which includes the original software purchase of the Camino Assets plus additional capitalization prior to fiscal year 2003.

                                     September 30,
                                ----------------------
                                   2005         2004
                                ---------    ---------

Software                        $ 827,390    $ 827,390

Less accumulated amortization    (597,041)    (478,829)
                                ---------    ---------

                                $ 230,349    $ 348,561
                                =========    =========

Amortization expense of $118,212 and $118,212 for the years ending September 30, 2005 and 2004 has been reflected in cost of sales in the accompanying statement of operations.

                                CAMINOSOFT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - NOTES PAYABLE

In December 2002, the Company issued a 6% unsecured convertible debenture for up to $1,000,000. The Company made monthly draws based on cash flow to replenish operating funds. The full amount was drawn during the fiscal year ended September 30, 2003. Interest of 6% per annum will be paid in monthly installments for three years based on the unpaid principal balance. The debenture matures on November 27, 2005, at which time the unpaid principal amount and all accrued and unpaid interest will become due and payable in full. The debenture is convertible into shares of the Company's common stock, with the initial conversion price of $1.00 per share. However if the five day average closing price for the Company's common stock immediately prior to a disbursement is below the $1.00 initial conversion price, the average closing price for such period shall become the conversion price. The funds were used to help fund operations and accelerate the business plan. As of September 30, 2005, the Company had a note payable principal balance of $1,000,000 in connection with this convertible debenture and no further funds available to borrow on this debenture. The debenture has certain non-operating covenants associated with the loan. During the fiscal year and as of September 30, 2005, the Company was in compliance with these covenants. Subsequent to the current fiscal year end of September 30, 2005 the Company negotiated an extension of the convertible debenture until May 27, 2007(See Note 9).

During July 2003, the Company issued another 6% unsecured convertible debenture for up to $750,000. The Company made a single draw for the full amount of the debenture to replenish operating funds. Interest at a rate of 6% per annum is payable in monthly installments for 26 months based on the unpaid principal balance. The debenture matures on November 27, 2005, at which time the unpaid principal amount and all accrued and unpaid interest will become due and payable in full. The debenture is convertible, at the option of the holder, into shares of the Company's common stock, with an initial conversion price of $0.50 per share. However, if the five day average closing price for the Common Stock immediately prior to each Disbursement is below the $0.50 initial conversion price, the average closing price for such period shall become the conversion price. As of September 30, 2005 the Company had borrowed $750,000, the entire amount available. The debenture has certain non-operating covenants associated with the loan. During the fiscal year and as of September 30, 2005, the Company was in compliance with these covenants. Subsequent to the current fiscal year end of September 30, 2005 the Company negotiated an extension of the convertible debenture until May 27, 2007 (See Note 9).

      During July 2004, the Company was issued a $750,000 two year unsecured loan. The loan matures on July 19, 2006 at which time the unpaid principal and all accrued and unpaid interest will become due and payable. The note calls for monthly interest payments of 7% of the outstanding principal balance beginning September 1, 2004. In connection with the loan, the Company issued 5 year warrants to purchase 1,415,094 shares of its common stock at $0.53 per share. The warrants issued were valued at $311,953 using the Black Scholes method, and have been recorded on the Company's financial statements as debt discount, and are being expensed ratably over the term of the loan. As of September 30, 2005, the unamortized portion of the debt discount was $129,890.

                                CAMINOSOFT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Annual principal payments for fiscal years 2006 and 2007, after the loan extensions described above and in Note 9, are as follows:

         Year ending September 30,
                  2006                                        $  750,000
                  2007                                         1,750,000
                  ----                                        ----------
Total                                                         $2,500,000
                                                              ==========

NOTE 5 - SHAREHOLDER'S DEFICIENCY

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

During September 2004, the Company issued 340,136 shares of stock as commitment shares as part of an equity financing. The commitment shares are part of a common stock purchase agreement which will allow the Company to draw up to $6,000,000 through daily sales of the Common Stock. The Company has agreed to register 3,680,272 shares which include the commitment shares to sell during a 30 month period. The fair value of the 340,136 issued shares was $187,075, based upon the fair value of the common stock at the date of issuance. The fair value of the shares issued in September 2004 of $187,075, and $75,000 of legal and professional fees incurred in fiscal 2005 relating the registration, have been recorded as deferred financing costs on the Company's financial statements and will be amortized against proceeds received over the term of the commitment.

During the year ended September 30, 2005, the Company issued 4,762 shares of restricted common stock for legal services rendered. The fair value of the issued shares was $2,000, this amount was recorded as legal expense on the Company's financial statements. During the year ended September 30, 2005, the Company issued 85,370 shares of restricted common stock to the named executives as bonus compensation. The fair value of the issued shares was $35,100, this amount was recorded as compensation expense on the Company's financial statements.

STOCK OPTIONS

                                CAMINOSOFT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


During the year ended September 30, 2004, the Company issued 2,476,000 options to purchase the Company's common stock at prices ranging from $0.41 to $0.63 to employees and directors under the year 2000 employee stock option plan. The Company granted no options or warrants during the fiscal year ended September 30, 2005.

The option summary and changes during the year are presented below:

                                            Weighted
                                            Average
                              Number of     Exercise
                               Shares        Price
                             ----------    ----------
Options outstanding
     At September 30, 2003    2,773,000    $     1.69

Options granted               2,476,000          0.56
Options expired                (265,000)         2.92
                             ----------    ----------

Options outstanding
     At September 30, 2004    4,984,000    $     1.07
                             ----------    ----------

Options granted                      --            --
Options expired                (380,750)         1.10
                             ----------    ----------

Options outstanding
     At September 30, 2005    4,603,250    $     1.06
                             ==========    ==========

Options exercisable
     At September 30, 2005    3,359,500    $     1.23
                             ==========    ==========

Options exercisable
     At September 30, 2004    2,739,000    $     1.46
                             ----------    ----------

The following table summarizes information about employee's stock options outstanding at September 30, 2005.

                   Outstanding                           Exercisable
              ---------------------                ---------------------
                          Weighted
                           Average
Exercise                    Life       Exercise                Exercise
 Price         Options    (Months)      Price      Options      Price
----------   ----------   ---------   ---------   ---------   ---------
$     0.41      538,000          51   $    0.41     464,500   $    0.41
      0.44      548,750          51        0.44     477,250        0.44
      0.52       85,000          51        0.52      85,000        0.52
      0.55      302,000          51        0.55     300,500        0.55
      0.56      147,000          51        0.56     147,000        0.56
      0.61      340,000          51        0.61     340,000        0.61
      0.63    1,400,000          51        0.63     350,000        0.63
      0.90       70,000          51        0.90      35,000        0.90
      0.95      310,000          51        0.95     307,750        0.95
      1.25       25,000          51        1.25      18,750        1.25
      1.30       15,000          51        1.30      11,250        1.30
      1.55      300,000          51        1.55     300,000        1.55
      3.38        2,000          51        3.38       2,000        3.38
      3.56       54,000          51        3.56      54,000        3.56
      3.87      316,500          51        3.87     316,500        3.87
      5.00      150,000          51        5.00     150,000       5. 00
----------   ----------               ---------   ---------   ---------

$0.41-$5.00   4,603,250               $    1.06   3,359,500   $    1.23
===========  ==========               =========   =========   =========

The warrant summary and changes during the year are presented below:

                                            Weighted
                                            Average
                             Number of      Exercise
                              Shares         Price
                             ----------    ----------
Warrants outstanding
     At September 30, 2003      892,000    $     1.75

Warrants granted              4,658,337          0.81
Warrants expired               (245,000)         3.56
                             ----------    ----------

Warrants outstanding
     At September 30, 2004    5,305,337    $     0.84
                             ----------    ----------

Warrants exercisable
     At September 30, 2004    5,305,337    $     0.84
                             ----------    ----------

Warrants granted                     --            --
Warrants expired               (627,000)         1.09
                             ----------    ----------

Warrants outstanding
     At September 30, 2005    4,678,337    $     0.80
                             ==========    ==========

Warrants exercisable
     At September 30, 2005    4,678,337    $     0.80
                             ==========    ==========

The following table summarizes information about warrants outstanding at September 30, 2005.


                                   Outstanding and
                                   Exercisable
                                   Weighted Average
Exercise                           Life              Exercise
 Price            Warrants         (Months)          Price
--------          ---------        ---------         ---------
  0.51               20,000              51          $    0.51
  0.53            1,415,094              46               0.53
  0.74            1,621,623              39               0.74
  1.11            1,621,620              39               1.11
------            ---------         --------         ---------

$0.51 - $1.11     4,678,337                          $    0.80
=============     =========                          =========

NOTE 6 - RELATED PARTY TRANSACTION

During the fiscal year ended September 30, 2003, the Company signed a consulting agreement with Mr. Walter Kornbluh (director), to provide consulting services to the Company reporting to the Chairman of the Board of Directors and the Chief Executive Officer. The contract is for two years beginning August 1, 2003, at a rate of $2,500 per month. During the fiscal years ended September 30, 2005 and 2004, the Company paid Mr. Kornbluh $29,450 and $30,750 in consulting fees, respectively.

                                CAMINOSOFT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the fiscal years ended September 30, 2005 and 2004, the Company paid Mr. Steven Spector, Chairman of the Board consulting fees of $19,250 and $27,500 for services rendered during the fiscal year, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases its facilities under noncancelable operating leases expiring at various dates through 2008. Future minimum rental payments required under noncancelable operating leases at September 30, 2005 are as follows:


Year Ending September 30,                Amount
-------------------------               --------

         2006                             119,258
         2007                             122,835
         2008                              41,347
         ----                           ---------

                                        $ 283,440
                                        =========

Total rent expense for the years ended September 30, 2005 and 2004 amounted to $163,667 and $153,658, respectively.

EMPLOYMENT CONTRACTS

During the fiscal year ended September 30, 2003, the Company signed a two year employment agreement with Mr. Stephen Crosson to be the Chief Executive Officer of the Company reporting to the Chairman of the Board of Directors. The contract is for two years beginning August 1, 2003, with an annual salary of $150,000 per year and the possibility of bonuses at the discretion of the Board of Directors. The agreement was amended on April 19, 2004. Mr. Crosson will receive $12,500 per month for an indeterminate period of time and will receive a bonus fee of 1% of any acquisition price or licensing fee over $1,000,000 paid to the Company. If Mr. Crosson is terminated without cause he will receive salary and benefits for up to 6 months after termination.

During the Fiscal year ended September 30, 2004, the Company entered into an at will employment agreement with Michael Skelton (C.E.O. & Director), Mr. Skelton will receive $14,000 per month salary for an indeterminate period of time. The contract may be terminated by the Company or Mr. Skelton at any time. If Mr. Skelton is terminated without cause he will receive salary and benefits for up to 6 months after termination. During the fiscal year ended September 30, 2005, the Company reimbursed Mr. Skelton $24,000 for apartment rental expense. The rental expense reimbursement expired during October 2005.

                                CAMINOSOFT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

NOTE 8 - INCOME TAXES

     The Company's net deferred tax assets consist of the following at September 30, 2005 and 2004:
                                           2005           2004
                                        -----------    -----------
Benefit of operating loss caryforward   $ 6,500,000    $ 6,241,558

Valuation allowance                      (6,500,000)    (6,241,558)
                                        -----------    -----------

Net deferred tax asset                  $        --    $        --
                                        ===========    ===========

The effective tax rate on loss before income taxes differed from the federal statutory tax rate. The following summary reconciles income taxes at the federal statutory tax rate with the actual taxes and the effective tax rate:

                                    September 30,
                                    2005     2004
                                    ----     ----
Federal statutory tax rate           (34%)    (34%)
State tax, net of federal benefit     (6%)     (6%)
Permanent differences                 (1%)     (1%)
                                    ----     ----
                                     (40%)    (40%)

Change in valuation allowance         40%      40%
                                    ----     ----
Effective tax rate                    --%      --%
                                    ----     ----

At September 30, 2005, the Company has available net operating loss carry-forwards of approximately $17,600,000 for federal income tax purposes which expire in varying amounts through 2024. The Company's ability to utilize NOL carry-forwards may be limited in the event that a change in ownership, as defined in the Internal Revenue Code, has or does occur in the future.

Deferred tax assets, before valuation allowance, as of September 30, 2005 were approximately $6,500,000 and primarily arise from the Company's net operating loss carry forwards. A valuation allowance of approximately $6,500,000 was provided because management believes that the deferred tax assets are more likely than not to be unrealized.

                                CAMINOSOFT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9 SUBSEQUENT EVENTS

Subsequent to September 30, 2005, the Company negotiated an extension of the two parts of the Convertible Debenture with a total principal balance of $1,750,000. Pursuant to a Renewal and Modification agreement dated as of October 28, 2005, the lender agreed to extend the maturity date of certain 6% Convertible Debentures in the aggregate principal amount of $1,750,000 to May 27, 2007. In consideration of such extension, the Company agreed to grant lender a five-year warrant to purchase 175,000 shares of Company Common Stock at an exercise price of $1.14 per share (subject to adjustment). The estimated value of the warrant ($166,093) will be recorded on the Company financial statements as debt discount, and will be amortized over the term of the extension.

Subsequent to September 30, 2005, the Securities and Exchange Commission declared effective a registration statement for 17,960,204 shares of the Company's common stock. Of the shares being offered, 3,680,272 shares are being offered by Fusion Capital to support a common stock purchase agreement entered into on January 31, 2005, between Fusion Capital Fund II, LLC, and the Company. Fusion Capital has agreed to purchase, on each trading day, $10,000 of our common stock up to an aggregate, under certain conditions, of $6,000,000. The remaining 14,279,932 shares are being offered by funds managed by Renaissance Capital Group. Renaissance Capital Growth & Income Fund III, Inc., for 3,842,193 shares being offered, Renaissance US Growth & Investment Trust PLC for 4,090,527 shares being offered and BFSUS Special Opportunities Trust PLC for 6,347,212 shares being offered. Since 2000, the Company has issued 8,161,143 shares of our common stock to the Renaissance Funds in private placements at varying purchase prices