Form 10QSB
period 2005-12-31
CAMINOSOFT CORP
filed 2006-02-14
CIK 907686

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

                For the quarterly period ended December 31, 2005

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

                                   YES [X] NO[_]

      Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES [_] NO[X]

Number of shares outstanding of each of the issuer's classes of common stock, as of February 10, 2006: 13,551,082 shares of common stock, no par value.

                 Transitional Small Business Disclosure Format:

                                  YES [_] NO[X]


--------------------------------------------------------------------------------

                                 CAMINOSOFT CORP

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 2005
   and September 30, 2005                                                      3

Condensed Consolidated Statements of Operations for the Three
   Months Ended December 31, 2005 and 2004                                     4

Condensed Consolidated Statements of Cash Flows for the Three
   Months Ended December 31, 2005 and 2004                                     5

Notes to the Condensed Consolidated Financial Statements                       6

Item 2. Management's Discussion and Analysis and Plan of Operation            10

Item 3. Controls and Procedures                                               20

PART II - OTHER INFORMATION                                                   21


Item 2            Unregistered Sales of Equity Securities and Use of Proceeds

Item 6            Exhibits

                  Signature

                  Exhibit 31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                     PART 1
                              FINANCIAL INFORMATION

                     Item 1. Condensed Financial Statements

                                CAMINOSOFT CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              December 31,   September 30,
                                                                                  2005           2005
                                                                             -------------   ------------
ASSETS                                                                         (Unaudited)

Current Assets:
   Cash and cash equivalents                                                 $    362,386    $    220,186
   Accounts receivable, net of allowance of $20,000 and $20,000
       respectively                                                               542,676       1,043,176
                                                                             ------------    ------------
Total Current Assets                                                              905,062       1,263,362

Property and Equipment, net of accumulated depreciation of                         33,642          36,147
     $56,270 and $50,678

Software, net of accumulated amortization of,                                     200,796         230,349
     $626,594 and $597,041
Deposits                                                                           11,282          11,282
Deferred Financing Costs                                                          262,075         262,075
                                                                             ------------    ------------
Total Assets                                                                 $  1,412,857    $  1,803,215
                                                                             ============    ============
LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current Liabilities:
   Accounts payable                                                          $     91,310    $    191,285
   Accrued liabilities                                                             85,661         116,238
   Deferred revenues                                                              648,044       1,278,290
   Notes payable, current portion, net of discount
     of $90,986 and $129,980                                                      659,014         620,020
                                                                             ------------    ------------
Total Current Liabilities                                                       1,484,029       2,205,833

   Notes payable, net of discount
     of $156,869 and $14,689                                                    1,593,131       1,735,311
   Deferred revenues                                                              525,000              --
                                                                             ------------    ------------
Total Liabilities                                                               3,602,160       3,941,144
                                                                             ------------    ------------
   Common stock, no par value; authorized 100,000,000 shares;
     issued and outstanding 13,551,082 and 13,551,082 shares, respectively     17,951,216      17,687,461
   Deferred compensation                                                          (93,593)             --

   Accumulated Deficit                                                        (20,046,926)    (19,825,390)
                                                                             ------------    ------------
Total Shareholders' Deficiency                                                 (2,189,303)     (2,137,929)
                                                                             ------------    ------------
Total Liabilities and Shareholders' Deficiency                               $  1,412,857    $  1,803,215
                                                                             ============    ============

     See accompanying notes to condensed consolidated financial statements.

                                CAMINOSOFT CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Three Months Ended
                                                                December 31,
                                                        ----------------------------
                                                            2005            2004
                                                        ------------    ------------
SALES                                                   $    470,213    $    571,750
COST OF SALES                                                 29,553          29,553
                                                        ------------    ------------
GROSS PROFIT                                                 440,660         542,197
                                                        ------------    ------------
OPERATING EXPENSES
     Sales and administrative                                440,254         616,000
     Depreciation                                              5,592           4,422
     Research & Development                                  113,749          93,360
                                                        ------------    ------------
Total Operating Expenses                                     559,595         713,782
                                                        ------------    ------------
Loss From Operations                                        (118,935)       (171,585)
                                                        ------------    ------------
OTHER INCOME (EXPENSE)
     Interest expense                                       (102,606)        (87,227)
     Interest income                                               4               2
                                                        ------------    ------------
Total Other Income (Expense)                                (102,602)        (87,225)
                                                        ------------    ------------
Net Loss                                                $   (221,537)   $   (258,810)
                                                        ============    ============
Weighted average number of common shares outstanding:
     (basic and diluted):                                 13,551,082      13,506,795
                                                        ============    ============
Net loss per common share:
   (basic and diluted)                                  $      (0.02)   $      (0.02)
                                                        ============    ============

      See accompanying notes to Condensed Consolidated Financial Statements

                                CAMINOSOFT CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Three Months Ended
                                                                                December 31,
                                                                           -----------------------
                                                                             2005          2004
                                                                           ---------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                $(221,537)   $(258,810)
     Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
          Depreciation and amortization                                       35,145       33,975
          Amortization of debt discount                                       62,907       53,680
          Deferred compensation                                                4,069
     Changes in operating assets and liabilities:
          Accounts receivable                                                500,500     (152,521)
          Accounts payable and accrued expenses                             (130,551)     (76,452)
          Deferred revenue                                                  (105,246)      78,976
                                                                           ---------    ---------
Net cash provided by (used in) generated in operating activities             145,287     (321,152)
                                                                           ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of fixed assets                                              (3,087)          --
                                                                           ---------    ---------
Net cash used in investing activities                                         (3,087)          --
                                                                           ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         142,200     (321,152)

CASH AND CASH EQUIVALENTS, beginning of period                               220,186      421,344
                                                                           ---------    ---------
CASH AND CASH EQUIVALENTS, end of period                                   $ 362,386    $ 100,192
                                                                           =========    =========
Cash paid for:
       Interest                                                            $  39,699    $  42,000
                                                                           =========    =========
       Income taxes                                                        $       0    $       0
                                                                           =========    =========

Supplemental non-cash financing and investing activities
   During the period ended December 31, 2005, the Company issued warrants valued at $166,093 for deferred financing costs
   During the period ended December 31, 2005, the Company issued options to non-employee's valued at $97,662 for deferred compensation

      See accompanying notes to Condensed Consolidated Financial Statements

                                 CAMINOSOFT CORP
              Notes to Condensed Consolidated Financial Statements
                      Three Months Ended December 31, 2005
                                   (Unaudited)

Note 1:  Basis of Presentation

      The accompanying financial statements of CaminoSoft Corp (the "Company") have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and related footnotes included in the Company's latest Annual Report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2005, and the statements of its operations and cash flows for the three month periods ended December 31, 2005 and 2004 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year.

      The accompanying financial statements include the accounts of the Company and its wholly owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

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

      Pursuant to the terms of a revised purchase agreement dated January 31, 2005, Fusion Capital Fund II, LLC has agreed to purchase from the Company up to $6,000,000 of the Company's common stock over a thirty (30) month period. Pursuant to the terms of a registration rights agreement, dated as of January 31, 2005, the Company filed a registration statement on form SB-2 with the Securities and Exchange Commission covering 3,680,272 shares which may be purchased by or which have been issued to Fusion Capital under the purchase agreement. The order declaring the registration statement effective was issued on October 5, 2005, by the Securities and Exchange Commission. Each month the Company will have the right to sell to Fusion Capital approximately $200,000 of common stock at a purchase price based upon the market price of the Company's common stock on the date of each sale without any fixed discount to the market price. At the Company's option, Fusion Capital can be required to purchase fewer or greater amounts of common stock each month. The Company has the right to control the purchase timing and the number of shares sold to Fusion Capital. The 340,136 shares of common stock previously issued to Fusion Capital in September 2004 was compensation for the purchase commitment. This offering was made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act, 1933, as amended. As of December 31, 2005, no shares have been issued under this agreement.

Note 2:  Summary of Significant Accounting Policies

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

Software

      Software capitalization is stated at cost. Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed" ("SFAS 86"), provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established. Amortization is computed on the straight-line and accelerated methods based upon the estimated useful life of the asset, primarily seven years. To date, the Company capitalized approximately $325,000 of such software development costs through December 31, 2005. The Company evaluates the net realizable value of the capitalized software based on estimated future undiscounted cash flows.

Research and Development

         Research and development costs, which consist primarily of software development costs, are expensed as incurred.

Reclassifications

         Certain amounts as previously reported have been reclassified to conform to the current year presentation.

Note 3:  Notes Payable

      During December 2002, the Company issued a 6% convertible debenture for $1,000,000. Interest at the rate of 6% per annum is payable in monthly installments for three years based on the unpaid principal balance. The full amount was borrowed during the nine months ended June 30, 2003. The debenture matured on November 27, 2005, at which time the unpaid principal amount and all accrued and unpaid interest would have become due and payable in full. The debenture is convertible, at the option of the holder, into shares of the Company's common stock, with a conversion price of $0.62 per share. As of the date of this filing, the Company had borrowed $1,000,000, the entire amount available. As part of the funding during the fiscal year ended September 30, 2003, the Company issued 5 year warrants to the lender to purchase 500,000 shares of the Company's common stock. The warrants were valued at $176,224 and recorded as debt discount, was amortized over the life of the loan. During the three months ended December 31, 2005, the Company amortized the remaining balance of $14,685.

      During July 2003, the Company issued a 6% convertible debenture for $750,000. Interest at the rate of 6% per annum is payable in monthly installments for 26 months based on the unpaid principal balance. The debenture matured on November 27, 2005, at which time the unpaid principal amount and all accrued and unpaid interest would have become due and payable in full. The debenture is convertible, at the option of the holder, into shares of the Company's common stock, with a conversion price of $0.41 per share. As of the date of this filing, the Company had borrowed $750,000, the entire amount available.

      Pursuant to a Renewal and Modification agreement dated October 28, 2005, the Company negotiated an extension of the two convertible debentures referenced above with a total principal balance of $1,750,000. The lender agreed to extend the maturity date of the two 6% Convertible Debentures dated November 27, 2002 in the aggregate principal amount of $1,750,000 to May 27, 2007. In consideration of such extension, the Company granted the lender a five-year warrant to purchase 175,000 shares of the Company's Common Stock at an exercise price of $1.14 per share (subject to adjustment). The estimated value of the warrant of $166,093 was recorded on the Company's financial statements as debt discount and is being amortized over the term of the extension. During the three months ended December 31, 2005, $9,228 of discount was amortized and included in the statement of operations.

      During July 2004, the Company received $750,000 from a two year secured loan from Renaissance Capital Group managed funds. Interest is paid at 7% in monthly installments based on the outstanding principal balance. As part of the funding, the Company issued five year warrants to purchase an aggregate of 1,415,094 shares of Common Stock at an exercise price of $0.53 per share. The estimated value of the warrant of $311,953 was recorded on the Company's financial statements as debt discount and is being amortized over the life of the loan. During the three months ended December 31, 2005, $38,994 of discount was amortized and included in the statement of operations.

Note 4:  Stock Based Compensation

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

      During the three months ended December 31, 2005, the Company issued 259,000 options to employees as part of the employee stock option plan, and 119,000 options valued at $97,662 was issued to non-employees.

      The stock option summary and changes during the three months are presented below.

                                               Weighted
                                                Average
                                 Number of     Exercise
                                   Shares       Price
                                 ----------    --------
Options outstanding
         At September 30, 2005    4,603,250    $   1.06

Options granted                     378,000        1.14
Options expired                     (81,750)        .61
                                 ----------    --------

Options outstanding
         At December 31, 2005     4,899,500    $    .93
                                 ==========    ========

Options exercisable
         At December 31, 2005     3,315,250    $    .81
                                 ==========    ========

The following table summarizes information about employee's stock options outstanding at December 31, 2005.

                  Outstanding                    Exercisable
             ---------------------               -----------
                  Weighted Average               Weighted Average
                  ----------------               ----------------
Exercise                   Life      Exercise                Exercise
  Price       Options    (Months)     Price       Options      Price
---------    ---------   ---------   ---------   ---------   ---------

$    0.41      538,000          48   $    0.41     464,500   $    0.41
     0.44      473,000          48        0.44     439,000        0.44
     0.52       85,000          48        0.52      85,000        0.52
     0.55      302,000          48        0.55     300,500        0.55
     0.56      146,000          48        0.56     146,000        0.56
     0.61      340,000          48        0.61     340,000        0.61
     0.63    1,400,000          48        0.63     350,000        0.63
     0.90       70,000          48        0.90      35,000        0.90
     0.95      309,000          48        0.95     306,750        0.95
     1.14      378,000          48        1.14          --          --
     1.25       25,000          48        1.25      18,750        1.25
     1.30       15,000          48        1.30      11,250        1.30
     1.55      300,000          48        1.55     300,000        1.55
     3.38        2,000          48        3.38       2,000        3.38
     3.56       52,000          48        3.56      52,000        3.56
     3.87      314,500          48        3.87     314,500        3.87
     5.00      150,000          48        5.00     150,000        5.00
---------    ---------               ---------   ---------   ---------
$0.41-$5.00  4,899,500               $    0.93   3,315,250   $    0.81
===========  =========               =========   =========   =========

      The warrant summary and changes during the three months are presented below:

                                       Weighted
                                        Average
                           Number of   Exercise
                             Shares     Price
                           ---------   --------
Warrants outstanding
   at September 30, 2005   4,678,337   $   0.80

Warrants granted             175,000   $   1.14
Warrants expired                  --         --
                           ---------   --------

Warrants outstanding
   at December 31, 2005    4,853,337   $   0.82
                           =========   ========

Warrants exercisable
   at December 31, 2005    4,853,337   $   0.82
                           =========   ========

The following table summarizes information about warrants outstanding at December 31, 2005.

                   Outstanding                    Exercisable
              ---------------------               -----------
                   Weighted Average               Weighted Average
                   ----------------               ----------------
Exercise                    Life      Exercise                Exercise
  Price        Options    (Months)     Price       Options      Price
---------     ---------   ---------   ---------   ---------   ---------
$    0.51        20,000          18   $    0.51      20,000   $    0.51
     0.53     1,415,094          43        0.53   1,415,094        0.53
     0.74     1,621,623          36        0.74   1,621,623        0.74
     1.11     1,621,620          36        1.11   1,621,620        1.11
     1.14       175,000          58        1.14     175,000        1.14
---------     ---------   ---------   ---------   ---------   ---------
$0.51-$1.14   4,853,337          --   $    0.82   4,853,337   $    0.82
===========   =========   =========   =========   =========   =========

      All stock options and warrants issued to employees and others have an exercise price not less than the fair market value of the Company's common stock on the date of the grant, and in accordance with accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for the stock-based compensation been determined based on the fair value of the grant dates consistent with the method of SFAS 123, the Company's net income (loss) and income (loss) per share for the three and nine months ended December 31, 2005 and 2004 would have been increased to the pro forma amounts presented.

                                               Three - Months
                                            2005           2004
                                          ---------    -----------

Net loss, as reported                     $(221,537)   $  (258,810)
Add: Stock-based employee
compensation expense included
in reported net loss                             --             --

Deduct: Total stock-based
employee compensation expense
determined under fair value based
method for all awards                        (8,859)            --
                                          ---------    -----------
Net income (loss), pro forma              $(230,396)   $  (258,810)
                                          =========    ===========

Basic and diluted net profit (loss) per
Common share, as reported                 $    (.02)   $      (.02)

Pro forma                                 $    (.02)   $      (.02)

Earnings Per Share Disclosure

      For the three months ended December 31, 2005 and 2004, 3,446,099 and 3,446,099 shares on a converted basis, respectively, of convertible debt were not included in the computation of diluted EPS, and 3,315,250 and 2,739,750 shares, respectively, related to stock options exercisable were not included in the computation of diluted EPS, and 4,853,337 and 5,275,337 shares, respectively, related to warrants exercisable were not included in the computation of diluted EPS as the average market price of the Company's common stock did not exceed the weighted average exercise price of such options, or because to do so would have been antidilutive.

Item 2. Management's Discussion and Analysis and Plan of Operation.

FORWARD-LOOKING STATEMENTS

      In addition to historical information, this Quarterly Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this section. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005, the Quarterly Reports on Form 10-QSB filed by the Company and any Current Reports on Form 8-K by the Company.

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

      o We review our long-lived assets, which include property and equipment and capitalized software, for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than its carrying value, we record a write-down to reduce that asset to its estimated fair value. The fair value is determined based on discounted cash flows or appraised values depending on the nature of the asset.
      o Research and development costs, which consist primarily of software development costs, are expensed as incurred. Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed" ("SFAS 86"), provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established. As of December 31, 2005, the Company has capitalized approximately $325,000 of such software development costs. The Company expects to continue research and development projects into the future along with additional capitalized development as projects reach proof of concept stages of development. The current net balance of capitalized software is approximately $201,000. In the current fiscal year the Company has not capitalized any new software development. Software capitalization is stated at cost. Amortization is computed on the straight-line and accelerated methods based upon the estimated useful life of the asset, primarily seven years. During the current quarter the Company had approximately $113,750 in R & D expense compared to approximately $93,000 in the prior year three month period. The Company will continue the R & D program into the future as new products are developed and integrated into our data management suite of solutions.
      o Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. We enter into certain arrangements where we are obligated to deliver multiple products and/or services (multiple elements). In these transactions, we allocate the total revenue among the elements based on the sales price of each element when sold separately (vendor-specific objective evidence).

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

      In February 2004, the Company completed integration of the Managed Server HSM software with EMC Corporations Centera and Centera Compliance edition content addressable storage. The Company also entered into EMC Corporations Centera Partner Program. The Company's Managed Server HSM, Centera Proven Edition enables customers to better manage utilization of storage resources throughout the enterprise. The Company's Managed Server Centera Proven Edition package combines innovative data management and storage scalability which are requirements that are increasing in the markets the Company serves. Also in February 2004, the Company released "Managed Client HSM(TM)" for Windows XP. The new product provides the ability to automatically migrate, recall, and delete files based on age and activity criteria, supporting standard Windows XP infrastructures including wireless communications. "Managed Client HSM(TM)" adds another dimension of scalability and affordability to the Company's ILM suite of products and solutions. "Managed Client HSM(TM)" provides the same type of automated data movement and management as the managed server products while running on workstations or home user pc's or lap tops. It allows IT administrators to now protect user information that was stored on the workstation in the enterprise IT storage environment for back up and replication.

      In May 2004, we joined Hewlett Packard's Information Lifecycle Management Partner Program. Our Managed Server HSM software provides a solution for automatically handling reference file dispersal and retention based on a consistent set of administrative management policies. By combining our software with HP Storage Works solutions and services portfolio, organizations may simplify and better control the provisioning and utilization of their data storage resources.

      On June 30, 2005 the Company signed a software licensing and distribution agreement with ComputerAssociates International, Inc. ("CA"). The Company has provided Windows HSM, both server and client editions along with the Library Edition private labeled for CA's distribution. The Company received a non refundable $250,000 payment in July 2005 and delivered the CA branded versions of the products during the fourth quarter of the prior fiscal year for distribution by CA as part of the BrightStor product line. Pursuant to the agreement CA made a $500,000 royalty prepayment during October 2005 of the current quarter, a second prepayment of royalties is due on June 30, 2006, the anniversary date of the contract. The Company will receive quarterly royalty payments for CA sales of the licensed products. The agreement is three years automatically renewable in one year increments.

      In July 2005, the Company certified its suite of HSM products for use with the nStor line of SATA based storage hardware. nStor's hardware products are now certified to work with the Company's suite of storage management products to provide Information Lifecycle Management storage hardware and software solutions.

      In July 2005, the Company received "Ready for IBM Tivoli Software" certification for the HSM suite of data management products for use with IBM Tivoli storage infrastructures. The Company is currently distributing Managed Server HSM Tivoli Edition for use in IBM Tivoli back up and storage environments. On January 10, 2006, the Company announced that its suite of Information Lifecycle Management Software had been enhanced to operate with IBM's System Storage DR550. The Company's Managed Server HSM software operates with IM System Storage Archive Manager, used to help manage and enforce data retention policies for the IBM System Storage DR550.The IBM System Storage DR550 is IBM's next-generation data retention offering, which delivers a central point of control for both regulated data and non-regulated data.

      In August 2005, the Company completed a second round of formal certification with EMC Centera compliance and non-compliance storage devices for our Managed Server HSM products. The Company tested its software products with a third party testing firm and was awarded "Centera Proven Edition" status for our HSM products. This EMC certification signifies to storage clients and prospects that our software is certified and approved for use with EMC Centera data storage devices.

      The Company's software provides products and integrated solutions for addressing the increasing need for sophisticated management of data. Today IT departments face a variety of challenges with some of the most critical relating to data storage and management. Two of these challenges are (1) reducing the total cost of ownership of data storage by better leveraging IT resources, both hardware and people, and (2) increasing productivity by enabling better access to information, thereby making quicker and faster decisions. Our software virtualizes pools of stored data both to the end-user transparently and to the IT administrator while integrating with most operating systems and applications. CaminoSoft can reduce the back-up window, lower the overall cost of storage and enhance the value of information across the organization. Our strategy is built on the benefits our technology brings, our expanding distribution channel, and our ability to execute. As part of our current strategy:

o We intend to continue to expand and leverage our base of partners (OEMs, distributors, and value-added resellers, or VAR's) to sell additional products to end users. We intend to enhance our international presence and partner base as we internationalize, localize and bring to market existing and new products. We intend to focus on systems integrators and other strategic partners to open new avenues of distribution for our products and solutions.
o We intend to focus and expand on our core strengths in today's soft economic environment. IT spending is tight and customers require products and solutions with attractive price points and demonstrable value. We can leverage success in one department or work group to demonstrate the value of our storage management solution, then use the success in that area to expand to other departments, workgroups or the enterprise. We believe our cost effective data management solutions can then be repeated in other areas of the organization for other types of information and compliance requirements.
o We intend to leverage our position as a provider of email storage and management solutions to grow in the messaging market. Managed Server combined with Novell GroupWise email archiving systems provides extended storage functions for these GroupWise email systems. This combination was our first step to capitalize on this growing market for automated data storage management for Novell GroupWise email systems. We intend to utilize this same approach with other platforms and partners focused on providing automated data management for users of other email messaging systems such as Microsoft Exchange and Lotus Notes. We believe this vertical partner approach will broaden the adoption of our solutions in the electronic collaboration market, allowing our partners to remain focused on their core strengths in the markets they serve.
o Europe, the Middle East, Africa, Japan and Asia represent active markets for expansion, with Europe representing the first market outside North America the Company is focused on. We intend to continue to internationalize and localize our products and solutions to penetrate this marketplace. Currently, the Company is adding resources for EMEA operations, who will be based in the UK to support our European distribution partners.

      Three-Month Periods Ended December 31, 2005 and December 31, 2004.

      Sales during the current quarter decreased by approximately $101,500 or 18% as compared to the quarter ended December 31, 2004 as a result of decreased revenues from large enterprise deals. The Company is continuing its focus on distribution partners and integrated sales which have created a pipeline of large enterprise deals which have longer sales cycles. A number of large sales were delayed into the second quarter of the fiscal year for a variety of reasons including budget availability, client technical resource availability and partner product integration delays. Our sales team believes as we continue the transition to supporting more enterprise size deals with our partners, our ability to project time to close deals will improve. Many of these sales include multiple partners and products which can create additional testing and integration also creating a greater dependency on others to close deals. Deferred revenue for sales of annual service contracts increased as compared to the balance at December 31, 2004 by approximately $844,000 due to the sale of service contracts with products and solutions and pre-payment of royalties by CA for OEM licensed products. The current deferred revenue balance is approximately $1,173,000 as of December 31, 2005.

      Approximately $648,000 of the deferred revenue will be recognized as revenue during the next twelve month period. The remaining balance of approximately $525,000 in deferred revenue was generated from prepaid royalties and will be taken into revenue ratably over the next four years. The Company's HSM products represented approximately 76% or $359,000 of the new product and support sale revenue for the current 3 month period with the high availability products representing approximately 22% or $101,000 of the current quarter's revenue. Over 56% of the revenue from the high availability products resulted from renewal and recognition of annual service contract revenue during the quarter. Revenue recognized from annual service contracts in total represented approximately $163,000 or 35% of the total revenue for the current quarter. The service revenue is taken ratably over the term of the service contracts. During the current quarter, the Company continued to concentrate on selling and developing the sales infrastructure to support the sales forces of O.E.M. partners and integrators who distribute the Company's solutions.

      Cost of sales for the current quarter was substantially the same as the quarter ended December 31, 2004. The cost of sales of approximately $29,500 for each quarter respectively results from amortization of capitalized software development expense. Cost of sales can include third party software and hardware expense for sales of integrated systems including the Company's software solutions pre-loaded on storage hardware. There were no sales of hardware and no related hardware cost of sales expense during the current and comparable quarter. The amortization of capitalized software has stabilized with no additional software capitalization during the prior twelve months. Software development amortization is the largest component of the cost of sales currently. Gross profit decreased in the current quarter as compared to December 31, 2004 by approximately $101,500 or 19% due to an decrease in sales of the Company's core HSM technology and the related annual service contracts during the current quarter.

      Selling and administrative expenses decreased by approximately $176,000 or 29% as compared to the quarter ended December 31, 2004. Selling and administrative expenses remained consistent during the prior 12 month period, with only a slight decrease relating to the Company's overhead expense reduction efforts. The current quarter decrease as compared to the quarter ended December 31, 2004 was due to an increase in non recurring expenses during the prior year quarter, which related to financing and the filing of a registration statement during the fiscal year ended September 30, 2005.

      Depreciation and amortization increased approximately $1,200 as compared to the quarter ended December 31, 2004 due to additions of capitalized office and test equipment during the prior twelve month period.

      Research and development expense for the current quarter increased by approximately $20,000 or 22% as compared to the quarter ended December 31, 2004. Research and development expense will fluctuate up or down depending on the status and completion of projects. During the prior twelve month period, the Company added developers which resulted in an increase in research and development expense. During the current quarter, no development expense was capitalized under SFAS 86 for software development.

      The Company had a net operating loss for the current three-month period of approximately $119,000 as compared to an operating loss of approximately $172,000 for the three months ended December 31, 2004. This decrease in operating loss of approximately $53,000 is a result of the Company's decrease in operating expenses during the current quarter of approximately $154,000 or 22%, with cost of sales remaining consistent with the comparable quarter.

      During the current quarter, the Company had net interest expense of approximately $103,000 as compared to approximately $87,000 in net interest expense during the prior year's quarter. The increase in interest expense is a result of monthly interest charges based on current loan payable balances and warrant expense relating to an extension of the convertible debenture maturity date. Currently the Company has a principal balance of $1,750,000 on a convertible debenture from Renaissance Capital Group, with 6% interest paid monthly. Included in current interest expense is the amortization of debt discount for warrants granted as part of the convertible debenture referenced above. The Company also has a principal balance of $750,000, in connection with a two year loan from Renaissance Capital Group. Interest expense also includes monthly 7% interest based on the principal balance for the term of the loan, which matures July 19, 2006. Cash interest for the current quarter of approximately $40,000 represented approximately 39% to the total interest expense for the quarter.

LIQUIDITY AND CAPITAL RESOURCES

      Cash balance for the quarter ended December 31, 2005 of approximately $362,000 showed an increase of approximately $142,000 or 65% as compared to the cash balance at year end September 30, 2005. The increase in cash was due to a prepayment of royalties from CA during the quarter of $500,000. The Company is amortizing the prepayment over the term of the agreement with CA.

      During July 2004, the Company received $750,000 from a two year secured loan from Renaissance Capital Group managed funds. Interest is being paid at 7% in monthly installments based on the outstanding principal balance. As part of the funding, the Company issued five year warrants to purchase an aggregate of 1,415,094 shares of Common Stock at an exercise price of $0.53 per share.

      During September 2004, the Company issued 340,136 shares of common stock to Fusion Capital Partners, LLC. as commitment shares in conjunction with a stock purchase agreement with Fusion Capital Fund II, LLC pursuant to which Fusion Capital agreed to purchase on each trading day during the term of the agreement $10,000 of our common stock up to an aggregate of $6,000,000. The $6,000,000 of common stock is to be purchased over a 30-month period, subject to a three month extension or earlier termination at the Company's discretion. The purchase price of the shares of common stock will be equal to a price based upon the future market price of the common stock without any fixed discount to the market price. Fusion Capital does not have the right or the obligation to purchase shares of the Company's common stock in the event that the market price of the common stock is less than $0.25 per share. Fusion's obligations under the stock purchase agreement are conditioned on the Company having an effective registration statement covering the resale of the shares issued to Fusion Capital. As of the date of this filing the registration statement has been declared effective and the common stock purchase agreement will be completed and effective by calendar year end adding a very important financing resource for the Company. The Company has the right to utilize this financing on an as needed basis for funding of operations.

      During the current quarter, the Company negotiated an extension of the two parts of the convertible debenture with a total principal balance of $1,750,000. Pursuant to a Renewal and Modification agreement dated October 28, 2005, the lender agreed to extend the maturity date of the two 6% Convertible Debentures dated November 27, 2002 in the aggregate principal amount of $1,750,000 to May 27, 2007. In consideration of such extension, the Company agreed to grant to the lender a five-year warrant to purchase 175,000 shares of Company Common Stock at an exercise price of $1.14 per share (subject to adjustment). The estimated value of the warrant ($166,093) was recorded on the Company financial statements as debt discount and will be amortized over the term of the extension.

      If the Company's revenue projections for 2006 are not met, the operating plan calls for expense reductions in all non-technical and sales related functions. Without a continued increase in revenues during fiscal year 2006, the Company will reduce expenses to compensate for lack of continued revenue growth. No assurances can be given that the Company will continue to achieve increased revenues or achieve profitability in 2006. The Company may require additional financing in order to expand its business and continue operations. Our working capital requirements in the foreseeable future will depend on a variety of factors including our ability to implement our sales and marketing plan. There can be no assurance that we will be able to successfully negotiate or obtain additional financing or the terms thereof. Our ability to obtain additional capital will be dependent on the implementation of our business plan, market conditions, the national economy and other factors outside our control. If adequate funds are not available or are not available at acceptable terms, our ability to finance our expansion, develop or enhance services or products or respond to competitive pressures would be significantly limited. The failure to secure necessary financing will have a material adverse effect on our business, prospects, financial condition and results of operations. Management believes the Common Stock Purchase Agreement now in place with Fusion Capital Partners, LLC will assist the Company in obtaining additional funding as needed for continued operations into the foreseeable future.

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

      We have yet to establish any history of profitable operations. During the year ended September 30, 2005 we incurred an operating loss of $507,708. During the quarter ended December 31, 2005 we incurred an operating loss of $221,537. As a result, at December 31, 2005, we had an accumulated deficit of $20,046,926. Our revenues have not been sufficient to sustain our operations. Our profitability will require the successful commercialization of products, solutions and services. No assurances can be given as to if or when this will occur or that we will ever be profitable.

We will require additional financing to sustain our operations and without it we will not be able to continue operations.

      At September 30, 2005 we had a cash balance of $220,186 as compared to a cash balance of approximately $362,000 at December 31, 2005. We will require additional financing in order to expand our business and continue operations. Our working capital requirements in the foreseeable future will depend on a variety of factors including our ability to implement our sales and marketing plan. There can be no assurance that we will be able to successfully negotiate or obtain additional financing or the terms thereof. Our ability to obtain additional capital will be dependent on the implementation of our business plan, market conditions, the national economy and other factors outside our control. If adequate funds are not available or are not available at acceptable terms, our ability to finance our expansion, develop or enhance services or products or respond to competitive pressures would be significantly limited.

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

                  As of December 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed in the reports the Company files and submits under the exchange act is recorded, processed, summarized, and reported as and when required.

            (b)   Changes in Internal Controls

                  There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls during the quarter ended December 31, 2005.

                                     PART II

                                OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

      During the current quarter, the Company negotiated an extension of the two parts of the convertible debenture with a total principal balance of $1,750,000. Pursuant to a Renewal and Modification agreement dated October 28, 2005, the lender agreed to extend the maturity date of the two 6% Convertible Debentures dated November 27, 2002 in the aggregate principal amount of $1,750,000 to May 27, 2007. In consideration of such extension, the Company agreed to grant to the lender a five-year warrant to purchase 175,000 shares of Company Common Stock at an exercise price of $1.14 per share (subject to adjustment). The estimated value of the warrant ($166,093) was recorded on the Company financial statements as debt discount and will be amortized over the term of the extension.

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

                                 CAMINOSOFT CORP


Date:  February 12, 2006                /s/ Stephen Crosson
                                        ----------------------------------------
                                        Stephen Crosson, Chief Financial Officer


                                        /s/ Michael Skelton
                                        ----------------------------------------
                                        Michael Skelton, Chief Executive Officer