Form 10QSB
period 2006-03-31
CAMINOSOFT CORP
filed 2006-05-17
CIK 907686

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
______________

FORM 10-QSB
__________

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

YES  ☒  NO  ☐

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act)
YES  ☐  NO ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of May 1, 2006: 14,248,756 shares of common stock, no par value.

Transitional Small Business Disclosure Format:

YES  ☐  NO  ☒

CAMINOSOFT CORP
INDEX

PAGE

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2006 and September 30, 2005	3
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2006 and 2005 (Unaudited)	4
Condensed Consolidated Statement of Operations for the Six Months Ended March 31, 2006 and 2005 (Unaudited)	5
Condensed Consolidated Statement of Shareholders Deficiency for the Six Months Ended March 31, 2006 (Unaudited)	6
Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2006 and 2005 (Unaudited)	7

Notes to the Condensed Consolidated Financial Statements (Unaudited)	8
Item 2. Management’s Discussion and Analysis and Plan of Operation	13
Item 3. Controls and Procedures	24
PART II - OTHER INFORMATION	25
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

Item 6 Exhibits

Signature

Exhibit 31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART 1
FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

CAMINOSOFT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2006	2005
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$553,986	$220,186
Accounts receivable, net of allowance of $20,000 and $20,000
respectively	731,608	1,043,176

Total Current Assets	1,285,594	1,263,362

Property and Equipment, net of accumulated depreciation of	27,775	36,147
$62,137 and $50,678

Software, net of accumulated amortization of,	171,243	230,349
$656,147 and $597,041

Deposits	9,582	11,282

Deferred Financing Costs	262,075	262,075

Total Assets	$1,756,269	$1,803,215

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable	$96,697	$191,285
Accrued liabilities	74,372	116,238
Deferred revenues	662,197	1,278,290
Notes payable, current portion, net of discount
of $0 and $129,980	—	620,020

Total Current Liabilities	833,266	2,205,833

Notes payable, net of discount
of $258,840 and $14,689	2,241,160	1,735,311
Deferred revenues	487,500	—

Total Liabilities	3,561,926	3,941,144

Common stock, no par value; authorized 100,000,000 shares;
issued and outstanding 14,248,756 and 13,551,082 shares, respectively	18,666,264	17,687,461
Deferred compensation	(89,663)	-

Accumulated Deficit	(20,382,258)	(19,825,390)

Total Shareholders' Deficiency	(1,805,657)	(2,137,929)

Total Liabilities and Shareholders' Deficiency	$1,756,269	$1,803,215

See accompanying notes to Condensed Consolidated Financial Statements

CAMINOSOFT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005

SALES	$520,010	$627,961

COST OF SALES	40,896	47,800

GROSS PROFIT	479,114	580,161

OPERATING EXPENSES
Sales and administrative	601,639	611,350
Depreciation	5,867	4,422
Research & Development	101,430	133,210

Total Operating Expenses	708,936	748,982

Loss From Operations	(229,822)	(168,821)

OTHER INCOME (EXPENSE)
Interest expense	(105,514)	(39,139)
Interest income	4	6

Total Other Income (Expense)	(105,510)	(39,133)

Net Loss	($335,332)	($207,954)

Weighted average number of common shares outstanding:
(basic and diluted):	13,853,407	13,462,750

Net loss per common share:
(basic and diluted)	($0.02)	($0.02)

See accompanying notes to Condensed Consolidated Financial Statements

CAMINOSOFT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Six Months Ended
	March 31,
	2006	2005

SALES	$990,224	$1,199,711

COST OF SALES	70,449	77,353

GROSS PROFIT	919,775	1,122,358

OPERATING EXPENSES
Sales and administrative	1,041,893	1,281,028
Depreciation	11,459	8,844
Research & Development	215,179	226,570

Total Operating Expenses	1,268,531	1,516,442

Loss From Operations	(348,756)	(394,084)

OTHER INCOME (EXPENSE)
Interest expense	(208,119)	(72,687)
Interest income	7	7

Total Other Income (Expense)	(208,112)	(72,680)

Net Loss	($556,868)	($466,764)

Weighted average number of common shares outstanding:
(basic and diluted):	13,700,584	13,462,750

Net loss per common share:
(basic and diluted)	($0.04)	($0.03)

See accompanying notes to Condensed Consolidated Financial Statements

CAMINOSOFT CORP.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS DEFICIENCY
(Unaudited)

Common Stock		Deferred	Accumulated
Shares	Amount	Compensation	Deficit	Total

Balance at October 1, 2005	13,551,082	$17,687,461		($19,825,390)	($2,137,929)

Warrant issued for debenture financing extension		166,093			166,093

Fair value of options issued to consultants		97,662	(97,662)

Amortization of fair value of options issued to consultants			7,999		7,999

Fair value of options issued to employees		37,385			37,385

Private placement common stock	697,674	600,000			600,000

Warrant issued for loan extension		77,663			77,663

Net loss for the six months ended March 31, 2006				(556,868)	(556,868)

Balance at March 31, 2006	14,248,756	$18,666,264	($89,663)	($20,382,258)	($1,805,657)

See accompanying notes to Condensed Consolidated Financial Statements

CAMINOSOFT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
	March 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	($556,868)	($466,764)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	70,565	67,950
Fair value of common stock options issued to employees	37,385
Amortization of debt discount	129,585	107,358
Amortization of deferred compensation	7,999
Changes in operating assets and liabilities:
Accounts receivable	311,568	(133,987)
Prepaid expense	1,700	(75,000)
Accounts payable and accrued liabilities	(136,454)	43,456
Deferred revenue	(128,593)	148,785
Net cash provided by (used in) generated in operating activities	(263,113)	(308,202)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	(3,087)	(7,550)

Net cash used in investing activities	(3,087)	(7,550)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing on note payable	—	125,000
Proceeds from the issuance of common stock	600,000	—

Net cash provided by financing activities	600,000	125,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	333,800	(190,752)

CASH AND CASH EQUIVALENTS, beginning of period	220,186	421,344

CASH AND CASH EQUIVALENTS, end of period	$553,986	$230,592

Cash paid for:
Interest	$38,836	$0
Income taxes	$1,600	$0

Supplemental non-cash financing and investing activities
During the period ended March 31, 2006, the Company issued warrants valued at
$243,756 for deferred financing costs, which has been accounted for as discount to long term debt

See accompanying notes to Condensed Consolidated Financial Statements

CAMINOSOFT CORP
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2006
(Unaudited)

Note 1: Basis of Presentation

The accompanying financial statements of CaminoSoft Corp (the “Company”) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and related footnotes included in the Company’s latest Annual Report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2006, and the statements of its operations for the three month and six month periods ended March 31, 2006 and 2005 and statements of cash flows for the six month periods ended March 31, 2006 and 2005 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year.

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

Need for additional financing

  The Company will require additional financing in order to expand its business. The Company’s working capital requirements in the foreseeable future will depend on a variety of factors including its ability to implement the Company’s sales and marketing plan. The Company’s ability to obtain additional capital will be dependent on the implementation of its business plan, market conditions, the national economy and other factors outside its control.

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

On February 21, 2006 the Company issued to BFS US Special Opportunities Trust PLC and Renaissance US Growth & Income Trust PLC an aggregate of 697,674 shares of common stock at a price of $0.86 per share in a private placement for $600,000.

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

Concentrations

    As of March 31, 2006, 47% of accounts receivable were due from two customers.

        The Company's cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $100,000.  The Company may be exposed to to risks for the amounts of funds held in one bank in excess of the insurance limit.  In assessing the risk, the Company's policy is to maintain cash balances with high quality financial institutions.

Software

Software capitalization is stated at cost. Statement of Financial Accounting Standards No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS 86”), provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established. Amortization is computed on the straight-line and accelerated methods based upon the estimated useful life of the asset, primarily seven years. To date, the Company capitalized approximately $325,000 of such software development costs of which $171,243 remains unamortized at March 31, 2006. The Company evaluates the net realizable value of the capitalized software based on estimated future undiscounted cash flows.

Research and Development

Research and development costs, which consist primarily of software development costs, are expensed as incurred.

Note 3: Notes Payable

During December 2002, the Company issued a 6% convertible debenture for $1,000,000. Interest at the rate of 6% per annum is payable in monthly installments for three years based on the unpaid principal balance. The full amount was borrowed during the nine months ended June 30, 2003. The debenture matured on November 27, 2005, at which time the unpaid principal amount and all accrued and unpaid interest would have become due and payable in full. The debenture is convertible, at the option of the holder, into shares of the Company’s common stock, with a conversion price of $0.62 per share. As of the date of this filing, the Company had borrowed $1,000,000, the entire amount available. As part of the funding during the fiscal year ended September 30, 2003, the Company issued 5 year warrants to the lender to purchase 500,000 shares of the Company’s common stock. The warrants were valued at $176,224 and recorded as debt discount, and are being amortized over the life of the loan. During the six months ended March 31, 2006, $14,685 of discount was amortized and included in the statement of operations.

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

Pursuant to a Renewal and Modification agreement dated October 28, 2005, the Company negotiated an extension of the two convertible debentures referenced above with a total principal balance of $1,750,000. The lender agreed to extend the maturity date of the two 6% Convertible Debentures dated November 27, 2002 in the aggregate principal amount of $1,750,000 to May 27, 2007. In consideration of such extension, the Company granted the lender a five-year warrant to purchase 175,000 shares of the Company’s Common Stock at an exercise price of $1.14 per share (subject to adjustment). The estimated value of the warrant of $166,093 was recorded on the Company’s financial statements as debt discount and is being amortized over the term of the extension. During the six months ended March 31, 2006, $36,912 of discount was amortized and included in the statement of operations.

During July 2004, the Company received $750,000 from a two year secured loan from Renaissance Capital Group managed funds. Interest is paid at 7% in monthly installments based on the outstanding principal balance. As part of the funding, the Company issued five year warrants to purchase an aggregate of 1,415,094 shares of Common Stock at an exercise price of $0.53 per share. The estimated value of the warrant of $311,953 was recorded on the Company’s financial statements as debt discount and is being amortized over the life of the loan. During the six months ended March 31, 2006, $77,988 of discount was amortized and included in the statement of operations.

During February 2006, the Company issued to the Renaissance Capital Group managed funds an aggregate of 150,000 warrants to purchase the Company’s common stock at $0.86 per share in consideration of an agreement to extend the $750,000 loan payable maturity date for an additional 18 months. The new maturity date for the notes will be January 19, 2008. The Company will continue to pay 7% interest on a monthly basis based on the current outstanding principal balance of $750,000. The estimated value of the warrants of $77,663 was recorded on the Company’s financial statements as debt discount and will be amortized over the term of the extension.

Note 4: Stock Based Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), established a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. SFAS No. 123 was amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, which required companies to disclose in interim financial statements the pro forma effect on net income (loss) and net income (loss) per common share of the estimated fair market value of stock options or warrants issued to employees. Through December 31, 2005, the Company accounted for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), with pro forma disclosures of net income (loss) as if the fair value method had been applied. Accordingly, compensation cost for stock options was measured as the excess, if any, of the fair market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.

As the exercise price of stock options and warrants issued to employees was not less than the fair market value of the Company’s common stock on the date of grant, and in accordance with the accounting for such options utilizing the intrinsic value method, there was no related compensation expense recorded in the Company’s prior consolidated financial statements. The fair value of stock options and warrants issued to officers, directors and employees at not less than fair market value of the Company’s common stock on the date of grant was estimated using the Black-Scholes option-pricing model, and the effect on the Company’s results of operations was shown in a footnote as if such stock options and warrants had been accounted for pursuant to SFAS No. 123.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123R”), a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123R, superseded APB No. 25 and amended SFAS No. 95, “Statement of Cash Flows”. Effective January 1, 2006 SFAS No. 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards, with the cost to be recognized as compensation expense in the Company’s financial statements over the vesting period of the awards.

Accordingly, the Company will recognize compensation cost for equity-based compensation for all new or modified grants issued after December 31, 2005. In addition, commencing January 1, 2006, the Company is required to recognize the unvested portion of the grant date fair value of awards issued prior to adoption of SFAS No. 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants.

The Company adopted SFAS No. 123R effective January 1, 2006, and is using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.

During the six months ended March 31, 2006, the Company issued 259,000 options to employees as part of the employee stock option plan, and 119,000 options valued at $97,662 was issued to non-employees.

The stock option summary and changes during the three months are presented below.

	Number of Shares	Weighted Average Exercise Price

Options outstanding
At September 30, 2005	4,603,250	$1.06

Options granted	378,000	1.14
Options expired	(81,750)	.61

Options outstanding
At March 31, 2006	4,899,500	$.93

Options exercisable
At March 31, 2006	3,332,750	$.81

The following table summarizes information about employee’s stock options outstanding at March 31, 2006.

	Outstanding Weighted Average			Exercisable Weighted Average
Exercise Price	Options	Life (Months)	Exercise Price	Options	Exercise Price

$0.41	538,000	45	$0.41	464,500	$0.41
0.44	473,000	45	0.44	439,000	0.44
0.52	85,000	45	0.52	85,000	0.52
0.55	302,000	45	0.55	300,500	0.55
0.56	146,000	45	0.56	146,000	0.56
0.61	340,000	45	0.61	340,000	0.61
0.63	1,400,000	45	0.63	350,000	0.63
0.90	70,000	45	0.90	52,500	0.90
0.95	309,000	45	0.95	306,750	0.95
1.14	378,000	45	1.14	—	—
1.25	25,000	45	1.25	18,750	1.25
1.30	15,000	45	1.30	11,250	1.30
1.55	300,000	45	1.55	300,000	1.55
3.38	2,000	45	3.38	2,000	3.38
3.56	52,000	45	3.56	52,000	3.56
3.87	314,500	45	3.87	314,500	3.87
5.00	150,000	45	5.00	150,000	5.00

$0.41-$5.00	4,899,500		$0.93	3,332,750	$0.81

The warrant summary and changes during the three months are presented below:

	Number of Shares	Weighted Average Exercise Price

Warrants outstanding at September 30, 2005	4,678,337	$0.80

Warrants granted	325,000	$1.01
Warrants expired	—	—

Warrants outstanding at March 31, 2006	5,003,337	$0.82

Warrants exercisable at March 31, 2006	5,003,337	$0.82

The following table summarizes information about warrants outstanding at March 31, 2006.

	Outstanding Weighted Average			Exercisable Weighted Average
Exercise Price	Warrants	Life (Months)	Exercise Price	Warrants	Exercise Price

$0.51	20,000	15	$0.51	20,000	$0.51
0.53	1,415,094	40	0.53	1,415,094	0.53
0.74	1,621,623	33	0.74	1,621,623	0.74
0.86	150,000	59	0.86	150,000	0.86
1.11	1,621,620	33	1.11	1,621,620	1.11
1.14	175,000	55	1.14	175,000	1.14

$0.51-$1.14	5,003,337		$0.82	5,003,337	$0.82

All stock options and warrants issued to employees and others have an exercise price not less than the fair market value of the Company’s common stock on the date of the grant, and in accordance with accounting for such options the compensation expense for the value of the options vesting is recorded in the Company’s financial statements consistent with the method of SFAS 123R. The value of the options vesting during the three months ended March 31, 2006 of $37,385 was recorded on the Company’s financial statements as compensation expense.

Earnings Per Share Disclosure

For the three months ended March 31, 2006 and 2005, 3,446,099 and 3,446,099 shares on a converted basis, respectively, of convertible debt were not included in the computation of diluted EPS, and 3,332,750 and 2,692,250 shares, respectively, related to stock options exercisable were not included in the computation of diluted EPS, and 5,003,337 and 5,275,337 shares, respectively, related to warrants exercisable were not included in the computation of diluted EPS as the average market price of the Company’s common stock did not exceed the weighted average exercise price of such options, or because to do so would have been antidilutive.

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

•
Research and development costs, which consist primarily of software development costs, are expensed as incurred. Statement of Financial Accounting Standards No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS 86”), provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established. As of March 31, 2006, the Company has capitalized approximately $325,000 of such software development costs. The Company expects to continue research and development projects into the future along with additional capitalized development as projects reach proof of concept stages of development. The current net balance of capitalized software is approximately $171,243. In the current fiscal year the Company has not capitalized any new software development. Software capitalization is stated at cost. Amortization is computed on the straight-line and accelerated methods based upon the estimated useful life of the asset, primarily seven years. During the current quarter the Company had approximately $101,400 in R & D expense compared to approximately $133,200 in the prior year three month period. The Company will continue the R & D program into the future as new products are developed and integrated into our data management suite of solutions.

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

In February 2004, the Company completed integration of the Managed Server HSM software with EMC Corporations Centera and Centera Compliance edition content addressable storage. The Company also entered into EMC Corporations Centera Partner Program. The Company’s Managed Server HSM, Centera Proven Edition enables customers to better manage utilization of storage resources throughout the enterprise. The Company’s Managed Server Centera Proven Edition package combines innovative data management and storage scalability which are requirements that are increasing in the markets the Company serves. Also in February 2004, the Company released “Managed Client HSM™” for Windows XP. The new product provides the ability to automatically migrate, recall, and delete files based on age and activity criteria, supporting standard Windows XP infrastructures including wireless communications. “Managed Client HSM™” adds another dimension of scalability and affordability to the Company’s ILM suite of products and solutions. “Managed Client HSM™” provides the same type of automated data movement and management as the managed server products while running on workstations or home user pc’s or lap tops. It allows IT administrators to now protect user information that was stored on the workstation in the enterprise IT storage environment for back up and replication.

In May 2004, we joined Hewlett Packard’s Information Lifecycle Management Partner Program. Our Managed Server HSM software provides a solution for automatically handling reference file dispersal and retention based on a consistent set of administrative management policies. By combining our software with HP Storage Works solutions and services portfolio, organizations may simplify and better control the provisioning and utilization of their data storage resources.

On June 30, 2005, the Company signed a software licensing and distribution agreement with ComputerAssociates International, Inc. (“CA”). The Company has provided Windows HSM, both server and client editions along with the Library Edition private labeled for CA’s distribution. The Company received a non refundable $250,000 payment in July 2005 and delivered the CA branded versions of the products during the fourth quarter of the prior fiscal year for distribution by CA as part of the BrightStor product line. Pursuant to the agreement CA made a $500,000 royalty prepayment during October 2005 of the current six month period. A second prepayment of royalties is due on June 30, 2006, the anniversary date of the contract. The Company will receive quarterly royalty payments for CA sales of the licensed products. The agreement is three years automatically renewable in one year increments.

In July 2005, the Company certified its suite of HSM products for use with the nStor line of SATA based storage hardware. nStor’s hardware products are now certified to work with the Company’s suite of storage management products to provide Information Lifecycle Management storage hardware and software solutions.

In July 2005, the Company received “Ready for IBM Tivoli Software” certification for the HSM suite of data management products for use with IBM Tivoli storage infrastructures. The Company is currently distributing Managed Server HSM Tivoli Edition for use in IBM Tivoli back up and storage environments. On January 10, 2006, the Company announced that its suite of Information Lifecycle Management Software had been enhanced to operate with IBM’s System Storage DR550. The Company’s Managed Server HSM software operates with IM System Storage Archive Manager, used to help manage and enforce data retention policies for the IBM System Storage DR550.The IBM System Storage DR550 is IBM’s next-generation data retention offering, which delivers a central point of control for both regulated data and non-regulated data.

In August 2005, the Company completed a second round of formal certification with EMC Centera compliance and non-compliance storage devices for our Managed Server HSM products. The Company tested its software products with a third party testing firm and was awarded “Centera Proven Edition” status for our HSM products. This EMC certification signifies to storage clients and prospects that our software is certified and approved for use with EMC Centera data storage devices.

During March 2006, the Company and CA signed amendment number two to the software licensing and distribution agreement. The Company will provide managed server HSM for NetWare branded as a CA product for distribution as BrightStor HSM for NetWare. The Company will deliver the CA branded product with in one hundred and twenty days of the amendment and receive royalty payments quarterly for CA sales of the NetWare licensed product.

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

•
Europe, the Middle East, Africa, Japan and Asia represent active markets for expansion, with Europe representing the first market outside North America the Company is focused on. We intend to continue to internationalize and localize our products and solutions to penetrate this marketplace. Currently, the Company has added resources for EMEA operations, they are based in the UK to support our UK and European distribution partners.

Three-Month Periods Ended March 31, 2006 and March 31, 2005.

Sales during the current quarter decreased by approximately $107,950 or 17% as compared to the quarter ended March 31, 2005 as a result of decreased revenues from large enterprise deals. The Company is continuing its focus on distribution partners and integrated sales which have created a pipeline of large enterprise deals which have longer sales cycles. A number of large sales were delayed into the third and fourth quarter of the fiscal year for a variety of reasons including budget availability, client technical resource availability and partner product integration delays. Our sales team believes as we continue the transition to supporting more enterprise size deals with our partners, our ability to project time to close deals will improve. Many of these sales include multiple partners and products which can create additional testing and integration also creating a greater dependency on others to close deals. Deferred revenue for sales of annual service contracts decreased as compared to the balance at March 31, 2005 by approximately $128,500 due to the completion of implementation contracts with products and solutions and of recognition pre-payment of royalties by CA for OEM licensed products for the current quarter. The current deferred revenue balance is approximately $1,150,000 as of March 31, 2006.

Approximately $662,000 of the deferred revenue will be recognized as revenue during the next twelve month period. The remaining balance of approximately $487,500 in deferred revenue was generated from prepaid royalties and will be taken into revenue ratably over the next four years. The Company’s HSM products represented approximately 80% or $416,000 of the new product and support sale revenue for the current 3 month period with the high availability products representing approximately 15% or $76,000 of the current quarter’s revenue. Approximately 75% of the revenue from the high availability products resulted from renewal and recognition of annual service contract revenue during the quarter. Revenue recognized from annual service contracts in total represented approximately $171,000 or 33% of the total revenue for the current quarter. The service revenue is taken ratably over the term of the service contracts. During the current quarter, the Company continued to concentrate on selling and developing the sales infrastructure to support the sales forces of O.E.M. partners and integrators who distribute the Company’s solutions.

Cost of sales for the current quarter decreased as compared to the quarter ended March 31, 2005 by approximately 7,000 or 14% consistent with the decrease in sales. Approximately $29,500 of the cost of sales for each of the respective quarters is from amortization of capitalized software development expense. Cost of sales can include third party software and hardware expense for sales of integrated systems including the Company’s software solutions pre-loaded on storage hardware. There were no sales of hardware and no related hardware cost of sales expense during the current and comparable quarter. The amortization of capitalized software has stabilized with no additional software capitalization during the prior twelve months. Software development amortization is the largest component of the cost of sales currently. Gross profit decreased in the current quarter as compared to March 31, 2005 by approximately $101,000 or 17% due to a decrease in sales of the Company’s high availability products for Novell NetWare and the related annual service contracts during the current quarter.

Selling and administrative expenses decreased by approximately $9,700 or 2% as compared to the quarter ended March 31, 2005. Selling and administrative expenses remained consistent during the prior 12 month period, with only a slight increase relating to increases in insurance and certain employee related expenses. The Company anticipates selling and administrative expenses will remain consistent for the remainder of the current fiscal year.

Depreciation and amortization increased approximately $1,400 as compared to the quarter ended March 31, 2005 due to additions of capitalized office and test equipment during the prior twelve month period.

Research and development expense for the current quarter decreased by approximately $32,000 or 24% as compared to the quarter ended March 31, 2005. Research and development expense will fluctuate up or down depending on the status and completion of projects. During the prior twelve month period, the Company added developers which resulted in an increase in research and development expense. During the current quarter, no development expense was capitalized under SFAS 86 for software development.

The Company had a net operating loss for the current three-month period of approximately $230,000 as compared to an operating loss of approximately $169,000 for the three months ended March 31, 2005. This increase in operating loss of approximately $61,000 is a result of the Company’s decrease in revenue during the current quarter of approximately $108,000, with cost of sales slightly down but remaining consistent with the comparable quarter.

During the current quarter, the Company had net interest expense of approximately $106,000 as compared to approximately $39,000 in net interest expense during the prior year’s quarter. The increase in interest expense is a result of monthly interest charges based on current loan payable balances and warrant expenses relating to an extension of the convertible debenture and loan payable maturity dates. Currently the Company has a principal balance of $1,750,000 on a convertible debenture from Renaissance Capital Group, with 6% interest paid monthly. Included in current interest expense is the amortization of debt discount for warrants granted as part of the convertible debenture referenced above. The Company also has a principal balance of $750,000, in connection with a two year 7% loan from Renaissance Capital Group. During the current quarter the Company issued an aggregate of 150,000 warrants to purchase the Company’s common stock as part of an agreement to extend the maturity date of the loan payable to January 2008. Interest expense also includes monthly 7% interest based on the principal balance for the term of the loan. Cash interest for the current quarter of approximately $39,000 represented approximately 37% to the total interest expense for the quarter.

Six-Month Periods Ended March 31, 2006 and March 31, 2005

Sales during the current six month period decreased by approximately $209,000 or 17% as compared to the six months ended March 31, 2005 as a result of decreased revenues from large enterprise deals. During the current six month period revenue from the core HSM products represented approximately 78% or $775,000 of the total sales during the six months. The high availability products represented approximately 18% or $177,000 of the total sales during the six month period. Deferred revenue for sales of annual service contracts and pre paid royalties increased as compared to the balance at March 31, 2005 by approximately $750,000 due to the completion of implementation contracts with products and solutions and pre-payment of royalties by CA for OEM licensed products. The current deferred revenue balance is approximately $1,150,000 as of March 31, 2006.

Cost of sales decreased as compared to the six months ended March 31, 2005, by approximately $6,900 or 9%. Amortization of capitalized software development of approximately $59,000 is the largest component of cost of sales and is consistent for current and comparable six month periods. Gross profit for the current six month period decreased by approximately $203,000 or 18% as compared to the six months ended March 31, 2005. The decrease is a result of the decrease in revenue during the current six month period.

Selling and administrative expense decreased by approximately $239,000 or 19% as compared to the six months ended March 31, 2005. The decrease is due to the Company’s continued expense reduction plan during the prior twelve month period. The Company anticipates selling and administrative expenses to remain consistent for the remainder of the current fiscal year.

Depreciation and amortization increased by approximately $2,600 as compared to the six months ended March 31, 2005 due to additions of capitalized office and test equipment during the prior twelve month period.

Research and development expense decreased by approximately $11,000 or 5% as compared to the six months ended March 31, 2005. Research and development expense will fluctuate up or down depending on the status and completion of projects. During the prior twelve month period, the Company added developers which resulted in an increase in recurring research and development expense. During the current six month period, no development expense was capitalized under SFAS 86 for software development.

Operating loss for the current six month period decreased by approximately $45,000 or 12% as compared to the six months ended March 31, 2005. The decrease in operating loss was due to continued efforts to reduce operating expenses.

During the current six month period ended March 31, 2006 the Company had net interest expense of approximately $208,000 as compared to net interest expense of approximately $73,000 during the six month period ended March 31, 2005. The increase is due to non cash interest expense from the amortization of debt discount of approximately $130,000 during the six month period. During the current six month period the Company negotiated extension of the maturity dates $2,500,000 of debt, and issued an aggregate of 325,000 warrants valued at approximately $244,000 as part of the extension agreements. The warrant expense will be amortized over the term of the debt extensions and recorded on the Company’s financial statements as non cash interest.

LIQUIDITY AND CAPITAL RESOURCES

Cash balance for the quarter ended March 31, 2006 of approximately $554,000 showed an increase of approximately $334,000 or 152% as compared to the cash balance at year end September 30, 2005. The increase in cash was due to a prepayment of royalties from CA during the current six month period of $500,000 and a private placement investment of $600,000 for 697,674 shares of the Company’s common stock. The Company is amortizing the CA prepayment over the term of the agreement with CA.

During July 2004, the Company received $750,000 from a two year secured loan from Renaissance Capital Group managed funds. Interest is being paid at 7% in monthly installments based on the outstanding principal balance. As part of the funding, the Company issued five year warrants to purchase an aggregate of 1,415,094 shares of Common Stock at an exercise price of $0.53 per share. During February 2006, the Company issued to the Renaissance Capital Group managed funds an aggregate of 150,000 warrants to purchase the Company’s common stock at $0.86 per share in consideration of an agreement to extend the $750,000 loan payable maturity date for an additional 18 months. The new maturity date for the notes will be January 19, 2008. The Company will continue to pay 7% interest on a monthly basis based on the then current outstanding principal balance. The estimated value of the warrants of ($77,663) was recorded on the Company’s financial statements as debt discount and will be amortized over the term of the extension.

During September 2004, the Company issued 340,136 shares of common stock to Fusion Capital Partners, LLC. as commitment shares in conjunction with a stock purchase agreement with Fusion Capital Fund II, LLC pursuant to which Fusion Capital agreed to purchase on each trading day during the term of the agreement $10,000 of our common stock up to an aggregate of $6,000,000. The $6,000,000 of common stock is to be purchased over a 30-month period, subject to a three month extension or earlier termination at the Company’s discretion. The purchase price of the shares of common stock will be equal to a price based upon the future market price of the common stock without any fixed discount to the market price. Fusion Capital does not have the right or the obligation to purchase shares of the Company’s common stock in the event that the market price of the common stock is less than $0.25 per share. Fusion’s obligations under the stock purchase agreement are conditioned on the Company having an effective registration statement covering the resale of the shares issued to Fusion Capital. As of the date of this filing, the registration statement has been declared effective and the common stock purchase agreement will be completed and effective by calendar year end adding a very important financing resource for the Company. The Company has the right to utilize this financing on an as needed basis for funding of operations.

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

If the Company’s revenue projections for 2006 are not met, the operating plan calls for expense reductions in all non-technical and sales related functions. Without a continued increase in revenues during fiscal year 2006, the Company will reduce expenses to compensate for lack of continued revenue growth. No assurances can be given that the Company can achieve increased revenues or achieve profitability in 2006. The Company may require additional financing in order to expand its business and continue operations. Our working capital requirements in the foreseeable future will depend on a variety of factors including our ability to implement our sales and marketing plan. There can be no assurance that we will be able to successfully negotiate or obtain additional financing or the terms thereof. Our ability to obtain additional capital will be dependent on the implementation of our business plan, market conditions, the national economy and other factors outside our control. If adequate funds are not available or are not available at acceptable terms, our ability to finance our expansion, develop or enhance services or products or respond to competitive pressures would be significantly limited. The failure to secure necessary financing will have a material adverse effect on our business, prospects, financial condition and results of operations. Management believes the Common Stock Purchase Agreement now in place with Fusion Capital Partners, LLC may assist the Company in obtaining additional funding as needed for continued operations into the foreseeable future.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS 123R “Share-Based Payment,” a revision to FASB No. 123, SFAS 123R replaces existing requirements under SFAS No. 123 and APB Opinion NO. 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. SFAS 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. For small-business filers, SFAS 123R will be effective for interim periods beginning after December 15, 2005. The Company anticipates expense will increase based on the number of options vesting during future fiscal years. The value of the options during the three months ended March 31, 2006 of $72,776 was recorded on the Company’s financial statements as compensation expense.

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) which provides guidance regarding the application of SFAS 123R. SAB 107 expresses views of the Staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations, and provides the Staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R, and disclosures in Management’s Discussion and Analysis (“MD&A”) subsequent to adoption of SFAS 123R.

In December 2004, the FASB issued Statement of Accounting Standard (“SFAS”) No. 153 “Exchanges of Nonmonetary Assets”. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The provisions of this Statement should be applied prospectively. The adoption of this pronouncement is not expected to have a material effect on the Company’s financial statements.

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement No. 154 (“SFAS No. 154”), Accounting Changes and Error Corrections, which replaced Accounting Principles Board Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Changes in interim Financial Statements. SFAS No. 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles and changes required by a new accounting standard when the standard does not include specific transition provisions. Previous guidance required most voluntary changes in accounting principle to be recognized by including in net income of the period in which the change was made the cumulative effect of changing to the new accounting principle. SFAS No. 154 carries forward existing guidance regarding the reporting of the correction of an error and a change in accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of SFAS No. 154 as of January 1, 2006 is not expected to have a material effect on the Company’s financial statements.

RISK FACTORS

We have yet to establish any history of profitable operations.

We have yet to establish any history of profitable operations. During the year ended September 30, 2005 we incurred an operating loss of $507,708. During the six months ended March 31, 2006, we incurred an operating loss of $556,868. As a result, at March 31, 2006, we had an accumulated deficit of $20,382,258. Our revenues have not been sufficient to sustain our operations. Our profitability will require the successful commercialization of products, solutions and services. No assurances can be given as to if or when this will occur or that we will ever be profitable.

We will require additional financing to sustain our operations and without it we will not be able to continue operations.

At September 30, 2005 we had a cash balance of $220,186 as compared to a cash balance of approximately $554,000 at March 31, 2006. We will require additional financing in order to expand our business and continue operations. Our working capital requirements in the foreseeable future will depend on a variety of factors including our ability to implement our sales and marketing plan. There can be no assurance that we will be able to successfully negotiate or obtain additional financing or the terms thereof. Our ability to obtain additional capital will be dependent on the implementation of our business plan, market conditions, the national economy and other factors outside our control. If adequate funds are not available or are not available at acceptable terms, our ability to finance our expansion, develop or enhance services or products or respond to competitive pressures would be significantly limited.

Our future operating results are unpredictable.

Our operating results will depend on the enhancement of our existing products and the ability to market and sell the products. Any future success that we may achieve will depend upon many factors including factors which may be beyond our control or which cannot be predicted at this time. Uncertainties and factors which could cause actual results or events to differ materially from those set forth or implied include:

•	Inability to acquire new customers;
•	Inability to complete successful implementation of our software;
•	Inability to provide applications in a manner that is scalable;
•	Inability to offer new services that complement our existing offerings; or
•	Inability to increase awareness of our brand.

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

CaminoSoft’s products compete in the data management and high availability software segments. The cost barriers for entry into these markets are relatively low, which means our competitors range from small companies with limited resources to large, more established companies with substantial resources. However, among all of these competitors (and in some cases technology partners), we believe none offer a cross-platform Windows/NetWare solution to round out their Information Lifecycle Management (“ILM”) solution suites. Some competitors, regardless of size, have substantially greater financial, technical, marketing, distribution, personnel and other resources. It is possible that we may not have the resources to effectively compete with these companies.

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

We may not be successful in developing and marketing, on a timely and cost-effective basis, enhancements to our software products or new products which respond to technological advances and satisfy increasingly sophisticated customer needs. Our ability to meet our customers’ needs and evolving industry standards will depend on our:

•	Ability to timely develop new software products that keep pace with developments in technology;

•	Ability to meet evolving customer requirements which are often changing;

•	Success at enhancing our current product offerings; and

•	Delivering those products through appropriate distribution channels.

If we fail to introduce new products or if new industry standards emerge that we do not anticipate or adapt to, our software products could be rendered obsolete and our competitive position will be weakened.

Our business will suffer if our software development is delayed.

Any failure to release new products and upgrades on time may result in:

•	customer dissatisfaction;

•	cancellation of orders;

•	negative publicity;

•	loss of revenue; and

•	slower market acceptance.

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

As of March 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed in the reports the Company files and submits under the exchange act is recorded, processed, summarized, and reported as and when required.

(b)	Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls during the quarter ended March 31, 2006.

PART II

OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 21, 2006 the Company issued to BFS US Special Opportunities Trust PLC and Renaissance US Growth & Income Trust PLC an aggregate of 697,674 shares of common stock at a price of $0.86 per share in a private placement for $600,000. The Company is required to register these shares with in 180 days of the transaction date.

During February 2006, the Company issued to the Renaissance Capital Group managed funds an aggregate of 150,000 warrants to purchase the Company’s common stock at $0.86 per share in consideration of an agreement to extend the $750,000 loan payable maturity date for an additional 18 months. The new maturity date for the notes will be January 19, 2008. The Company will continue to pay 7% interest on a monthly basis based on the current outstanding principal balance of $750,000. The estimated value of the warrants of ($77,663) was recorded on the Company’s financial statements as debt discount and will be amortized over the term of the extension.

Item 6. (a) Exhibits

Exhibit 31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMINOSOFT CORP

Date: May 10, 2006	By:	/s/ Stephen Crosson
Stephen Crosson,
Chief Financial Officer

Date: May 10, 2006	By:	/s/ Michael Skelton
Michael Skelton
Chief Executive Officer