Form 10QSB
period 2006-06-30
CAMINOSOFT CORP
filed 2006-08-14
CIK 907686

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

YES ☐  NO ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of August 1, 2006: 14,258,756 shares of common stock, no par value.

Transitional Small Business Disclosure Format:

YES ☐  NO ☒

CAMINOSOFT CORP

INDEX

PAGE

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2006 (Unaudited)	3
and September 30, 2005

Condensed Consolidated Statements of Operations for the Three
Months Ended June 30, 2006 and 2005 (Unaudited)	4

Condensed Consolidated Statements of Operations for the Nine
Months Ended June 30, 2006 and 2005 (Unaudited)	5

Condensed Consolidated Statement of Shareholders’ Deficiency
for the Nine Months Ended June 30, 2006 (Unaudited)	6

Condensed Consolidated Statements of Cash Flows for the Nine
Months Ended June 30, 2006 and 2005 (Unaudited)	7

Notes to the Condensed Consolidated Financial Statements (Unaudited)	8

Item 2. Management’s Discussion and Analysis and Plan of Operation	14

Item 3. Controls and Procedures	24

PART II - OTHER INFORMATION	25

Item 6	Exhibits

Signature

	Exhibit 31	Certification Pursuant to Section 302 of
the Sarbanes-Oxley Act of 2002

	Exhibit 32	Certification Pursuant to Section 906
of the Sarbanes-Oxley Act of 2002

PART 1
FINANCIAL INFORMATION
Item 1. Condensed Financial Statements

CAMINOSOFT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	September 30, 2005
ASSETS	(Unaudited)

Current Assets:
Cash and cash equivalents	$374,054	$220,186

Accounts receivable, net of allowance of $20,000 and $20,000	510,785	1,043,176

Total Current Assets	884,839	1,263,362

Property and Equipment, net of accumulated depreciation of	22,894	36,147
$67,018 and $50,678

Software, net of accumulated amortization of	141,690	230,349
$685,700 and $597,041

Deposits	9,582	11,282

Deferred Financing Costs	262,075	262,075

Total Assets	$1,321,080	$1,803,215

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable	$119,438	$191,285
Accrued liabilities	62,223	116,238
Deferred revenues	640,746	1,278,290
Notes payable, current portion, net of discount
of $172,221 and $129,980	1,577,779	620,020

Total Current Liabilities	2,400,186	2,205,833

Notes payable, net of discount
of $41,256 and $14,689	708,744	1,735,311
Deferred revenues	450,000	-

Total Liabilities	3,558,930	3,941,144

Common stock, no par value; authorized 100,000,000 shares;
issued and outstanding 14,258,756 and 13,551,082 shares	18,631,034	17,687,461

Accumulated Deficit	(20,868,884)	(19,825,390)

Total Shareholders' Deficiency	(2,237,850)	(2,137,929)

Total Liabilities and Shareholders' Deficiency	$1,321,080	$1,803,215

See accompanying notes to Condensed Consolidated Financial Statements

CAMINOSOFT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30,

	2006	2005
SALES	$360,463	$852,656

COST OF SALES	42,551	64,484

GROSS PROFIT	317,912	788,172

OPERATING EXPENSES
Sales and administrative	577,128	609,984
Depreciation	4,881	5,052
Research & Development	137,903	137,420

Total Operating Expenses	719,912	752,456

Income (Loss) From Operations	(402,000)	35,716

OTHER INCOME (EXPENSE)
Interest expense	(84,630)	(95,710)
Interest income	4	5

Total Other Income (Expense)	(84,626)	(95,705)

Net Loss	($486,626)	($59,989)

Weighted average number of common shares outstanding:
(basic and diluted):	14,252,089	13,551,082

Net loss per common share:
(basic and diluted)	($0.03)	($0.00)

See accompanying notes to Condensed Consolidated Financial Statements

CAMINOSOFT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended
	June 30,

	2006	2005

SALES	$1,350,687	$2,052,367

COST OF SALES	113,000	141,837

GROSS PROFIT	1,237,687	1,910,530

OPERATING EXPENSES
Sales and administrative	1,619,021	1,891,012
Depreciation	16,340	13,896
Research & Development	353,082	363,990

Total Operating Expenses	1,988,443	2,268,898

Loss From Operations	(750,756)	(358,368)

OTHER INCOME (EXPENSE)
Interest expense	(292,750)	(168,398)
Interest income	12	12

Total Other Income (Expense)	(292,738)	(168,386)

Net Loss	($1,043,494)	($526,754)

Weighted average number of common shares outstanding:
(basic and diluted):	13,886,641	13,506,675

Net loss per common share:
(basic and diluted)	($0.08)	($0.04)

See accompanying notes to Condensed Consolidated Financial Statements

CAMINOSOFT CORP
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY
(UNAUDITED)

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance at October 1, 2005	13,551,082	$17,687,461	($19,825,390)	($2,137,929)

Warrant issued for debenture financing extension	-	166,093	-	166,093

Fair value of options issued to employees and consultants	-	95,517	-	95,517

Private placement common stock	697,674	600,000	-	600,000

Warrant issued for loan extension	-	77,663	-	77,663

Common stock issued to consultant for services	10,000	4,300	-	4,300

Net loss for the nine months ended June 30, 2006	-	-	(1,043,494)	(1,043,494)

Balance at June 30, 2006	14,258,756	$18,631,034	($20,868,884)	($2,237,850)

See accompanying notes to Condensed Consolidated Financial Statements

CAMINOSOFT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	June 30,

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	($1,043,494)	($526,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services and bonus	4,300	37,100
Depreciation and amortization	104,999	102,555
Fair value of common stock options issued to employees and consultants	95,517	-
Amortization of debt discount	174,948	161,037
Changes in operating assets and liabilities:
Accounts receivable	532,391	(369,919)
Prepaid expense	-	(75,000)
Accounts payable and accrued liabilities	(125,862)	100,865
Deposits and other	1,700	360
Deferred revenue	(187,544)	507,811
Net cash used in operating activities	(443,045)	(61,945)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	(3,087)	(7,550)

Net cash used in investing activities	(3,087)	(7,550)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing on note payable	-	125,000
Proceeds from the issuance of common stock	600,000	-

Net cash provided by financing activities	600,000	125,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	153,868	55,505

CASH AND CASH EQUIVALENTS, beginning of period	220,186	421,344

CASH AND CASH EQUIVALENTS, end of period	$374,054	$476,849

Cash paid for:
Interest	$117,801	$0
Income taxes	$1,600	$0

Supplemental non-cash financing and investing activities
During the period ended March 31, 2006, the Company issued
warrants valued at $243,756 for deferred financing costs, which have been accounted for as discount to long term debt

See accompanying notes to Condensed Consolidated Financial Statements

CAMINOSOFT CORP
Notes to Condensed Consolidated Financial Statements
Nine Months Ended June 30, 2006
(Unaudited)

Note 1: Basis of Presentation

The accompanying financial statements of CaminoSoft Corp (the “Company”) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and related footnotes included in the Company’s latest Annual Report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2006, and the statements of its operations for the three month and nine month periods ended June 30, 2006 and 2005 and statements of cash flows for the nine month periods ended June 30, 2006 and 2005 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year.

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

Pursuant to the terms of a revised purchase agreement dated January 31, 2005, Fusion Capital Fund II, LLC has agreed to purchase from the Company up to $6,000,000 of the Company’s common stock over a thirty (30) month period. Pursuant to the terms of a registration rights agreement, dated as of January 31, 2005, the Company filed a registration statement on form SB-2 with the Securities and Exchange Commission covering 3,680,272 shares which may be purchased by or which have been issued to Fusion Capital under the purchase agreement. The order declaring the registration statement effective was issued on October 5, 2005, by the Securities and Exchange Commission. Each month the Company will have the right to sell to Fusion Capital approximately $200,000 of common stock at a purchase price based upon the market price of the Company’s common stock on the date of each sale without any fixed discount to the market price. At the Company’s option, Fusion Capital can be required to purchase fewer or greater amounts of common stock each month. The Company has the right to control the purchase timing and the number of shares sold to Fusion Capital. The 340,136 shares of common stock previously issued to Fusion Capital in September 2004 was compensation for the purchase commitment. This offering was made pursuant to an exemption from registration provided by Section 4(2) of the Securities Act, 1933, as amended. As of June 30, 2006, no shares have been issued under this agreement.

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

Concentrations

As of June 30, 2006, 70% of accounts receivable were due from three customers.

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. The Company may be exposed to risk for the amounts of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions.

Software

Software capitalization is stated at cost. Statement of Financial Accounting Standards No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS 86”), provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established. Amortization is computed on the straight-line and accelerated methods based upon the estimated useful life of the asset, primarily seven years. To date, the Company capitalized approximately $325,000 of such software development costs of which $141,690 remains unamortized at June 30, 2006. The Company evaluates the net realizable value of the capitalized software based on estimated future undiscounted cash flows.

Research and Development

Research and development costs, which consist primarily of software development costs, are expensed as incurred.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections,” which replaced Accounting Principles Board Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles and changes required by a new accounting standard when the standard does not include specific transition provisions. Previous guidance required most voluntary changes in accounting principle to be recognized by including in net income of the period in which the change was made the cumulative effect of changing to the new accounting principle. SFAS No. 154 carries forward existing guidance regarding the reporting of the correction of an error and a change in accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of SFAS No. 154 as of January 1, 2006 is not expected to have a material effect on the Company’s financial statements.

Note 3: Notes Payable

During December 2002, the Company issued a 6% convertible debenture for $1,000,000. Interest at the rate of 6% per annum is payable in monthly installments for three years based on the unpaid principal balance. The full amount was borrowed during the nine months ended June 30, 2003. The debenture matured on November 27, 2005, at which time the unpaid principal amount and all accrued and unpaid interest would have become due and payable in full. The debenture is convertible, at the option of the holder, into shares of the Company’s common stock, with a conversion price of $0.62 per share. As of the date of this filing, the Company had borrowed $1,000,000, the entire amount available. As part of the funding during the fiscal year ended September 30, 2003, the Company issued 5 year warrants to the lender to purchase 500,000 shares of the Company’s common stock. The warrants were valued at $176,224 and recorded as debt discount, and are being amortized over the life of the loan. During the nine months ended June 30, 2006, $14,685 of discount was amortized and included in the statement of operations.

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

Pursuant to a Renewal and Modification agreement dated October 28, 2005, the Company negotiated an extension of the two convertible debentures referenced above with a total principal balance of $1,750,000. The lender agreed to extend the maturity date of the two 6% Convertible Debentures dated November 27, 2002 in the aggregate principal amount of $1,750,000 to May 27, 2007. In consideration of such extension, the Company granted the lender a five-year warrant to purchase 175,000 shares of the Company’s Common Stock at an exercise price of $1.14 per share (subject to adjustment). The estimated value of the warrant of $166,093 was recorded on the Company’s financial statements as debt discount and is being amortized over the term of the extension. During the nine months ended June 30, 2006, $64,592 of discount was amortized and included in the statement of operations.

During July 2004, the Company received $750,000 from a two year secured loan from Renaissance Capital Group managed funds. Interest is paid at 7% in monthly installments based on the outstanding principal balance. As part of the funding, the Company issued five year warrants to purchase an aggregate of 1,415,094 shares of Common Stock at an exercise price of $0.53 per share. The estimated value of the warrant of $311,953 was recorded on the Company’s financial statements as debt discount and is being amortized over the life of the loan. During the nine months ended June 30, 2006, $85,078 of discount was amortized and included in the statement of operations.

During February 2006, the Company issued to the Renaissance Capital Group managed funds an aggregate of 150,000 warrants to purchase the Company’s common stock at $0.86 per share in consideration of an agreement to extend the $750,000 loan payable maturity date for an additional 18 months. The new maturity date for the notes is January 19, 2008. The Company will continue to pay 7% interest on a monthly basis based on the current outstanding principal balance of $750,000. The estimated value of the warrants of $77,663 was recorded on the Company’s financial statements as debt discount and is being amortized over the term of the extension. During the nine months ended June 30, 2006, $10,590 of discount was amortized and included in the statement of operations.

Note 4: Equity

On February 21, 2006 the Company issued to BFS US Special Opportunities Trust PLC and Renaissance US Growth & Income Trust PLC an aggregate of 697,674 shares of common stock at a price of $0.86 per share in a private placement for $600,000. The stock purchase also included a registration rights agreement requiring the Company to file a registration statement within 180 days of the closing of the purchase agreement. The registration rights agreement included certain penalties payable in shares of stock if the Company did not file within the 180 day period. Subsequent to June 30, 2006 the Company and the purchasers agreed to amend the registration rights agreement to remove the penalty clause from the registration rights agreement. The Company has agreed to register the resale of its shares as soon as practicable.

Note 5: Stock Based Compensation

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123R”), a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123R, superseded APB No. 25 and amended SFAS No. 95, “Statement of Cash Flows”. Effective January 1, 2006, SFAS No. 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards, with the cost to be recognized as compensation expense in the Company’s financial statements over the vesting period of the awards.

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

During the nine months ended June 30, 2006, the Company issued 331,000 options to employees as part of the employee stock option plan, and 324,000 options were issued to non-employees. The aggregate value of the options vesting from January 1, 2006 to June 30, 2006 was $95,517 and has been reflected as compensation cost in the accompanying June 30, 2006 financial statements. As of June 30, 2006, the aggregate value of the unvested options was $778,883, which will be amortized as compensation cost as the options vest.

The stock option summary and changes during the nine months are presented below.

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Options outstanding
At September 30, 2005	4,603,250	$1.06

Options granted	655,000	1.04
Options expired	(354,750)	.57

Options outstanding
At June 30, 2006	4,903,500	$1.10

Options exercisable
At June 30, 2006	3,441,000	$1.22

The following table summarizes information about employee’s stock options outstanding at June 30, 2006.

Outstanding				Exercisable
		Weighted Average
Exercise Price	Options	Life (Months)	Exercise Price	Options	Weighted Average Exercise Price
$0.41	438,000	42	$0.41	389,000	$0.41
0.44	388,000	42	0.44	354,000	0.44
0.52	85,000	42	0.52	85,000	0.52
0.55	302,000	42	0.55	300,500	0.55
0.56	146,000	42	0.56	146,000	0.56
0.61	305,000	42	0.61	305,000	0.61
0.62	70,000	46	0.62	—	0.62
0.63	1,400,000	42	0.63	700,000	0.63
0.87	2,000	54	0.87	—	0.87
0.90	70,000	42	0.90	52,500	0.90
0.95	259,000	42	0.95	256,750	0.95
1.01	205,000	54	1.01	—	1.01
1.14	375,000	42	1.14	—	1.14
1.25	25,000	42	1.25	18,750	1.25
1.30	15,000	42	1.30	15,000	1.30
1.55	300,000	42	1.55	300,000	1.55
3.38	2,000	42	3.38	2,000	3.38
3.56	52,000	42	3.56	52,000	3.56
3.87	314,500	42	3.87	314,500	3.87
5.00	150,000	42	5.00	150,000	5.00
$0.41-$5.00	4,903,500		$1.10	3,441,000	$1.22

 Prior to the adoption of FAS 123R, all stock options and warrants issued to employees and others had an exercise price not less than the fair market value of the Company’s common stock on the date of the grant, and in accordance with accounting for such options utilizing the intrinsic value method was no related compensation expense recorded in the Company’s financial statements. Had compensation cost for the stock-based compensation been determined based on the fair value of the grant dates consistent with the method of SFAS 123, the Company’s net loss and loss per share for the three months ended December 31, 2005 would have been increased to the pro forma amount presented.

Three Months Ended
December 31, 2005
Net loss, as reported	$(221,537)
Add: Stock-based employee
Compensation expense included in reported net loss	-

Deduct: Total stock-based employee
Compensation expense determined
Under fair value based method for all awards	(8,859)

Net loss, pro forma	$(230,396)

Basic and diluted net loss per Common share, as reported	$(.02)

Pro forma	$(.02)

The warrant summary and changes during the nine months are presented below:

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at September 30, 2005	4,678,337	$0.80

Warrants granted	325,000	$1.01
Warrants expired	-	-

Warrants outstanding at June 30, 2006	5,003,337	$0.82

Warrants exercisable at June 30, 2006	5,003,337	$0.82

The following table summarizes information about warrants outstanding at June 30, 2006.

Outstanding				Exercisable
		Weighted Average
Exercise Price	Warrants	Life (Months)	Exercise Price	Warrants	Weighted Average Exercise Price
$0.51	20,000	12	$0.51	20,000	$0.51
0.53	1,415,094	37	0.53	1,415,094	0.53
0.74	1,621,623	30	0.74	1,621,623	0.74
0.86	150,000	56	0.86	150,000	0.86
1.11	1,621,620	30	1.11	1,621,620	1.11
1.14	175,000	52	1.14	175,000	1.14
$0.51-$1.14	5,003,337		$0.82	5,003,337	$0.82

All stock options and warrants issued to employees and others have an exercise price not less than the fair market value of the Company’s common stock on the date of the grant, and in accordance with accounting for such options the compensation expense for the value of the options vesting is recorded in the Company’s financial statements consistent with the method of SFAS 123R.

Earnings (Loss) Per Share Disclosure

For the nine months ended June 30, 2006 and 2005, 3,446,099 and 3,446,099 shares on a converted basis, respectively, of convertible debt were not included in the computation of diluted LPS, and 3,441,000 and 3,314,750 shares, respectively, related to stock options exercisable were not included in the computation of diluted LPS, and 5,003,337 and 5,228,337 shares, respectively, related to warrants exercisable were not included in the computation of diluted LPS as the average market price of the Company’s common stock did not exceed the weighted average exercise price of such options, or because to do so would have been antidilutive.

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

•
Research and development costs, which consist primarily of software development costs, are expensed as incurred. Statement of Financial Accounting Standards No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS 86”), provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established. As of June 30, 2006, the Company has capitalized approximately $325,000 of such software development costs. The Company expects to continue research and development projects into the future along with additional capitalized development as projects reach proof of concept stages of development. The current net balance of capitalized software is approximately $141,690. In the current fiscal period the Company has not capitalized any new software development. Software capitalization is stated at cost. Amortization is computed on the straight-line and accelerated methods based upon the estimated useful life of the asset, primarily seven years. During the current quarter the Company had approximately $137,903 in R & D expense compared to approximately $137,420 in the prior year three month period. The Company will continue the R & D program into the future as new products are developed and integrated into our data management suite of solutions.

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

On June 30, 2005, the Company signed a software licensing and distribution agreement with ComputerAssociates International, Inc. (“CA”). The Company has provided Windows HSM, both server and client editions along with the Library Edition privately labeled for CA’s distribution. The Company received a non refundable $250,000 payment in July 2005 and delivered the CA branded versions of the products during the fourth quarter of the prior fiscal year for distribution by CA as part of the BrightStor product line. Pursuant to the agreement CA made a $500,000 royalty prepayment during October 2005 of the current six month period. A second prepayment of royalties is due on June 30, 2006, the anniversary date of the contract. The Company will receive quarterly royalty payments for CA sales of the licensed products. The agreement is three years automatically renewable in one year increments.

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

Three-Month Periods Ended June 30, 2006 and June 30, 2005

Sales during the current quarter decreased by approximately $492,000, or 58%, as compared to the quarter ended June 30, 2005 as a result of decreased revenues from large enterprise deals. The Company is continuing its focus on distribution partners and integrated sales which have created a pipeline of large enterprise deals which have longer sales cycles. A number of large sales have been delayed into the fourth quarter of the fiscal year and first quarter of the next fiscal year for a variety of reasons including budget availability, client technical resource availability and partner product integration delays. Our sales team believes as we continue the transition to supporting more enterprise size deals with our partners, our ability to project time to close deals will improve. Many of these sales include multiple partners and products which can create additional testing and integration also creating a greater dependency on others to close deals. Deferred revenue for sales of annual service contracts decreased as compared to the balance at September 30, 2005 by approximately $187,500, due to the completion of product implementation contracts and recognition of pre-payment of royalties by CA for OEM licensed products for the current nine month period. The deferred revenue balance is approximately $1,091,000 as of June 30, 2006. Approximately $641,000 of the deferred revenue will be recognized as revenue during the next twelve month period. The remaining balance of approximately $450,000 in deferred revenue was generated from prepaid royalties and will be taken into revenue ratably over the next four years. The transition into partner driven large deals has slowed the sales closing process more than anticipated. The Company currently has a significant pipeline of large sales prospects that have been delayed for a variety of reasons. The Company is gaining a better understanding of how large sales with multiple products involved are processed and closed. In addition, the run rate for sales of the high availability products for Novell NetWare continue to decline as compared to prior periods.

The Company’s HSM products represented approximately 62%, or $225,000, of the new product and support sales revenue for the current 3 month period with the high availability products representing approximately 32%, or $113,000, of the current quarter’s revenue. Approximately 49% of the revenue from the high availability products resulted from renewal and recognition of annual service contract revenue during the quarter. Revenue recognized from annual service contracts in total represented approximately $164,000, or 46%, of the total revenue for the current quarter. The service revenue is taken ratably over the term of the service contracts. During the current quarter, the Company continued to concentrate on selling and developing the sales infrastructure to support the sales forces of O.E.M. partners and integrators who distribute the Company’s solutions. The Company also continued development of new editions of the HSM software for compatibility with additional storage and archiving platforms. These products will be released for general distribution over the next three months.

Cost of sales for the current quarter decreased as compared to the quarter ended June 30, 2005 by approximately 22,000, or 34%, consistent with the decrease in sales. Approximately $29,500 of the cost of sales for each of the respective quarters is from amortization of capitalized software development expense. Cost of sales includes third party software and hardware expense for sales of integrated systems including the Company’s software solutions pre-loaded on storage hardware. There were no sales of hardware and no related hardware cost of sales expense during the current quarter. The amortization of capitalized software has stabilized with no additional software capitalization during the prior twelve months. Software development amortization is the largest component of the cost of sales. Gross profit decreased in the current quarter as compared to June 30, 2005 by approximately $470,000, or 60%, due to a decrease in sales of the Company’s core HSM technology.

Selling and administrative expenses decreased as compared to the quarter ended June 30, 2005 by approximately $33,000, or 5%. Selling and administrative expenses remained consistent during the prior 12 month period. The Company anticipates selling and administrative expenses will remain consistent for the remainder of the current fiscal year.

Depreciation and amortization decreased approximately $170, or 3%, as compared to the quarter ended June 30, 2005 due to certain furniture and fixture items becoming fully depreciated during the current fiscal quarter.

Research and development expense for the current quarter of $137,903 remained consistent as compared to the quarter ended June 30, 2005. Research and development expense will fluctuate up or down depending on the status and completion of projects. During the current quarter, no development expense was capitalized under SFAS 86 for software development.

The Company had a net operating loss for the current three-month period of approximately $402,000 as compared to an operating gain of approximately $36,000 for the three months ended June 30, 2005. This increase in operating loss of approximately $438,000 is a result of the Company’s decrease in revenue during the current quarter of approximately $492,000. A slight reduction in cost of sales and sales and marketing expense for the current quarter represented the difference.

During the current quarter, the Company had net interest expense of approximately $85,000 as compared to approximately $96,000 in net interest expense during the prior year’s quarter. The small decrease in interest expense is a result of reduction in monthly non cash interest charges based on current loan payable balances and warrant expenses relating to an extension of the convertible debenture and loan payable maturity dates. Currently the Company has a principal balance of $1,750,000 on a convertible debenture from Renaissance Capital Group, with 6% interest paid monthly. Included in current interest expense is the amortization of debt discount for warrants granted as part of the convertible debenture referenced above. The Company also has a principal balance of $750,000, in connection with a two year 7% loan from Renaissance Capital Group. During the prior quarter the Company issued an aggregate of 150,000 warrants to purchase the Company’s common stock as part of an agreement to extend the maturity date of the loan payable to January 2008. Interest expense also includes monthly 7% interest based on the principal balance for the term of the loan. Cash interest for the current quarter of approximately $39,000, represented approximately 46% of the total interest expense for the quarter.

Nine-Month Periods Ended June 30, 2006 and June 30, 2005

Sales during the current nine month period decreased by approximately $702,000, or 34%, as compared to the nine months ended June 30, 2005 as a result of decreased revenues from large enterprise deals. During the current nine month period revenue from the core HSM products represented approximately 74%, or $1,000,000, of the total sales during the nine months. The high availability products represented approximately 22%, or $291,000 of the total sales during the nine month period. Deferred revenue for sales of annual service contracts and pre paid royalties decreased as compared to the balance at September 30, 2005 by approximately $187,500, due to the completion of implementation contracts with products and solutions and pre-payment of royalties by CA for OEM licensed products. The deferred revenue balance is approximately $1,090,000 as of June 30, 2006.

Cost of sales decreased as compared to the nine months ended June 30, 2005, by approximately $29,000, or 20%. Amortization of capitalized software development of approximately $89,000 is the largest component of cost of sales and is consistent for the current and comparable nine month periods. Gross profit for the current nine month period decreased by approximately $673,000, or 35%, as compared to the nine months ended June 30, 2005. The decrease is a result of the decrease in revenue during the current nine month period.

Selling and administrative expense decreased by approximately $272,000, or 14%, as compared to the nine months ended June 30, 2005. The decrease is due to the Company’s continued expense reduction plan during the prior twelve month period. The Company anticipates selling and administrative expenses to remain consistent for the remainder of the current fiscal year.

Depreciation and amortization increased by approximately $2,400 as compared to the nine months ended June 30, 2005 due to additions of capitalized office and test equipment during the current nine month period.

Research and development expense decreased by approximately $11,000, or 3%, as compared to the nine months ended June 30, 2005. Research and development expense will fluctuate up or down depending on the status and completion of projects. During the prior nine month period, the Company added developers which resulted in an increase in recurring research and development expense. During the current nine month period the Company has not contracted for any outsourcing of development which added to last years R & D expense. During the current nine month period, no development expense was capitalized under SFAS 86 for software development.

Operating loss for the current nine month period increased by approximately $392,000, or 109%, as compared to the nine months ended June 30, 2005. The increase in operating loss was due to a reduction in current year revenue during the Company’s transition to sales focused on OEM partners and channel selling which include the potential for much larger enterprise deals.

During the current nine month period ended June 30, 2006, the Company had net interest expense of approximately $293,000 as compared to net interest expense of approximately $168,000 during the nine month period ended June 30, 2005. The increase is due to non cash interest expense from the amortization of debt discount of approximately $175,000 during the nine month period. During the current nine month period the Company negotiated the extension of the maturity dates of $2,500,000 of debt, and issued an aggregate of 325,000 warrants valued at approximately $244,000 as part of the extension agreements. The warrant expense will be amortized over the term of the debt extensions and recorded on the Company’s financial statements as non cash interest.

LIQUIDITY AND CAPITAL RESOURCES

Cash balance for the quarter ended June 30, 2006 of approximately $374,000 showed an increase of approximately $154,000, or 70%, as compared to the cash balance at year end September 30, 2005. Increase in cash was due to a private placement investment of $600,000 for 697,674 shares of the Company’s common stock offset by cash utilized during the period. The Company is amortizing the CA prepayment over the term of the agreement with CA.

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

If the Company’s revenue projections for 2006 are not met, the operating plan calls for additional expense reductions in all non-technical and sales related functions. Without an increase in revenues during the remainder of the calendar year, the Company will reduce expenses to compensate for lack of continued revenue growth. No assurances can be given that the Company can achieve increased revenues or achieve profitability in 2006. The Company will require additional financing in order to expand its business and continue operations. Our working capital requirements in the foreseeable future will depend on a variety of factors including our ability to implement our sales and marketing plan. There can be no assurance that we will be able to successfully negotiate or obtain additional financing or the terms thereof. Our ability to obtain additional capital will be dependent on the implementation of our business plan, market conditions, the national economy and other factors outside our control. If adequate funds are not available or are not available at acceptable terms, our ability to finance our expansion, develop or enhance services or products or respond to competitive pressures would be significantly limited. The failure to secure necessary financing will have a material adverse effect on our business, prospects, financial condition and results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections”, which replaced Accounting Principles Board Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Changes in interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles and changes required by a new accounting standard when the standard does not include specific transition provisions. Previous guidance required most voluntary changes in accounting principle to be recognized by including in net income of the period in which the change was made the cumulative effect of changing to the new accounting principle. SFAS No. 154 carries forward existing guidance regarding the reporting of the correction of an error and a change in accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of SFAS No. 154 as of January 1, 2006 is not expected to have a material effect on the Company’s financial statements.

RISK FACTORS

We have yet to establish any history of profitable operations.

We have yet to establish any history of profitable operations. During the year ended September 30, 2005 we incurred an operating loss of $507,708. During the nine months ended June 30, 2006, we incurred an operating loss of $750,756. As a result, at June 30, 2006, we had an accumulated deficit of $20,868,884. Our revenues have not been sufficient to sustain our operations. Our profitability will require the successful commercialization of products, solutions and services. No assurances can be given as to if or when this will occur or that we will ever be profitable.

We will require additional financing to sustain our operations and without it we will not be able to continue operations.

At September 30, 2005 we had a cash balance of $220,186 as compared to a cash balance of approximately $374,000 at June 30, 2006. We will require additional financing in order to expand our business and continue operations. Our working capital requirements in the foreseeable future will depend on a variety of factors including our ability to implement our sales and marketing plan. There can be no assurance that we will be able to successfully negotiate or obtain additional financing or the terms thereof. Our ability to obtain additional capital will be dependent on the implementation of our business plan, market conditions, the national economy and other factors outside our control. If adequate funds are not available or are not available at acceptable terms, our ability to finance our expansion, develop or enhance services or products or respond to competitive pressures would be significantly limited.

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

Our competitors in the storage systems market consist of a small group of leading vendors, such as EMC, HP, IBM, Hitachi Data Systems and Network Appliance, and a cadre of hardware and software companies who OEM, remarket, or aggregate storage products from third parties.

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

As of June 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed in the reports the Company files and submits under the exchange act is recorded, processed, summarized, and reported as and when required.

(b)	Changes in Internal Controls

There were no changes in the Company’s internal controls or in other factors that could have significantly affected those controls during the quarter ended June 30, 2006.

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

CAMINOSOFT CORP

Date: August 11, 2006	By:	/s/ Stephen Crosson
Stephen Crosson, Chief Financial Officer

Date: August 11, 2006	By:	/s/ Michael Skelton
Michael Skelton, Chief Executive Officer

Exhibit 31
CERTIFICATION

I, Stephen Crosson, certify that:

1.	I have reviewed this Quarterly Report on Form 10-QSB of CaminoSoft Corp.;

2.
Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.
The small business issuer’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a.
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.
Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.
Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.
The small business issuer’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

a.
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

August 11, 2006	By: /s/ Stephen Crosson

Chief Financial Officer

Exhibit 31
CERTIFICATION

I, Michael Skelton, certify that:

1.	I have reviewed this Quarterly Report on Form 10-QSB of CaminoSoft Corp.;

2.
Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.
The small business issuer’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a.
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.
Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.
Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.
The small business issuer’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

a.
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

August 11, 2006	By: /s/ Michael Skelton

Chief Executive Officer

Exhibit 32

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the filing of the Quarterly Report on form 10-QSB for the Quarter Ended June 30, 2006 (the “Report”) by CaminoSoft Corp., the undersigned hereby certifies that:

1.	The Report complies in all material respects with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and
2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

/s/ Stephen Crosson
Stephen Crosson
Chief Financial Officer

Exhibit 32

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the filing of the Quarterly Report on form 10-QSB for the Quarter Ended June 30, 2006 (the “Report”) by CaminoSoft Corp., the undersigned hereby certifies that:

3.	The Report complies in all material respects with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and
4.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

/s/ Michael Skelton
Michael Skelton
Chief Executive Officer