Form 10KSB/A
period 2005-09-30
CAMINOSOFT CORP
filed 2006-10-23
CIK 907686

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-KSB/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended September 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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
YES ☒  NO ☐
Check mark indicates that the disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Check mark indicates whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act.)    Yes ☐   NO ☒

Issuer’s revenues for its most recent fiscal year were $2,637,201.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 1, 2005 was approximately $3,300,000.

Number of shares outstanding of each of the issuer’s classes of common stock as of December 1, 2005: 13,551,082 shares of common stock, no par value.

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

This Amendment is being filed to correct certain disclosures in Item 8A and make technical corrections to Exhibits 31.1 and 31.2.

PART I

Item 1. DESCRIPTION OF BUSINESS.

BUSINESS

OVERVIEW

We develop and manufacture software solutions that store, manage, and safeguard large quantities of data created in a business and application settings. Our software for Microsoft Windows 2000 and 2003 and Novell NetWare environments that enable organizations to maximize storage resources, reduce backup and recovery time and control file retention and are available worldwide through commercial distributors, value-added resellers, systems integrators and Original Equipment Manufacturers (“O.E.M.”) partners.

CaminoSoft Corp. was organized in 1983 as Interscience Computer Services, Inc. to be a third-party provider of maintenance services for computer hardware and related peripheral equipment. During 1998 and 1999 the hardware maintenance and high speed printing toner and fusing agent businesses were sold. On September 17, 1999, we acquired certain assets (the “Camino Assets”) from Camino Software Systems, Inc. (“Camino”) for 468,000 shares of our common stock and the assumption of $315,172 of certain Camino liabilities. The Camino Assets consisted of the name, Camino Software Systems, Inc., the Highway Server hierarchical data storage management (“HSM”) software, certain business contracts and intangible personal property. On April 17, 2000, we changed our name to CaminoSoft Corp. to reflect the change to a software sales and development firm.

In November 2001, we entered into a non-exclusive licensing and distribution agreement with Novell, Inc., which allowed Novell and its distribution channel partners to sell CaminoSoft’s suite of software solutions.

In January 2002, our “managed server and storage server” products for Novell NetWare operating systems were included for distribution on the Novell product price list. As of June 30, 2003, the products were removed at our request from the Novell price list and a new agreement, allowing Novell sales personnel to sell and promote our products, is now in place. We actively participate in Novell’s “technology partner” and PartnerNet “marketing partner” programs.

In July 2002, our products were certified as “ca smart,” Computer Associates’ certification for compatibility with its BrightStor Portal and ARCserve line of enterprise storage management solutions. We also became a Computer Associates “partner,” which opens up additional distribution channels for our products in conjunction with Computer Associates enterprise software.

In July 2002, our Managed Server HSM™ for Windows 2000 and 2003 operating systems received certification for compatibility from Microsoft. We are a member of the Microsoft “certified partner” program, which allows distribution partners to sell and distribute our Windows 2000/2003-based products.

In February 2003, we entered into a licensing and distribution agreement with Legato Systems, Inc. for marketing, distribution, future development and customer service of certain Legato products for Novell NetWare operating systems. The products specified are “Standby Server™ ” for NetWare, “SnapShotServer™ ” for NetWare, and “OFFSite Archive™ ” for NetWare. Legato has transitioned all customer service to us as of February 2003. We now have a broad base of products and solutions for the Novell NetWare storage market, which include failover, fault tolerance, mirroring, offsite archiving, and improved disaster recovery. We continue to sell and service these Novell NetWare specific products currently.

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

In February 2004, we joined EMC Corporation’s Centera Partner Program and completed the integration of The Managed Server storage management - Centera Edition with the EMC Centera Compliance Edition content addressed storage or CAS solution. EMC Centera represents an entirely new software-driven storage architecture specifically designed to address the information storage requirements of unchanging digital assets, such as print and mail electronic “reference” documents.

In February 2004, we completed the development of a product named Managed Client HSM™ for Windows XP. Based on CaminoSoft’s Managed Server HSM for Windows 2000/2003 solution, selected as a SIIA 2004 Codie Award “Best Storage Software” finalist, this innovative Windows XP-based product brings vital storage management capabilities to popular Microsoft desktops.

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

Managed Server HSM

Our Managed Server HSM software provides a solution for data management. Designed to meet the data storage management requirements for local area networks (“LAN”), wide area networks (“WAN”), and intranet environments, Managed Server HSM offers the ability to manage files on Microsoft Windows and Novell NetWare servers in environments where mass storage devices are deployed.

Our Managed Server HSM can accommodate large volumes of information. We have partnered with The Messaging Architects’ to provide a Novell GroupWise e-mail archiving solution. Their GWArchive product in conjunction with Managed Server HSM, addresses the archival and compliance needs of GroupWise e-mail users. For GroupWise customers who just want to manage the growth of their e-mail file attachments, as opposed to archiving and content searching, Managed Server HSM can manage GroupWise attachments as it does normal data files.

Our Managed Server HSM-Centera Proven Edition provides organizations with a storage hierarchy capable of significant expansion, while addressing regulatory requirements for data retention. Once relegated to optical disks, tape archives, or file cabinets, fixed content data is now being driven to Content Addressable Storage (“CAS”) solutions. Organizations running Novell NetWare and Microsoft Windows server environments can implement a structured, online data repository through which they can manage, access, and protect their fixed content data. All of the standard benefits of Managed Server HSM are now available for users of the EMC Centera. By applying a consistent set of policies, network system administrators can control the migration, location, and retention of files throughout their lifecycle across all storage tiers, including high-performance storage are network (“SAN”) and network attached storage (“NAS”) subsystems, general purpose disk arrays, and EMC Centera archives. Files migrated in such a way tend to become more fixed in nature over time as they move along the storage hierarchy. The Centera system’s combined features of fixed content optimization, high availability, scalability, and cost effectiveness make it very attractive as an archive solution for controlling the otherwise explosive growth of an organization’s primary storage infrastructure.

Our Managed Server HSM-Tivoli Edition directly operates with IBM Tivoli Storage Manager. It also provides a straightforward, cost effective solution for managing data storage across multiple tiers of storage, including Tivoli storage pool devices, SAN’s, RAID subsystems, NAS target appliances and general purpose servers. Managed Server HSM Tivoli Edition allows organizations to leverage existing investments in Tivoli software and hardware resources by making use of the storage capacity, high availability, security, and protection provided the Tivoli Storage Manager policies and infrastructure. It also allows organizations to better plan contemplated investment in Tivoli software and hardware by making available an automated multi-tiered storage environment based on the current and planned data growth of the organization.

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

OFFSite Archive for NetWare

OFFSite Archive for NetWare is an electronic data vaulting and disaster recovery product for NetWare servers that protect data in the event of a disaster by electronically transferring a stable point-in-time image of the data to an offsite location. OFFSite Archive automatically transfers data to be protected from a source server to a target server using the IPX or IP protocol over a LAN, WAN, or Internet connection. The latest version of OFFSite Archive allows multiple source servers to mirror data to a single remotely-located target server. OFFSite Archive uses SnapShotServer for NetWare (discussed below) technology to create snapshots of protected volumes of data. Each snapshot contains all of the data, or a pointer to the data, on the source server’s protected volume at the instant the snapshot was taken. This snapshot is then transferred from the source server to the target server. Through an initial synchronization, all of the data on the source server is mirrored to the target server. Then, after the initial synchronization, only the delta changes are sent to the target server. Since OFFSite Archive does not mirror data in real-time, a high-speed communications link is not required.

SnapShotServer for NetWare

SnapShotServer for NetWare gives an administrator more control of the back-up process. With the capability to capture live data at any time with SnapShotServer, open files or “live” databases can be backed-up at the administrator’s convenience. The program creates “snapshot” images of “live” data volumes at administrator-defined intervals. These snapshots can then be mounted as regular NetWare volumes and backed up by any NetWare approved back-up utility. When taking a snapshot of a volume, SnapShotServer creates a virtual image of the volume; there is no actual duplication of the entire volume. If changes are made to the original data after taking the snapshot, the program makes a copy of the original data before it is changed and stores that copy in its buffer. This buffer and the unchanged portions of the disk make up the snapshot volume, which provides a virtual image of the volume as it was at the time the snapshot was taken. SnapShotServer works with both StandbyServer and OFFSite Archive.

OUR STRATEGY

Our goal is to be a leading supplier of data management solutions that work seamlessly with major operating system and storage vendors’ hardware and software solutions and deliver advanced storage management for small, medium, and enterprise organizations.

As part of our current strategy:

•	We intend to continue to increase and leverage our base of partners, including OEMs, distributors, and value-added resellers (VARs).

•	We intend to further expand our international presence and partner base worldwide.

•	We intend to continue to focus on systems integrators and other strategic partners to open new avenues of distribution for our products and solutions.

•	Working at the field sales level with our strategic partners, we intend to leverage their expertise to provide joint solutions to their customer base.

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

Strategic Partnerships

To take advantage of the large NetWare customer installed base, we have partnered with firms such as Novell, Computer Associates, and EMC to solicit introductions into their accounts as an approved technology partner. We receive numerous leads generated from Novell’s website as a result of our partnership, whereby visitors to their website can search for third-party NetWare solutions and are provided access to our website link. We are also engaging Novell sales and service engineers at the field level to gain introductions and access to their accounts. Our ability to support both Netware and Windows is an advantage no matter which operating system an account wishes to acquire.

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

IBM has certified our Managed Server products with Ready for IBM Tivoli Software validation. The Company can now offer its suite of data management solutions for use in existing and future IBM Tivoli Storage Manager environments. Managed Server HSM Tivoli Edition will provide users of Tivoli back up and Tivoli storage pools the full range of benefits provided by automated multi-tiered HSM. Our strategic plan includes leveraging these capabilities and IBM’s distribution channel to help the Company promote this relationship and new product offerings in the upcoming fiscal year.

Channel Partnerships

In addition to working with large storage vendors to gain assess to their installed base of customers, CaminoSoft is expanding its value added reseller (“VAR”) program to recruit high-end storage resellers, VARs, and Systems Integrators to do the same with their customer base. During the prior fiscal year we announced a Premier Reseller program to target these high-end channel partners with a goal of having broad geographic and industry coverage.

Working with our strategic partner storage vendors, we intend to bring on additional non-exclusive distributors worldwide that support our strategy and open new markets for our ILM solutions. The strategic partner relationships developed during the current fiscal year will also open additional distribution channels not previously available to the Company.

Technology Partnerships

To assist us in providing as much of a complete solution as possible for our target markets and clients, we will continue to establish technology partnerships that broaden our product portfolio. We signed an integration and distribution agreement with Pegasus Disk Technologies to distribute InveStore archive management software drivers for UDO, magneto-optical, and DVD management. The Company also completed certification testing and announced solutions combining Managed Server HSM for NetWare and Windows 2000/2003 with nStor’s NexStor® 4700 Serial ATA data storage systems. The combination provides users with reliable lower cost storage, and increased data availability for storing migrated information from expensive production storage.

We have also established partnerships with two firms that provide e-mail archiving solutions: The Messaging Architects (Novell GroupWise e-mail systems) and Executive Technologies (Microsoft Exchange/Outlook email systems). Together, we provide the basic platform for e-mail and electronic document retention policy compliance.

Item 2. DESCRIPTION OF PROPERTY

As of December 1, 2005, the Company leases one office facility in Westlake Village, California for the Company’s executive offices pursuant to a lease extension expiring January 31, 2008, at a rental rate of $9,368 per month. As of December 1, 2005 the Company leases a development and customer service office in Orem, Utah pursuant to a lease expiring on December 31, 2005, at a rental rate of $1,700 per month. The lease is extendable pursuant to two one year lease extensions.

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

	Common Stock Sales Prices
Symbol “CMSF”	High	Low

October 1, 2003 - December 31, 2003	$0.45	$0.36

January 2, 2004 - March 31, 2004	$0.62	$0.38

April 1, 2004 - June 30, 2004	$0.63	$0.40

July 1, 2004 - September 30, 2004	$0.65	$0.39

October 1, 2004 - December 31, 2004	$0.85	$0.35

January 3, 2005 - March 31, 2005	$0.75	$0.42

April 1, 2005 - June 30, 2005	$0.68	$0.35

July 1, 2005 - September 30, 2005	$1.90	$0.55

October 1, 2005 - December 15, 2005	$1.40	$1.10

As of December 15, 2005, there were 149 holders of record of the Company’s common stock. To date, the Company has not declared or paid any cash dividends with respect to its Common Stock, and the current policy of the Board of Directors is to retain earnings, if any, to provide for the growth of the Company. Consequently, no cash dividends are expected to be paid on the Common Stock in the foreseeable future.

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

In December 2003, we completed certification of Pegasus Disk Technologies archive management software for use in conjunction with our data movement and lifecycle management solutions. The partnership allows us to create a virtualized data pool that expands secondary storage onto any number of archive devices while simplifying management of those resources. The combined solution allows organizations to meet strict compliance regulations and optimize storage investment and utilization. Also in December 2003, we announced completion of the “library edition” which allows comprehensive tape library management support for our information lifecycle management solutions. The Library Edition offers all of the features of our standard Managed Server HSM software and extends this functionality by providing the additional capability to migrate files further along a storage hierarchy to tape libraries, autoloaders, and jukeboxes from leading vendors such as Hewlett Packard, StorageTek, ADIC and Overland Data.

In February 2004, we completed integration of the Managed Server HSM software with EMC Corporations Centera and Centera Compliance edition content addressable storage. We also entered into EMC Corporations Centera Partner Program. Our Managed Server HSM, Centera Edition enables customers to better manage utilization of storage resources throughout the enterprise. Our Managed Server Centera package combines data management and storage scalability which are requirements that are increasing in the markets we serve. Also in February 2004, we released “Managed Client HSM(™)” for Windows XP. The new product provides the ability to automatically migrate, recall, and delete files based on age and activity criteria, supporting standard Windows XP infrastructures including wireless communications. “Managed Client HSM(™)” adds another dimension of scalability and affordability to our ILM suite of products and solutions. “Managed Client HSM(™)” provides the same type of automated data movement and management as the managed server products while running on workstations or home user pc’s or lap tops. It allows IT administrators to now protect user information that was stored on the workstation in the enterprise IT storage environment for back up and replication.

On June 30, 2005 the Company signed an OEM software licensing and distribution agreement with Computer Associates International, Inc. (“CA”). The Company will provide Windows HSM, both server and client editions along with Managed Server Library Edition private labeled for CA’s distribution. The Company received a non refundable $250,000 payment in July 2005 and has delivered with CA’s full acceptance the CA branded and licensed versions of the licensed products. The agreement calls for two royalty pre-payments, the first for $500,000 was received during October 2005. The second scheduled pre payment of $250,000 is due on the anniversary date of the contract, June 30, 2006. As of the date of this filing CA has launched BrightStor HSM as part of the CA, BrightStor suite of products. The Company will receive quarterly royalty payments for CA’s sales of the licensed products. The initial agreement is for three years and is automatically renewable in one year increments.

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

Revenue for products licensed to original equipment manufacturers (OEM’s), and perpetual licenses for current products in our server based data management suite of products is recognized as products are shipped. If annual service is a part of the sale agreement that portion of the revenue is recorded as unearned due to undelivered elements including, annual telephone support and the right to receive unspecified upgrades/updates of our data management products on a when-and-if-available basis. Unspecified upgrades, or patches, are included in our product support fee. The upgrades are delivered only on a when-and-if-available basis and as defined in SOP 97-2, are considered Postcontract Customer Support (“PCS”). Vendor-specific objective evidence does exist for these services in the aggregate; however, no vendor-specific objective evidence exists for the unspecified upgrades on a stand alone basis. When-and-if-available deliverables should be considered in determining whether an arrangement includes multiple elements; however, SOP 97-2 states that if sufficient vendor-specific objective evidence does not exist for the allocation of revenue to the various elements of the arrangement, and if the only undelivered element in an arrangement is PCS, the entire fee for the support should be recognized ratably. Because the timing, frequency, and significance of unspecified upgrades/updates can vary considerably, the point at which unspecified upgrades/updates are expected to be delivered should not be used to support income recognition on other than a straight-line basis. As such, the Company recognizes the product support fee consisting of PCS and unspecified upgrades/updates ratably over the service contract period.

RESULTS OF OPERATIONS

FISCAL YEARS ENDED SEPTEMER 30, 2005 AND SEPTEMBER 30, 2004

During the current fiscal year, the Company continued to focus on development of features and upgrades on products, while expanding their functionalities to other operating platforms including Windows 2000. The Company has continued its sales and marketing strategy to focus on development and support for its data storage and management solutions and high availability solutions, while utilizing its partners’ sales, marketing and distribution channels. Revenues for the current fiscal year increased by approximately 110%, from $1,254,000 in fiscal year 2004 to $2,637,000 for the current fiscal year. The revenue increase was a result of an increase in sales of the Company’s Managed Server HSM products for Novell NetWare and Microsoft Windows operating systems. Sales for the Company’s software products were approximately $2,011,000 or 76% of the total revenue for the current fiscal year; annual service contracts constituted approximately 21% or approximately $556,000, and the remaining 3% of revenue was derived from installation and other services. The high availability products, StandbyServer and OFFSite Archive for NetWare accounted for approximately 13% of the total product sale revenue as compared to 26% in the prior fiscal year, with the Company’s core HSM technology for both NetWare and Windows representing the other 87% of the total product sale revenue for the current fiscal year. Billings for annual service contracts increased during the current fiscal year due to increased product sales of the Company’s HSM product line. Deferred revenue increased from approximately $250,000 in the fiscal year ended September 30, 2004 to approximately $1,278,000 for the current fiscal year. The large increase in deferred revenue was due to several factors including $750,000 in deferred revenue from committed royalty prepayments from Computer Associates which accounted for approximately 59% of the total deferred revenue. The remaining increase in deferred revenue of approximately $278,000 is due to increased sales of the Company’s HSM products during the current fiscal year. Cost of sales decreased from approximately $247,500 in the last fiscal year to approximately $213,000 in the current fiscal year representing a decrease of approximately 14%, the reduction is due to a decrease in additional sales of hardware during the current fiscal year, which create additional cost of sales with each sale that includes hardware. Cost of sales as a percentage of revenue decreased from approximately 20% in fiscal year ended September 30, 2004 to approximately 8% during the current fiscal year. Gross profit increased by approximately 141% or $1,418,000 from $1,006,000 in fiscal year 2004 to $2,424,000 in fiscal year 2005 the increase in gross profit results from the Company’s increased revenue from product sales during the current fiscal year.

Selling and administrative expenses for the current year were approximately $2,439,000, a decrease of approximately $217,000 or 8% as compared to fiscal year 2004. The decrease was a result of the Company’s continued effort to minimize overhead expenses while maintaining revenue gains from its partner and channel distribution strategy. The change from a direct sales approach to one of a support role for the Company’s OEM partners sales forces continued during the fiscal year, which reduced wage expense related to direct selling, while increasing the expense related to marketing and sales support for our OEM partners distribution channels. The Company intends to continue expansion of the sales and marketing support areas to train both technical support teams and sales forces for the Company’s current and future distribution, and business partners.

Depreciation and amortization expense for the fiscal year of $19,000 showed an increase of approximately 94% or $9,200 as compared to fiscal year ended September 30, 2004. The depreciation expense increase is due to additional office and test equipment purchased during the current fiscal year.

Research and development expense for the current year was approximately $474,000 as compared to approximately $284,000 for fiscal year 2004. This increase is part of the ongoing plan to stabilize the product line, while adding features and upgrades and additional partner product integration to the original HSM software products. During the current fiscal year, the Company completed and certified its Managed Server HSM with EMC Centera, creating Managed Server HSM Centera Proven Edition. During the current fiscal year the Company also certified its Managed Server HSM products with IBM Tivoli storage resource manager. The Company now offers Managed Server HSM Tivoli Edition. During the current fiscal year the Company also developed through a development outsourcing contract a direct CIFS connection technology to connect Novell NetWare servers to Microsoft Windows servers. This contract was started and completed during the year for a total price of $50,000. The Company began new research and development projects during the second half of the current year and plans to continue the research and development program at an increased rate during the coming year. As projects complete and become viable the Company expects to capitalize portions of the development expense during the upcoming fiscal year. The Company has also added additional consulting development resources during the current fiscal year which contributed to the increase in research and development expense during the current fiscal year. These development project completions have added to the Company’s ability to gain additional market access through the sales and distribution channels of companies like EMC, IBM and Computer Associates.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company incurred a net loss of $770,409 and $2,144,075 for the years ended September 30, 2005 and 2004, respectively, and has an accumulated deficit of $19,825,390 as of September 30, 2005. The Company will require additional financing in order to expand its business and continue operations. The Company’s working capital requirements in the foreseeable future will depend on a variety of factors including its ability to implement its sales and marketing plan. If adequate funds are not available or are not available at acceptable terms, the Company’s ability to finance its expansion, develop or enhance services or products or respond to competitive pressures would be significantly limited.

During fiscal year 2005, the Company’s cash position decreased by approximately $201,000, from approximately $421,000 on September 30, 2004 to $220,000 on September 30, 2005. The Company increased revenues during the fiscal year yet is still not at a break even point operationally resulting in the decrease in cash. The accounts receivable balance as of September 30, 2005 increased by approximately $829,000 or 388% as compared to the fiscal year ended September 30, 2004. The increase in receivables is due to $750,000 in guaranteed pre-paid royalties from the CA licensing and distribution agreement which are due during the upcoming fiscal year and approximately $80,000 increase in the normal operating receivables in connection with increased sales during the current fiscal year.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The following summarizes our contractual obligations at September 30, 2005 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

	Payments due by Period
	Total	Less than 1-year	1-3 Years	4-5 Years	After 5 Years
Notes payable	$2,500,000	$750,000	$1,750,000	$—	$—
Interest notes
Payable	218,750	148,750	70,000
Employment
Agreements	159,000	159,000
Operating leases	283,440	119,258	164,182	—	—
	$3,161,190	$1,177,008	$1,984,182	$—	$—

Except for the operating leases and employment agreements above, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 7. FINANCIAL STATEMENTS

The following is a list of financial statements filed herewith:

Consolidated Balance Sheets as of September 30, 2005 and September 30, 2004

Consolidated Statements of Operations for the years ended September 30, 2005 and 2004

Consolidated Statements of Shareholders’ Deficiency for the years ended September 30, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended September 30, 2005 and 2004

Notes to Consolidated Financial Statements

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 25, 2005 the Audit Committee of the Company’s Board of Directors dismissed BDO Seidman, LLP (“BDO”) as its independent accountants. On October 25, 2005, the Audit Committee of the Company’s Board of Directors engaged Weinberg & Company, P.A. to serve as the Company’s independent accountants and to audit its financial statements for the fiscal year ended September 30, 2005. During the Company’s two prior fiscal years and the period from October 1, 2005 through the date of its dismissal, there have been no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of BDO would have caused it to make reference thereto in its reports on the Company’s financial statements. In addition, for the same periods, there have been no reportable events (as defined in Regulation S-B Item 304(a)(1)(iv)(B)).

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed in the reports the Company files and submits under the exchange act is recorded, processed, summarized, and reported as and when required.

(b)	Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect such control that occurred during the Company’s last fiscal quarter.

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

Item 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by the Company for its fiscal years ended September 30, 2005, 2004, and 2003 to its Chief Executive Officer and Chief Financial Officer (the “Named Executive Officers”). No other executive officer received compensation which exceeded $100,000 for the fiscal year ended September 30, 2005.

ANNUAL COMPENSATION					Long Term Compensation
NAME AND PRINCIPAL POSITION	FISCAL YEAR ENDED SEPTEMBER 30,	SALARY	BONUS	ALL OTHER COMPENSATION	Awards Securities Underlying Options SARs
Michael Skelton,	2005	$168,000	39,000	—	—
Chief Executive Officer	2004	$168,000	—		1,400,000
Stephen Crosson,	2005	$150,000	39,000	—	100,000
Chief Financial Officer,	2004	$150,000	—	—	300,000
Chief Operating Officer, Corporate Secretary & Director	2003	$137,500	—	—	200,000

OPTION GRANTS IN 2005

The following table sets forth certain information regarding option grants to the Named Executive Officers during the fiscal year ended September 30, 2005.

NAME	Number of Securities Underlying Options Granted	Percentage of Total Options Granted to Employees In 2004	Average Exercise Price Per Share	Expiration Date
Michael Skelton	—	—	—	—
Stephen Crosson	—	—	—	—

OPTION EXERCISES AND FISCAL YEAR-END VALUES

	Shares		Number of Securities Underlying Unexercised Options at Year-End		Value of Unexercised in the Money Options at Year-End
Name	Acquired On Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Michael Skelton	—	—	—	—	—	—
Stephen Crosson	—	—	—	—	—	—

There were no options exercised by the Named Executive Officers during fiscal year 2005.

CODE OF ETHICS

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer and principal accounting officer.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of December 1, 2005 by (I) each person who is known by the Company to own beneficially more than 5% of the Company’s outstanding Common Stock; (ii) each of the Company’s directors; (iii) the named Executive Officers; and (iv) executive officers and directors of the Company as a group:

	COMMON STOCK (1)
NAME AND ADDRESS (2)	NUMBER OF SHARES		PERCENTAGE OF OUTSTANDING (3)
Robert Pearson (4)	—		—

Robert Degan	268,000	(5)	—

Steven Spector	357,600	(6)	—

Walter Kornbluh	1,079,245	(7)	7.50

Stephen Crosson	1,205,770	(8)	8.30

Renaissance Capital Growth & Income Fund III, Inc	5,161,311	(9)	34.02
8080 N. Central Expressway
Suite 210
Dallas, Texas 75206

Renaissance US Growth & Income Trust PLC	4,210,527	(10)	27.88
8080 N. Central Expressway
Suite 210
Dallas, Texas 75206

BFSUS Special Opportunities Trust PLC	6,605,112	(11)	36.31
8080 N. Central Expressway
Suite 210
Dallas, Texas 75206

Michael Skelton	1,441,785	(12)	9.64

All executive officers and
directors as a group
(5 persons)	4,352,400		25.18

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
(3)  Based on 13,551,082 shares of Common Stock outstanding, as of December 1, 2005.
(4)  Does not include any shares owned by the Renaissance Funds described in the table. Mr. Pearson is an executive officer of Renaissance Capital Group, Inc. (“RCG”) which is the investment advisor to the Renaissance Funds and BFS US and the investment manager of Renaissance U.S.
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

Equity Compensation Plan Information

The following table sets forth certain information regarding the Company’s 2000 Stock Option Plan. All information set forth below is as of September 30, 2005, pursuant to applicable regulations.

	Number of Securities to Be issued upon exercise Of outstanding options, Warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities warrants and rights warrants and rights reflected in (a)) (a) (b) (c)
Equity compensation Plans approved by Security holders	9,281,587	$0.93	1,396,750

Equity compensation Plans not approved by Holders	—	—	—

TOTAL	9,281,587	$0.93	1,396,750

Shareholder Approved Plans:

The 2000 Stock Option Plan

The Company’s shareholders approved the 2000 Stock Option Plan as amended (the “Plan”) in April 2001. Currently, the Plan authorizes the grant of options to purchase up to 6,000,000 shares of the Company’s Common Stock, of which options to purchase 1,018,750 shares were available for future issuance as of December 15, 2005.

Non-Shareholder-Approved Plans:

There are no Non-Shareholder Approved Plans as of December 15, 2005.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On November 27, 2002, the Company entered into a $1,000,000 6% Convertible Debenture Agreement with BFS US (the “BFS US Debenture”). The full amount was drawn during the fiscal year ended September 30, 2003. Interest of 6% per annum will be paid in monthly installments for three years based on the unpaid principal balance. The BFS US Debenture matures on November 27, 2005, at which time the unpaid Principal Amount, and all accrued and unpaid interest and other charges, fees, and payments will be due and payable. The conversion price is set at $1.00 unless, however, the five (5)-day average closing price for the Company’s common stock immediately prior to a disbursement is below $1.00, in which case, such five (5)-day average shall become the Conversion Price. As of September 30, 2005, we had a note payable principal balance of $1,000,000 in connection with this convertible debenture and no further funds available to borrow on this debenture. The debenture has certain non-operating covenants associated with the loan. During the fiscal year and as of September 30, 2005, the Company was in compliance with these covenants.

During July 2003, the BFS US entered into a $750,000 6% Convertible Debenture with the Company. The full amount was drawn during the fiscal year ended September 30, 2003. Interest at a rate of 6% per annum is payable in monthly installments for 26 months based on the unpaid principal balance. The debenture matures on November 27, 2005, at which time the unpaid Principal Amount, and all accrued and unpaid interest and other charges, fees, and payments then due under the debenture will be due and payable in full. The debenture is convertible, at the option of the holder into shares of the Company’s common stock, with an initial conversion price of $0.50 per share. However, if the five (5)-day average closing price for the Common Stock immediately prior to each disbursement is below the $0.50 initial conversion price, the average closing price for such period shall become the conversion price. As of September 30, 2004, we had a note payable principal balance of $750,000 in connection with this convertible debenture and no further funds available to borrow on this debenture. The debenture has certain non-operating covenants associated with the loan. During the fiscal year and as of September 30, 2005, the Company was in compliance with these covenants.

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

On December 18, 2003 the Company issued to the Renaissance Funds, BFS US and Renaissance US in a private placement an aggregate of 3,243,243 shares of common stock and 5-year warrants to purchase an aggregate of 3,243,243 shares with 50% of the warrants at an exercise price of $0.74 per share and 50% at an exercise price of $1.11 per share for $1,200,000. The investors are affiliated with Renaissance Capital Group, Inc. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

Exhibit 31     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

(b)          Reports on Form 8-K.

None

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

During the Company’s prior fiscal year, BDO Seidman LLP, was the Company’s principal accountant and billed $60,000 for professional services for the audit of the Company’s annual financial statements and review of the Company’s financial statements included in the Company’s Form 10-QSB’s. On October 25, 2005 the Audit Committee of the Company’s Board of Directors dismissed BDO Seidman, LLP as its independent accountants. On October 25, 2005, the Audit Committee of the Company’s Board of Directors engaged Weinberg & Company, P.A. (“Weinberg”) to serve as the Company’s independent accountants and to audit its financial statements for the fiscal year ended September 30, 2005. The estimated fees for professional services associated with the audit of the Company’s annual financial statements and review of the Company’s financial statements included in the Company’s Form 10-QSB’s for the upcoming fiscal year are $56,000.

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

Signature	Capacity	Date

/s/ STEPHEN CROSSON	Chief Financial Officer,	October 19, 2006
Stephen Crosson	Chief Operating Officer Secretary, Treasurer and Director

/s/ ROBERT PEARSON	Director	October 19, 2006
Robert Pearson

/s/ ROBERT DEGAN	Chairman of the Board	October 19, 2006
Robert Degan

/s/ RUSSELL CLEVELAND	Director	October 19, 2006
Russell Cleveland

/s/ MICHAEL SKELTON	Chief Executive Officer,	October 19, 2006
Michael Skelton	Director

/s/ Lee Pryor	Director	October 19, 2006
Lee Pryor

CAMINOSOFT CORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors:
CaminoSoft Corporation

We have audited the accompanying consolidated balance sheet of CaminoSoft Corporation as of September 30, 2005 and the related consolidated statements of operations, shareholders’ deficiency and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

We have audited the accompanying consolidated balance sheet of CaminoSoft Corp. as of September 30, 2004 and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CaminoSoft Corp. at September 30, 2004 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP

Los Angeles, California
November 24, 2004

CAMINOSOFT CORP.
CONSOLIDATED BALANCE SHEETS

	September 30,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$220,186	$421,344
Accounts receivable, net of allowance of $20,000 and $20,000 respectively	1,043,176	213,678

Total Current Assets	1,263,362	635,022

Property and Equipment, net of accumulated depreciation of $50,678 and $31,730	36,147	41,050

Software, net of accumulated amortization of, $597,041 and $478,829	230,349	348,561

Deposits	11,282	11,642

Deferred Financing Costs	262,075	187,075

Total Assets	$1,803,215	$1,223,350

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable	$191,285	$91,319
Accrued liabilities	116,238	145,733
Deferred revenues	1,278,290	250,304
Notes payable, current portion, net of discount of $129,980 and $0	620,020	-

Total Current Liabilities	2,205,833	487,356

Notes Payable, net of discount of $14,689 and $359,386	1,735,311	2,140,614

Total Liabilities	3,941,144	2,627,970

Common stock, no par value; authorized 100,000,000 shares; issued and outstanding 13,551,082 and 13,462,750 shares	17,687,461	17,650,361

Accumulated Deficit	(19,825,390)	(19,054,981)

Total Shareholders' Deficiency	(2,137,929)	(1,404,620)

Total Liabilities and Shareholders' Deficiency	$1,803,215	$1,223,350

See accompanying notes to consolidated financial statements.

CAMINOSOFT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED
	SEPTEMBER 30,
	2005	2004

SALES	$2,637,201	$1,253,610

COST OF SALES	213,423	247,515

GROSS PROFIT	2,423,778	1,006,095

OPERATING EXPENSES
Sales and administrative	2,438,708	2,655,657
Depreciation	18,948	9,744
Research & Development	473,830	284,410

Total Operating Expenses	2,931,486	2,949,811

Loss From Operations	(507,708)	(1,943,716)

OTHER INCOME (EXPENSE)
Interest expense	(262,717)	(200,380)
Interest income	16	21

Total Other Income (Expense)	(262,701)	(200,359)

Net Loss	($770,409)	($2,144,075)

Weighted average number of common shares outstanding:
(basic and diluted):	13,506,795	12,390,202

Net loss per common share:
(basic and diluted)	($0.06)	($0.17)

See accompanying notes to Consolidated Financial Statements

CAMINOSOFT CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance, at October 1, 2003	9,879,371	$15,951,333	($16,910,906)	($959,573)

Common stock and warrants issued in private placement	3,243,243	1,200,000		1,200,000

Common stock issued for equity line	340,136	187,075		187,075

Warrant to purchase common stock issued in connection with financing		311,953		311,953

Net loss			(2,144,075)	(2,144,075)

Balance, at September 30, 2004	13,462,750	17,650,361	(19,054,981)	(1,404,620)

Common stock issued for legal services	4,762	2,000		2,000

Common stock issued for employee bonus	83,570	35,100		35,100

Net loss			(770,409)	(770,409)

Balance, at September 30, 2005	13,551,082	$17,687,461	($19,825,390)	($2,137,929)

See accompanying notes to Consolidated Financial Statements

CAMINOSOFT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED
	SEPTEMBER 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	($770,409)	($2,144,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in allowance for doubtful accounts	-	14,313
Depreciation and amortization	137,160	127,956
Common stock issued for services and bonus	37,100	-
Amortization of debt discount	214,717	84,736
Changes in operating assets and liabilities:
Accounts receivable	(829,498)	23,046
Prepaid expense	(75,000)	6,000
Deposits and other	360	150
Accounts payable and accrued expenses	70,471	(33,649)
Deferred revenue	1,027,986	(14,251)
Net cash used in operating activities	(187,113)	(1,935,774)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	(14,045)	(29,664)

Net cash used in investing activities	(14,045)	(29,664)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on notes payable	125,000	750,000
Repayment on notes payable	(125,000)	-
Proceeds from the issuance of common stock	-	1,200,000

Net cash provided by financing activities	-	1,950,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(201,158)	(15,438)

CASH AND CASH EQUIVALENTS, beginning of year	421,344	436,782

CASH AND CASH EQUIVALENTS, end of year	$220,186	$421,344

Supplemental non-cash financing and investing activities
Cash paid for:
Interest	$161,510	$115,644
Income taxes	$0	$0

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

The Company’s working capital requirements in the foreseeable future will depend on a variety of factors including its ability to implement its sales and marketing plan. The Company plans to continue to focus on the integration of its products and solutions with O.E.M. partner products for sales and distribution. This includes selling products through the distribution channels of the partners. The Company has new arrangements, which it believes will generate higher levels of revenue in fiscal 2006. Management has developed additional contingency plans to ensure expenses can be reduced and brought in line with revenues achieved during 2006, allowing the Company to extend the operating capital. The Company currently expects that the new financing will provide sufficient cash to fund its projected operations for the immediately foreseeable future and believes additional financing will be available if and when needed (See Note 9). If the Company is unable to achieve projected operating results and/or obtain such additional financing if and when needed, management will be required to curtail growth plans and scale back development activities. No assurances can be given that the Company will achieve increased revenues. Further, no assurances can be given that the Company’s current financing will be sufficient to support the Company’s planned level of operations. If adequate funds are not available or are not available at acceptable terms, the Company’s ability to finance its expansion, develop or enhance services or products or respond to competitive pressures would be significantly limited.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and deferred revenues as reflected in the financial statements approximate fair value because of the short-term maturity of these instruments. The estimated fair value of long term obligations is based on borrowing rates currently available to the Company for loans with similar terms and maturities

PROPERTY AND EQUIPMENT

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

Revenue for products licensed to original equipment manufactures (OEM’s), and perpetual licenses for current products in our server based data management suite of products is recognized as products are shipped. If annual service is a part of the sale agreement that portion of the revenue is recorded as unearned due to undelivered elements including, annual telephone support and the right to receive unspecified upgrades/updates of our data management products on a when-and-if-available basis. Unspecified upgrades, or patches, are included in our product support fee. The upgrades are delivered only on a when-and-if-available basis and as defined in SOP 97-2, are considered, Postcontract Customer Support (“PCS”). Vendor-specific objective evidence does exist for these services in the aggregate; however, no vendor-specific objective evidence exists for the unspecified upgrades on a stand-alone basis. When-and-if-available deliverables should be considered in determining whether an arrangement includes multiple elements; however, SOP 97-2 states that if sufficient vendor-specific objective evidence does not exist for the allocation of revenue to the various elements of the arrangement, and if the only undelivered element in an arrangement is PCS, the entire fee for the support should be recognized ratably. Because the timing, frequency, and significance of unspecified upgrades/updates can vary considerably, the point at which unspecified upgrades/updates are expected to be delivered should not be used to support income recognition on other than a straight-line basis. As such, the Company recognizes the product support fee consisting of PCS and unspecified upgrades/updates ratably over the service contract period.

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

CONCENTRATIONS

During the years ending September 30, 2005 and 2004, the Company had 2 major customers each year whose revenue volume comprised approximately 58% and 27%, respectively, of the Company’s total revenue. As of September 30, 2005 and 2004 the amounts due from these customers was $53,340 and $77,748, respectively, and is included in accounts receivable in the accompanying financial statements.

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

STOCK-BASED COMPENSATION

The Company accounts for employee stock options or similar equity instruments in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, in Interpretation of APB 25” (“FIN 44”). SFAS No. 123 defines a fair-value-based method of accounting for employee stock options or similar equity instruments. This statement gives entities a choice to recognize related compensation expense by adopting the new fair-value method or to measure compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees”, (“APB25”) the former standard. If the former standard for measurement is elected, SFAS No. 123 requires supplemental disclosure to show the effect of using the new measurement criteria. The Company currently uses the disclosure standards of SFAS 123, as amended by SFAS 144, but accounts for stock based compensation using APB 25.

CAMINOSOFT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All stock options issued to employees have an exercise price not less than the fair market value of the Company’s common stock on the date of the grant, and in accordance with accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company’s financial statements. Had compensation cost for stock-based compensation been determined based on the fair value on the grant dates consistent with the method of SFAS 123, the Company’s net loss and loss per share for the years ended September 30, 2005 and 2004 would have been increased to the pro forma amounts presented:

	2005	2004
Net loss, as reported	$(770,409)	$(2,144,075)
Add: Stock-based employee compensation
included in reported net loss	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all award	(180,650)	(541,950)

Net loss, pro forma	$(951,059)	$(2,686,025)

Basic and diluted net loss per common share, as reported	$(.06)	$(.17)
pro forma	$(.07)	$(.22)

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

CAMINOSOFT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2004, the FASB issued Statement Accounting Standard (“SFAS”) No. 153 “Exchanges of Nonmonetary Assets”. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The provisions of this Statement should be applied prospectively. The adoption of this pronouncement is not expected to have material effect on the Company’s financial statements.

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement No. 154 (“SFAS No. 154”), Accounting Changes and Error Corrections, which replaced Accounting Principles Board Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Changes in Interim Financial Statements. SFAS No. 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles and changes required by a new accounting standard when the standard does not include specific transition provisions. Previous guidance required most voluntary changes in accounting principle to be recognized by including in net income of the period in which the change was made the cumulative effect of changing to the new accounting principle. SFAS No. 154 carries forward existing guidance regarding the reporting of the correction of an error and a change in accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of SFAS No. 154 as of January 1, 2006 is not expected to have material effect on the Company’s financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30,
	2005	2004
Furniture and fixtures	$13,084	$13,084
Test and training equipment	73,741	59,696

	86,825	72,780
Less accumulated depreciation	(50,678)	(31,730)

	$36,147	$41,050

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

	September 30,
	2005	2004
Software	$827,390	$827,390

Less accumulated amortization	(597,041)	(478,829)

	$230,349	$348,561

Amortization expense of $118,212 and $118,212 for the years ending September 30, 2005 and 2004 has been reflected in cost of sales in the accompanying statement of operations.

CAMINOSOFT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - NOTES PAYABLE

In December 2002, the Company issued a 6% unsecured convertible debenture for up to $1,000,000. The Company made monthly draws based on cash flow to replenish operating funds. The full amount was drawn during the fiscal year ended September 30, 2003. Interest of 6% per annum will be paid in monthly installments for three years based on the unpaid principal balance. The debenture matures on November 27, 2005, at which time the unpaid principal amount and all accrued and unpaid interest will become due and payable in full. The debenture is convertible into shares of the Company’s common stock, with the initial conversion price of $1.00 per share. However if the five day average closing price for the Company’s common stock immediately prior to a disbursement is below the $1.00 initial conversion price, the average closing price for such period shall become the conversion price. The funds were used to help fund operations and accelerate the business plan. As of September 30, 2005, the Company had a note payable principal balance of $1,000,000 in connection with this convertible debenture and no further funds available to borrow on this debenture. The debenture has certain non-operating covenants associated with the loan. During the fiscal year and as of September 30, 2005, the Company was in compliance with these covenants. Subsequent to the current fiscal year end of September 30, 2005 the Company negotiated an extension of the convertible debenture until May 27, 2007(See Note 9).

During July 2003, the Company issued another 6% unsecured convertible debenture for up to $750,000. The Company made a single draw for the full amount of the debenture to replenish operating funds. Interest at a rate of 6% per annum is payable in monthly installments for 26 months based on the unpaid principal balance. The debenture matures on November 27, 2005, at which time the unpaid principal amount and all accrued and unpaid interest will become due and payable in full. The debenture is convertible, at the option of the holder, into shares of the Company’s common stock, with an initial conversion price of $0.50 per share. However, if the five day average closing price for the Common Stock immediately prior to each Disbursement is below the $0.50 initial conversion price, the average closing price for such period shall become the conversion price. As of September 30, 2005 the Company had borrowed $750,000, the entire amount available. The debenture has certain non-operating covenants associated with the loan. During the fiscal year and as of September 30, 2005, the Company was in compliance with these covenants. Subsequent to the current fiscal year end of September 30, 2005 the Company negotiated an extension of the convertible debenture until May 27, 2007 (See Note 9).

During July 2004, the Company was issued a $750,000 two year unsecured loan. The loan matures on July 19, 2006 at which time the unpaid principal and all accrued and unpaid interest will become due and payable. The note calls for monthly interest payments of 7% of the outstanding principal balance beginning September 1, 2004. In connection with the loan, the Company issued 5 year warrants to purchase 1,415,094 shares of its common stock at $0.53 per share. The warrants issued were valued at $311,953 using the Black Scholes method, and have been recorded on the Company’s financial statements as debt discount, and are being expensed ratably over the term of the loan. As of September 30, 2005, the unamortized portion of the debt discount was $129,890.

CAMINOSOFT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Annual principal payments for fiscal years 2006 and 2007, after the loan extensions described above and in Note 9, are as follows:

Year ending September 30,
2006	$750,000
2007	1,750,000

Total	$2,500,000

NOTE 5 - SHAREHOLDER’S DEFICIENCY

During the year ended September 30, 2004, the Company issued 3,243,243 warrants to purchase the Company’s common stock at prices ranging from $0.74 to $1.11 to investors in a private placement of 3,243,243 shares of the Company’s common stock for $1,200,000.

During the year ended September 30, 2004, the Company issued 1,415,094 warrants to purchase the Company’s common stock at $0.53 per share with a fair value of $311,953 in connection with a 7% 2 year $750,000 loan to the Company (Note 4). The fair value was recorded as debt discount on the Company’s financial statements and is being amortized over the term of the loan.

During September 2004, the Company issued 340,136 shares of stock as commitment shares as part of an equity financing. The commitment shares are part of a common stock purchase agreement which will allow the Company to draw up to $6,000,000 through daily sales of the Common Stock. The Company has agreed to register 3,680,272 shares which include the commitment shares to sell during a 30 month period. The fair value of the 340,136 issued shares was $187,075, based upon the fair value of the common stock at the date of issuance. The fair value of the shares issued in September 2004 of $187,075, and $75,000 of legal and professional fees incurred in fiscal 2005 relating the registration, have been recorded as deferred financing costs on the Company’s financial statements and will be amortized against proceeds received over the term of the commitment.

During the year ended September 30, 2005, the Company issued 4,762 shares of restricted common stock for legal services rendered. The fair value of the issued shares was $2,000, this amount was recorded as legal expense on the Company’s financial statements. During the year ended September 30, 2005, the Company issued 85,370 shares of restricted common stock to the named executives as bonus compensation. The fair value of the issued shares was $35,100, this amount was recorded as compensation expense on the Company’s financial statements.

CAMINOSOFT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STOCK OPTIONS

During the year ended September 30, 2004, the Company issued 2,476,000 options to purchase the Company’s common stock at prices ranging from $0.41 to $0.63 to employees and directors under the year 2000 employee stock option plan. The Company granted no options or warrants during the fiscal year ended September 30, 2005.

The option summary and changes during the year are presented below:

	Number of Shares	Weighted Average Exercise Price
Options outstanding At September 30, 2003	2,773,000	$1.69

Options granted	2,476,000	0.56
Options expired	(265,000)	2.92

Options outstanding At September 30, 2004	4,984,000	$1.07

Options granted	—	—
Options expired	(380,750)	1.10

Options outstanding At September 30, 2005	4,603,250	$1.06

Options exercisable At September 30, 2005	3,359,500	$1.23

Options exercisable At September 30, 2004	2,739,000	$1.46

The following table summarizes information about employee’s stock options outstanding at September 30, 2005.

Outstanding				Exercisable
		Weighted Average
Exercise Price	Options	Life (Months)	Exercise Price	Options	Exercise Price
$0.41	538,000	51	$0.41	464,500	$0.41
0.44	548,750	51	0.44	477,250	0.44
0.52	85,000	51	0.52	85,000	0.52
0.55	302,000	51	0.55	300,500	0.55
0.56	147,000	51	0.56	147,000	0.56
0.61	340,000	51	0.61	340,000	0.61
0.63	1,400,000	51	0.63	350,000	0.63
0.90	70,000	51	0.90	35,000	0.90
0.95	310,000	51	0.95	307,750	0.95
1.25	25,000	51	1.25	18,750	1.25
1.30	15,000	51	1.30	11,250	1.30
1.55	300,000	51	1.55	300,000	1.55
3.38	2,000	51	3.38	2,000	3.38
3.56	54,000	51	3.56	54,000	3.56
3.87	316,500	51	3.87	316,500	3.87
5.00	150,000	51	5.00	150,000	5. 00

$0.41-$5.00	4,603,250		$1.06	3,359,500	$1.23

CAMINOSOFT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The warrant summary and changes during the year are presented below:

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding At September 30, 2003	892,000	$1.75

Warrants granted	4,658,337	0.81
Warrants expired	(245,000)	3.56

Warrants outstanding At September 30, 2004	5,305,337	$0.84

Warrants exercisable At September 30, 2004	5,305,337	$0.84

Warrants granted	—	—
Warrants expired	(627,000)	1.09

Warrants outstanding At September 30, 2005	4,678,337	$0.80

Warrants exercisable At September 30, 2005	4,678,337	$0.80

The following table summarizes information about warrants outstanding at September 30, 2005.

		Outstanding and Exercisable Weighted Average
Exercise Price	Warrants	Life (Months)	Exercise Price
0.51	20,000	51	$0.51
0.53	1,415,094	46	0.53
0.74	1,621,623	39	0.74
1.11	1,621,620	39	1.11

$0.51 - $1.11	4,678,337		$0.80

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

Year Ending September 30,	Amount
2006	119,258
2007	122,835
2008	41,347

$283,440

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

CAMINOSOFT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LITIGATION

The Company may, from time to time, be involved in legal proceedings, claims and litigation arising in the ordinary course of business. It is possible the outcome of such legal proceedings, claims and litigation could have a material effect on the operating results or cash flows when resolved in a future period. These matters are not expected to have a material adverse effect upon the Company’s financial statements.

NOTE 8 - INCOME TAXES

The Company’s net deferred tax assets consist of the following at September 30, 2005 and 2004:

	2005	2004
Benefit of operating loss caryforward	$6,500,000	$6,241,558

Valuation allowance	(6,500,000)	(6,241,558)

Net deferred tax asset	$-	$-

The effective tax rate on loss before income taxes differed from the federal statutory tax rate. The following summary reconciles income taxes at the federal statutory tax rate with the actual taxes and the effective tax rate:

	September 30,
	2005	2004
Federal statutory tax rate	(34%)	(34%)
State tax, net of federal benefit	(6%)	(6%)
Permanent differences	(1%)	(1%)
	(40%)	(40%)

Change in valuation allowance	40%	40%
Effective tax rate	-%	-%

At September 30, 2005, the Company has available net operating loss carry-forwards of approximately $17,600,000 for federal income tax purposes which expire in varying amounts through 2024. The Company’s ability to utilize NOL carry-forwards may be limited in the event that a change in ownership, as defined in the Internal Revenue Code, has or does occur in the future.

Deferred tax assets, before valuation allowance, as of September 30, 2005 were approximately $6,500,000 and primarily arise from the Company’s net operating loss carry forwards. A valuation allowance of approximately $6,500,000 was provided because management believes that the deferred tax assets are more likely than not to be unrealized.

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

Subsequent to September 30, 2005, the Securities and Exchange Commission declared effective a registration statement for 17,960,204 shares of the Company’s common stock. Of the shares being offered, 3,680,272 shares are being offered by Fusion Capital to support a common stock purchase agreement entered into on January 31, 2005, between Fusion Capital Fund II, LLC, and the Company. Fusion Capital has agreed to purchase, on each trading day, $10,000 of our common stock up to an aggregate, under certain conditions, of $6,000,000. The remaining 14,279,932 shares are being offered by funds managed by Renaissance Capital Group. Renaissance Capital Growth & Income Fund III, Inc., for 3,842,193 shares being offered, Renaissance US Growth & Investment Trust PLC for 4,090,527 shares being offered and BFSUS Special Opportunities Trust PLC for 6,347,212 shares being offered. Since 2000, the Company has issued 8,161,143 shares of our common stock to the Renaissance Funds in private placements at varying purchase prices