Form 10QSB/A
period 2005-12-31
CAMINOSOFT CORP
filed 2006-10-23
CIK 907686

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB/A

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

Number of shares outstanding of each of the issuer’s classes of common stock, as of February 10, 2006: 13,551,082 shares of common stock, no par value.

Transitional Small Business Disclosure Format:

YES ☐	NO ☒

This report is being amended to modify certain portions of Item 3a and 3b.

CAMINOSOFT CORP

INDEX

		PAGE
Item 3.	Controls and Procedures	1

	Signature	2

Item 3	Controls and Procedures

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

1

SIGNATURE

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMINOSOFT CORP

Date: October 19, 2006	/s/ Stephen Crosson
Stephen Crosson, Chief Financial Officer

Date: October 19, 2006	/s/ Michael Skelton
Michael Skelton, Chief Executive Officer

2