Form 10QSB/A
period 2006-06-30
CAMINOSOFT CORP
filed 2006-10-23
CIK 907686

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

CAMINOSOFT CORP

INDEX

		PAGE
Item 3.	Controls and Procedures	3

	Signature	4

2

Item 3	Controls and Procedures

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

There were no changes in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect such control that occurred during the Company/s last fiscal quarter.

3

SIGNATURE

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMINOSOFT CORP

Date: October 19, 2006	/s/ Stephen Crosson
Stephen Crosson, Chief Financial Officer

Date: October 19, 2006	/s/ Michael Skelton
Michael Skelton, Chief Executive Officer

4