Form 10QSB/A
period 2005-12-31
CAMINOSOFT CORP
filed 2006-12-26
CIK 907686

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB/Amendment No. 2

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES ☒	NO ☐

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act)

YES ☐	NO☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of February 10, 2006: 13,551,082 shares of common stock, no par value.

Transitional Small Business Disclosure Format:

YES ☐	NO☒

This report is being amended to include the required certifications pursuant to Item 601(a)(31) of Regulation S-B.

CAMINOSOFT CORP

INDEX

		PAGE
Item 3.	Controls and Procedures	2

	Signature	3

	Exhibits 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Item 3	Controls and Procedures

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
2

SIGNATURE

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMINOSOFT CORP

Date: December 21, 2006	By:	/s/ Stephen Crosson
Stephen Crosson, Chief Financial Officer

Date: December 21, 2006	By:	/s/ Michael Skelton
Michael Skelton, Chief Executive Officer

3