Form 10KSB
period 2006-09-30
CAMINOSOFT CORP
filed 2006-12-28
CIK 907686

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
________________
FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHNAGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended September 30, 2006
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

Check mark indicates whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the latest Exchange Act.☐

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

YES ☐  NO ☒

Issuer’s revenues for its most recent fiscal year were $1,772,671.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 1, 2006 was approximately $750,000.

Number of shares outstanding of each of the issuer’s classes of common stock as of December 1, 2006: 14,258,756 shares of common stock, no par value.

The following documents are incorporated by reference into this report: None.

FORWARD-LOOKING STATEMENTS

In this annual report we make a number of statements, referred to as “forward-looking statements,” which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as “seek”, “anticipate”, “believe”, “estimate”, “intend”, “plan”, “budget”, “project”, “may be”, “may likely result”, and similar expressions. When reading any forward looking statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of our company, and that actual results or developments may vary substantially from those expected in or implied by that statement for a number of reasons or factors, including those expressed in the section entitled “Management’s Discussion and Analysis and Plan of Operation.”

Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our company and our business made elsewhere in this annual report as well as other public reports filed with the United States Securities and Exchange Commission. You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. We are not obligated to update or revise any forward-looking statement contained in this annual report to reflect new events or circumstances unless and to the extent required by applicable law.

PART I

Item 1.    DESCRIPTION OF BUSINESS.

BUSINESS

OVERVIEW

We develop and manufacture software solutions that store, manage, and safeguard large quantities of data created in a business and application settings. Our software for Microsoft Windows 2000 and 2003 and Novell NetWare environments enables organizations to maximize storage resources, reduce backup and recovery time and control file retention is available worldwide through commercial distributors, value-added resellers, systems integrators and Original Equipment Manufacturers (“O.E.M.”) partners.

CaminoSoft Corp. was organized in 1983 as Interscience Computer Services, Inc. to be a third-party provider of maintenance services for computer hardware and related peripheral equipment. During 1998 and 1999 the hardware maintenance and high speed printing toner and fusing agent businesses were sold. On September 17, 1999, we acquired certain assets (the “Camino Assets”) from Camino Software Systems, Inc. (“Camino”) for 468,000 shares of our common stock and the assumption of $315,172 of certain Camino liabilities. The Camino Assets consisted of the name, Camino Software Systems, Inc., the Highway Server hierarchical data storage management (“HSM”) software, certain business contracts, and intangible personal property. On April 17, 2000, we changed our name to CaminoSoft Corp. to reflect the change to a software sales and development firm.

In November 2001, we entered into a non-exclusive licensing and distribution agreement with Novell, Inc., which allowed Novell and its distribution channel partners to sell our suite of software solutions.

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

In February 2004, we completed the development of a product named Managed Client HSM™ for Windows XP. Based on our Managed Server HSM for Windows 2000/2003 solution, selected as a SIIA 2004 Codie Award “Best Storage Software” finalist, this innovative Windows XP-based product brings vital storage management capabilities to popular Microsoft desktops.

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

In August 2005, the Company did a second round of formal certification with EMC Centera compliance and non compliance storage for our Managed Server HSM products. The Company tested its software products with a third party testing firm and was awarded “Centera Proven Edition” status for our HSM products. This EMC certification signifies to storage clients, current and prospective, that our software is certified and approved for use with EMC Centera data storage devices.

In September 2006, the Company announced release of an upgraded version of Managed Server HSM - Tivoli Edition. The enhanced version of Managed Server HSM supports the IBM System Storage DR550. The IBM System Storage DR550 is ideal for clients seeking near-line storage application needs at an entry level price point while capitalizing on mainframe inspired levels of reliability, security, and functionality. The Company’s solution, which has “Ready for IBM Tivoli Software” validation provides a straightforward, cost-effective solution for managing data storage across multiple tiers, including the DR550, IBM Tivoli storage pool devices, SAN’s, SATA RAID subsystems, NAS target appliances, and general purpose servers.

During September 2006, the Company released Managed Server HSM for NetApp. The NetApp edition runs on a Windows 2000/2003 server and provides true file system integration via NetApp’s FPolicy® application program interface. Key advantages for customers include, fast efficient recall of migrated files, reclamation of NetApp NAS data storage space for active production file usage, dramatic reduction in the amount of time needed for backup (and recovery in the event of an outage), and facilitation of compliance with corporate and industry regulations governing data file retention and deletion.

Research and Development

Research and development costs, which consist primarily of software development costs, are expensed as incurred and amounted to $484,043 and $473,830 for the years ended September 30, 2006 and 2005, respectively.

OUR PRODUCTS

Our products are designed to meet the storage management needs of small, medium, and enterprise organizations. We serve markets which produce and manage large amounts of data such as Banking, Financial Services, Healthcare, Legal Services, Engineering and Architectural Services, Federal and State Government, and Higher Education. We believe that our products and solutions enable organizations to (a) reclaim expensive storage resources, (b) reduce manual intervention in managing files, (c) reduce the amount of time needed for back-up and recovery, (d) establish automated policies for compliance with new laws and regulations governing data retention, and (e) set up data lifecycles for different types of information in production environments.

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

SALES AND MARKETING STRATEGY

Our sales and marketing strategy is to further establish strong partnerships with storage vendors and storage channel partners worldwide in order to introduce and promote joint solutions. We have been targeting large Novell NetWare and GroupWise customers with Managed Server HSM for NetWare and are also now using the same strategy to target organizations using Microsoft Windows operating systems.

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

The first strategic partnership to specifically utilize Managed Server HSM for Windows technology is with CA under the OEM Licensing and Distribution Agreement signed on June 30, 2005. As of the date of this filing CA (formerly known as Computer Associates) and the Company are working on a plan to jointly sell the Company’s products in conjunction with CA’s line of BrightStor and Unicenter products. The Company will now directly sell its products into CA customer prospects needing the data management and data movement provided by the Company’s ILM product line. This will allow CA to focus on its suite of enterprise level products while we focus on the mutli tiered storage environment solutions within these joint sales.

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

Major Customer

We currently rely upon one distributor for between 11-20% of our aggregate gross revenues. If we were to lose this distributor, our operations would be materially effected.

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

We have 11 full time employees and employ additional people as consultants on a full time basis as needed.

Item 2.    DESCRIPTION OF PROPERTY

As of December 1, 2006, the Company leases one office facility in Westlake Village, California for the Company’s executive offices pursuant to a lease extension expiring January 31, 2008, at a rental rate of $10,035 per month.

Item 3.    LEGAL PROCEEDINGS

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

Currently the Company has no ongoing legal proceedings.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company had no submission of matters to a vote of security holders during the fourth quarter of the current fiscal year.

PART II

Item 5.    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock is currently traded in the OTC Electronic Bulletin Board under the symbol “CMSF”. The following table sets forth the high and low sales prices for the Common Stock during the two most recent fiscal years. The prices reflect inter-dealer prices without retail mark-ups, mark-downs or commission and may not represent actual transactions.

	Common Stock Sales Prices
Symbol CMS	High	Low

October 1, 2004 - December 31, 2004	$0.85	$0.35

January 3, 2005 - March 31, 2005	$0.75	$0.42

April 1, 2005 - June 30, 2005	$0.68	$0.35

July 1, 2005 - September 30, 2005	$1.90	$0.55

October 1, 2005 - December 31, 2005	$1.40	$0.97

January 3, 2006 - March 31, 2006	$1.14	$0.76

April 1, 2006 - June 30, 2006	$0.78	$0.40

July 1, 2006 - September 30, 2006	$0.40	$0.27

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

During the year ended September 30, 2004, the Company issued 2,476,000 options to purchase the Company’s common stock at prices ranging from $0.41 to $0.63 per share to employees, consultants and directors under the year 2000 employee stock option plan.

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

During October 2005, the Company negotiated an extension of the two parts or the convertible debenture with a total principal balance of $1,750,000. Pursuant to a Renewal and Modification agreement dated October 28, 2005, the lender agreed to extend the maturity date of the two 6% Convertible Debentures dated November 27, 2002 in the aggregate principal amount of $1,750,000 to May 27, 2007. In consideration of such extension, the Company agreed to grant to the lender a five-year warrant to purchase 175,000 shares of Company Common Stock at an exercise price of $1.14 per share (subject to adjustment). The estimated value of the warrant ($166,093) was booked on the Company financial statements as debt discount and is being amortized over the term of the extension.

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

As of September 30, 2006, there were 138 holders of record of the Company’s common stock. To date, the Company has not declared or paid any cash dividends with respect to its Common Stock, and the current policy of the Board of Directors is to retain earnings, if any, to provide for the growth of the Company. Consequently, no cash dividends are expected to be paid on the Common Stock in the foreseeable future.

Item 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Annual Report.

OVERVIEW

CaminoSoft Corp. (the “Company”) previously known as Interscience Computer Corporation, was incorporated under the laws of the State of California on October 14, 1983, to be a third party provider of maintenance services for computer hardware and related peripheral equipment. On September 17, 1999, the Company acquired the assets (the “Camino Assets”) of Camino Software Systems, Inc. (“Camino”), a data storage company, for 468,000 shares of the Company’s common stock and assumed $315,172 of certain Camino liabilities. The Camino assets consisted of the name, Camino Software Systems, Inc., the data storage management software, certain business contracts, and intangible personal property. The Company allocated the amount paid and assumed in the amount of $502,372 to the fair value of the software.

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

In February 2004, we completed integration of the Managed Server HSM software with EMC Corporations Centera and Centera Compliance edition content addressable storage. We also entered into EMC Corporations Centera Partner Program. Our Managed Server HSM Centera Edition enables customers to better manage utilization of storage resources throughout the enterprise. Our Managed Server Centera package combines data management and storage scalability, which are requirements that are increasing in the markets we serve. Also in February 2004, we released “Managed Client HSM(™)” for Windows XP. The new product provides the ability to automatically migrate, recall, and delete files based on age and activity criteria, supporting standard Windows XP infrastructures including wireless communications. “Managed Client HSM(™)” adds another dimension of scalability and affordability to our ILM suite of products and solutions. “Managed Client HSM(™)” provides the same type of automated data movement and management as the managed server products while running on workstations or home user pc’s or lap tops. It allows IT administrators to now protect user information that was stored on the workstation in the enterprise IT storage environment for back up and replication.

On June 30, 2005, the Company signed an OEM software licensing and distribution agreement with Computer Associates International, Inc. (“CA”). The Company will provide Windows HSM, both server and client editions along with Managed Server Library Edition private labeled for CA’s distribution. The Company received a non refundable $250,000 payment in July 2005 and has delivered, with CA’s full acceptance, the CA branded and licensed versions of the licensed products. The agreement called for two royalty pre-payments, the first for $500,000 was received during October 2005. The second pre payment of $250,000 was paid on the anniversary date of the contract, June 30, 2006. As of the date of this filing, CA and the Company have agreed to jointly sell into CA customer prospects. CA will focus its sales on the BrightStor and Unicenter suite of products provided by CA, and the Company will directly sell and focus on sales of the Company’s ILM suite of products compatible with CA’s BrightStor suite of products.

Our software provides products and integrated solutions for addressing the increasing need for management of data. Today IT departments face a variety of challenges with some of the most critical relating to data storage and management. Two of these challenges are (1) reducing the total cost of ownership of data storage by better leveraging IT resources, both hardware and people, and (2) increasing productivity by enabling better access to information, thereby making quicker and faster decisions. Our software virtualizes pools of stored data both to the end-user transparently and to the IT administrator while integrating with most operating systems and applications. We can reduce the back-up window, lower the overall cost of storage and enhance the value of information across the organization. Our strategy is built on the benefits our technology brings, our expanding distribution channel, and our ability to execute. As part of our current strategy:

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

We have yet to establish any history of profitable operations. We have incurred annual operating losses of $1,943,716 and $507,708, for fiscal years 2004 and 2005 respectively. During the year ended September 30, 2006, we incurred an operating loss of $1,072,383. As a result, at September 30, 2006 we had an accumulated deficit of $21,537,643. Our revenues have not been sufficient to sustain our operations. Our profitability will require the successful commercialization of products, solutions and services. No assurances can be given as to if or when this will occur or that we will ever be profitable.

We will require additional financing to sustain our operations and without it we will not be able to continue operations.

At September 30, 2006 we had a cash balance of $441,595. We had operating cash flow deficits of $1,866,295, $1,935,774 and $187,113 for fiscal years ended September 30, 2003, 2004 and 2005 and for the year ended September 30, 2006, an operating cash flow deficit of $375,504. We will require additional financing in order to expand our business and continue operations. Our working capital requirements in the foreseeable future will depend on a variety of factors including our ability to implement our sales and marketing plan. There can be no assurance that we will be able to successfully negotiate or obtain additional financing or the terms thereof. Our ability to obtain additional capital will be dependent on the implementation of our business plan, market conditions, the national economy and other factors outside our control. If adequate funds are not available or are not available at acceptable terms, our ability to finance our expansion, develop or enhance services or products or respond to competitive pressures would be significantly limited. Without additional financing, based on our current level of negative cash flow, we may have to cease or substantially curtail our operations by April 1, 2006.

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

Our competitors in the storage systems market consists of a small group of leading vendors, such as EMC, HP, IBM, Hitachi Data Systems, and Network Appliance, and a cadre of hardware and software companies who OEM, remarket, or aggregate storage products from third parties.

Our products compete in the data management and high availability software segments. The cost barriers for entry into these markets are relatively low, which means our competitors range from small companies with limited resources to large, more established companies with substantial resources. However, among all of these competitors (and in some cases technology partners), we believe none offer a cross-platform Windows/NetWare solution to round out their Information Lifecycle Management (“ILM”) solution suites. Some competitors, regardless of size, have substantially greater financial, technical, marketing, distribution, personnel and other resources. It is possible that we may not have the resources to effectively compete with these companies.

Our earnings are dependent upon acceptance of our products and our ability to increase demand for data storage and management software products.

Our ability to generate profits depends primarily upon market acceptance of our data storage and management software products and the continued upgrade and sale of our high availability software products. Our products may not be successfully marketed or achieve customer acceptance, and we may be unable to increase demand for our products. Our strategy to increase our customer base includes investment in programs designed to heighten consumer awareness of our products and services. If we do not successfully develop new products that keep pace with technology, our competitive position will be weakened.

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

Our performance is substantially dependent on the continued services and the performance of our senior management and other key personnel. Our performance also depends on our ability to retain and motivate our other officers and key employees. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, prospects, financial condition, and results of operations. Our future success also depends on our ability to identify, attract, hire, train, retain, and motivate other highly skilled technical, managerial and marketing personnel. Competition for such personnel is intense, and there can be no assurance that we can attract and retain the necessary technical, managerial and marketing personnel and this could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

•
Research and development costs, which consist primarily of software development costs, are expensed as incurred. Statement of Financial Accounting Standards No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS 86”), provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established. As of September 30, 2006, the Company has capitalized approximately $325,000 of such software development costs. The Company expects to continue research and development projects into the future along with additional capitalized development as projects reach proof of concept stages of development. The current net balance of capitalized software is approximately $112,164. In the current fiscal year the Company has not capitalized any new software development. Software capitalized is stated at cost. Amortization is computed on the straight-line method based upon the estimated useful life of the asset, primarily seven years. During the current year the Company had approximately $484,000 in R & D expense compared to approximately $474,000 during the prior year. The Company will continue the R & D program into the future as new products are developed and integrated into our data management suite of solutions.

•
Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the fee is fixed or determinable, and collectibility is probable. We enter into certain arrangements where we are obligated to deliver multiple products and/or services (multiple elements). In these transactions, we allocate the total revenue among the elements based on the sales price of each element when sold separately (vendor-specific objective evidence).

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

RESULTS OF OPERATIONS

FISCAL YEARS ENDED SEPTEMER 30, 2006 AND SEPTEMBER 30, 2005

During the current fiscal year, the Company continued to focus on development of features and upgrades on products, while expanding their functionalities to other operating platforms including Network Applicance filers. The Company has continued its sales and marketing strategy to focus on development and support for its data storage and management solutions and high availability solutions, while utilizing its partners’ sales, marketing and distribution channels. Revenues for the current fiscal year decreased by approximately 33%, from $2,637,000 in fiscal year 2005 to $1,773,000 for the current fiscal year. The revenue decrease was a result of multiple factors, including but not limited to transitioning the product line for enterprise selling opportunities which include bundling our software with partner software and hardware products. These enterprise sales have much longer sales cycles and can put the Company in a support role for the sale which can also add complexity and time to the sales cycle. Sales for the Company’s software products were approximately $1,026,000 or 58% of the total revenue for the current fiscal year; annual service contracts constituted approximately 39% or approximately $692,000; and the remaining 3% of revenue was derived from installation and other services. The high availability products, StandbyServer and OFFSite Archive for NetWare accounted for approximately 15% of the total product sale revenue as compared to 13% in the prior fiscal year, with the Company’s core HSM technology for both NetWare and Windows representing the other 85% of the total product sale revenue for the current fiscal year. Billings for annual service contracts decreased during the current fiscal year due to decreased product sales of the Company’s HSM product line. Deferred revenue decreased from approximately $1,278,000 in the fiscal year ended September 30, 2005 to approximately $1,134,000 for the current fiscal year. The decrease in deferred revenue was due to the decrease in product sales during the current fiscal year. Cost of sales decreased from approximately $213,000 in the last fiscal year to approximately $157,000 in the current fiscal year representing a decrease of approximately 27%. The reduction is due to a decrease in additional sales of partner bundled software and hardware during the current fiscal year, which create additional cost of sales with each sale that includes additional software or hardware. Cost of sales as a percentage of revenue increased slightly from approximately 8% in fiscal year ended September 30, 2005 to approximately 9% during the current fiscal year. Gross profit decreased by approximately 33% or $808,000 from $2,424,000 in fiscal year 2005 to $1,616,000 in fiscal year 2006. The decrease in gross profit resulted from the Company’s decreased revenue from product sales during the current fiscal year.

Selling and administrative expenses for the current year were approximately $2,184,000, a decrease of approximately $255,000 or 10% as compared to fiscal year 2005. The decrease was a result of the Company’s continued effort to minimize overhead expenses while maintaining sales and marketing support for our partner and channel distribution strategy. The change from a direct sales approach to one of a support role for the Company’s OEM partners sales forces continued during the fiscal year, which reduced wage expense related to direct selling, while increasing the expense related to marketing and sales support for our OEM partners distribution channels. The Company intends to continue expansion of the sales and marketing support functions for direct selling and to continue training for both technical support teams and sales forces of the Company’s current and future distribution, and business partners.

Depreciation and amortization expense for the current fiscal year of approximately $21,000 increased approximately 10% or $2,000 as compared to fiscal year ended September 30, 2005. The depreciation expense increase is due to additional office and test equipment purchased at the end of fiscal 2005.

Research and development expense for the current year was approximately $484,000 as compared to approximately $474,000 for fiscal year 2005. This increase is a continuation of our development strategy of adding features and upgrades to current products while continuing development integrating new partner hardware and software compatible versions to our HSM software products. During the current fiscal year, the Company completed and certified its Managed Server HSM with Network Appliance, creating Managed Server HSM NetApp Edition. During the current fiscal year the Company also certified its Managed Server HSM products with IBM Tivoli DR550 storage platform. The Company now offers Managed Server HSM Tivoli Edition compatible with the IBM DR550. The Company began new research and development projects during the second half of the current year and plans to continue the research and development program during the coming year. As projects complete and become viable the Company expects to capitalize portions of the development expense during the upcoming fiscal year. The Company may also add additional consulting development resources during the upcoming fiscal year which will contribute to the research and development expense during the upcoming fiscal year. These development project completions have added to the Company’s ability to gain additional market access through the sales and distribution channels of companies like EMC, IBM, Hitachi, Network Appliance and Computer Associates.

There were no other income items during the current or prior fiscal year. The current fiscal year included approximately $378,000 of interest expense related to borrowing balances, which is an increase in interest expense of approximately $115,000 over fiscal year 2005. Approximately $220,000 of the total current fiscal year interest expense was non cash debt discount representing the expense for warrants issued with debt which is being expensed over the term of the debentures and loan that make up the debt. Also included in other expense is a write off of approximately $262,000 in deferred financing expense because the Company determined it was unlikely the equity would be drawn on and therefore the costs were impaired.

LIQUIDITY AND CAPITAL RESOURCES

The Company incurred a net loss of $1,712,253 and $770,409 for the years ended September 30, 2006 and 2005, respectively, and has an accumulated deficit of $21,537,643 as of September 30, 2006. The Company will require additional financing in order to expand its business and continue operations. The Company’s working capital requirements in the foreseeable future will depend on a variety of factors including its ability to implement its sales and marketing plan. If adequate funds are not available or are not available at acceptable terms, the Company’s ability to finance its expansion, develop or enhance services or products or respond to competitive pressures would be significantly limited.

During fiscal year 2006, the Company’s cash position increased by approximately $221,000, from approximately $220,000 at September 30, 2005 to $442,000 at September 30, 2006. The Company’s revenues decreased during the fiscal year and the Company is still not at a break even point operationally. The accounts receivable balance as of September 30, 2006 decreased by approximately $795,000 or 76% as compared to the fiscal year ended September 30, 2005. The decrease in receivables is due to payment of $750,000 in pre-paid royalties from the CA licensing and distribution agreement, which were paid during the current fiscal year, and approximately $45,000 of the decrease was due to normal operating receivables in connection with decreased sales during the current fiscal year.

During December 2003, the Company issued in a private placement, 3,243,243 shares of common stock and 5 year warrants to purchase 3,243,243 shares with 50% of the warrants at an exercise price of $0.74 and 50% at an exercise price of $1.11, for $1,200,000. The funds were used to support business expansion and operations.

During July 2004, the Company received $750,000 from a two year secured loan from Renaissance Capital Group managed funds. Interest is being paid at 7% in monthly installments based on the outstanding principal balance. As part of the funding, the Company issued five year warrants to purchase an aggregate of 1,415,094 shares of Common Stock at an exercise price of $0.53 per share.

During September 2004, the Company issued 340,136 shares of common stock to Fusion Capital Partners, LLC. as commitment shares in conjunction with a stock purchase agreement with Fusion Capital Fund II, LLC pursuant to which Fusion Capital agreed to purchase on each trading day during the term of the agreement $10,000 of our common stock up to an aggregate of $6,000,000. The $6,000,000 of common stock is to be purchased over a 30-month period, subject to a three month extension or earlier termination at the Company’s discretion. The purchase price of the shares of common stock will be equal to a price based upon the future market price of the common stock without any fixed discount to the market price. Fusion Capital does not have the right or the obligation to purchase shares of the Company’s common stock in the event that the market price of the common stock is less than $0.25 per share. Fusion’s obligations under the stock purchase agreement are conditioned on the Company having an effective registration statement covering the resale of the shares issued to Fusion Capital. As of the date of this filing the registration statement has been declared effective and the common stock purchase agreement was completed and effective by calendar year end adding a very important financing resource for the Company. The Company will utilize this financing on an as needed basis for funding of operations. During the current fiscal year the Company wrote off approximately $262,000 in deferred financing representing the fair value of the commitment shares related to the common stock purchase agreement. Currently the market price for the Company’s common stock is below the minimum price required by the agreement.

On March 17, 2005, the Company received $125,000 from a four month secured loan from an individual investor. On July 29, 2005, the Company paid in full the principal and all accrued and unpaid interest due under the terms of the loan agreement. After completion of its payment obligations, the Company did not renew additional financing or an extension of this loan.

During October 2005, the Company negotiated an extension of the two parts of the convertible debenture with a total principal balance of $1,750,000. Pursuant to a Renewal and Modification agreement dated October 28, 2005, the lender agreed to extend the maturity date of the two 6% Convertible Debentures dated November 27, 2002 in the aggregate principal amount of $1,750,000 to May 27, 2007. In consideration of such extension, the Company agreed to grant to the lender a five-year warrant to purchase 175,000 shares of Company Common Stock at an exercise price of $1.14 per share (subject to adjustment). The estimated value of the warrant ($166,093) was recorded on the Company financial statements as debt discount and is being amortized over the term of the extension.

During February 2006, the Company issued to BFS US Special Opportunities Trust PLC and Renaissance US Growth & Income Trust PLC an aggregate of 697,674 shares of common stock at a price of $0.86 per share in a private placement for $600,000. The Company agreed to register the resale of its shares as soon as practicable.

If the Company’s revenue projections for 2007 are not met, the operating plan calls for expense reductions in all non-technical and sales related functions. Without an increase in revenues during fiscal year 2007, the Company will reduce expenses to compensate for lack of continued revenue growth. No assurances can be given that the Company will increase revenues or achieve profitability in 2007. The Company will require additional financing in order to expand its business and continue operations. Our working capital requirements in the foreseeable future will depend on a variety of factors including our ability to implement our sales and marketing plan. There can be no assurance that we will be able to successfully negotiate or obtain additional financing or the terms thereof. Our ability to obtain additional capital will be dependent on the implementation of our business plan, market conditions, the national economy and other factors outside our control. If adequate funds are not available or are not available at acceptable terms, our ability to finance our expansion, develop or enhance services or products or respond to competitive pressures would be significantly limited. The failure to secure necessary financing will have a material adverse effect on our business, prospects, financial condition and results of operations.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The following summarizes our contractual obligations at September 30, 2006 and the effects such obligations are expected to have on liquidity and cash flow in future periods

	Payments due by Period
	Total	Less than 1-year	1-3 Years	4-5 Years	After 5 Years

Notes payable	$2,500,000	$1,750,000	$750,000	$—	$—
Interest notes
Payable	140,000	122,500	17,500
Employment
Agreements	159,000	159,000
Operating leases	164,182	122,835	41,347	—	—
	$2,963,182	$2,154,335	$808,847	$—	$—

Except for the operating leases and employment agreements above, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, FIN 48 will be adopted commencing in the first quarter of the Company’s fiscal year 2008.

In September 2006, the Financial Accounting Standards Board issued Statement No. 157 (“SFAS 157”), “Fair Value Measurements.” FAS 157 establishes a formal framework for measuring fair value under GAAP. It defines and codifies the many definitions of fair value included among various other aurthoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS No. 123 (R), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In September 2006, the Financial Accounting Standards Board issued Statement No. 158 (“SFAS 158”), “Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires that for public companies the full funding status of defined benefit pension and other postretirement plans be recognized on the balance sheet as an asset (for overfunded plans) or as a liability (for underfunded plans). In addition, SFAS No. 158 calls for recognition in other comprehensive income or gains or losses any prior service costs or credits that are not yet included as components of periodic benefit expense. Finally, SFAS No. 158 requires that the measurement of defined benefit plan assets and obligations be as of the balance sheet date. The Company plans to adopt the recognition provisions of SFAS No. 158 as of the end of the fiscal year end after December 15, 2006 and the measurement date provisions as of the balance sheet date for fiscal years ending after December 15, 2008.

The Company does not believe that the adoption of the above recent pronouncements will have a material effect on the Company’s consolidated financial position or results of operations.

Item 7.    FINANCIAL STATEMENTS

The following is a list of financial statements filed herewith:

Consolidated Balance Sheets as of September 30, 2006 and September 30, 2005

Consolidated Statements of Operations for the years ended September 30, 2006 and 2005

Consolidated Statements of Shareholders’ Deficiency for the years ended September 30, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended September 30, 2006 and 2005

Notes to Consolidated Financial Statements

Item 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 25, 2005 the Audit Committee of the Company’s Board of Directors dismissed BDO Seidman, LLP (“BDO”) as its independent accountants. On October 25, 2005, the Audit Committee of the Company’s Board of Directors engaged Weinberg & Company, P.A. (“Weinberg”) to serve as the Company’s independent accountants and to audit its financial statements for the fiscal year ended September 30, 2005. During the Company’s fiscal year ended September 30, 2006, there were no disagreements with Weinberg on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of Weinberg would have caused it to make reference thereto in its reports on the Company’s financial statements. During the Company’s two prior fiscal years and the period from October 1, 2005 through the date of its dismissal, there have been no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of BDO would have caused it to make reference thereto in its reports on the Company’s financial statements. In addition, for the same periods, there have been no reportable events (as defined in Regulation S-B Item 304(a)(1)(iv)(B)).

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

There were no changes in the Company’s internal control over financial reporting or in other factors that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTOL PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

As of September 30, 2006, the directors and executive officers of the Company are as follows:

Name	Age	Position

Robert Pearson	70	Director

Robert Degan	67	Chairman of the Board

Stephen Crosson	47	Chief Financial Officer, Chief Operating Officer,
		Secretary & Director
Russell Cleveland	67	Director

Michael Skelton	58	Chief Executive Officer, Director

Lee Pryor	69	Director

Robert Pearson. Mr. Pearson, who became a director in 1997, has been associated with Renaissance Capital Group (“RCG”) since April 1994. RCG is the investment advisor of the largest shareholders of the Company. Presently, Mr. Pearson serves as a Senior Vice President and Director of Corporate Finance of RCG. He served as Executive Vice President of the Thomas Group from May 1990 to March 1994. For 25 years, Mr. Pearson held various senior management positions at Texas Instruments, including Vice President of Finance from October 1983 to June 1985. Mr. Pearson holds directorships in the following companies: Poore Brothers, a manufacturer of snack food products; Advanced Power Technology, Inc., a power semiconductor manufacturer; eOriginal, Inc., a privately owned developer of technology and software for creation of electronic contracts; Laserscope, Inc., a marketer and manufacturer of lasers for medial use; and Simtek Corporation, a fables semiconductor company that designs and markets non-volatile static random access memories.

Robert Degan. Mr. Degan became a director in January 2001 and was named Chairman in March 2006. From 1989 to 1996, Mr. Degan was President and Chief Executive Officer of Tylink Corporation, a private company, which designs, manufactures and markets digital access products. In August, 1996, Tylink Corporation was acquired by Sync Research a public company. From August 1996 to December 1996 Mr. Degan was Executive Vice President of Sync Research. From 1997 to 1998, Mr. Degan was Chairman, President and Chief Executive Officer of Summa Four Inc., a public company, which is a leading provider of switching platforms. In 1998 Summa Four, Inc. was acquired by Cisco Systems, Inc. and from November 1998 through December 1999 Mr. Degan was General Manager of the Enhanced Services and Migration business unit of Cisco Systems, Inc. From January 2000 to the present, Mr. Degan has been a private investor. Mr. Degan holds a directorship with Overland Storage, a data storage manufacturing firm and Flexi International, both NASDAQ companies.

Stephen Crosson. Mr. Crosson joined the Company in March 1985 and was manager of accounting and government contracts and logistics. In September 1989, Mr. Crosson became a financial analysis officer with First Interstate Banks Controller’s office. In March 1992, Mr. Crosson returned to the Company as Director of Operations. In April 1995, he became Vice President of Operations. In January of 1997, Mr. Crosson became Corporate Secretary and in April 1998 he became Chief Operating Officer and Treasurer. In January 2003, Mr. Crosson became the Chief Executive Officer, and in August 2003, Mr. Crosson was elected a director. In April 2004, Mr. Crosson became the Chief Financial Officer. Currently Mr. Crosson is the Chief Financial Officer, Chief Operating Officer and Corporate Secretary.

Russell Cleveland. Mr. Cleveland became a director in February 2004. Mr. Cleveland is the President, Chief Executive Officer, sole director, and the majority shareholder of the RENN Capital Group, Inc. Mr. Cleveland has been with RENN Group in these capacities for over ten years since the first fund was formed in 1994. He is a Chartered Financial Analyst with more than 35 years experience as a specialist in investments for smaller capitalization companies. A graduate of the Wharton School of Business, Mr. Cleveland serves on the Boards of Directors of Renaissance US Growth Investment Trust PLC, BFS US Special Opportunities Trust PLC, Renaissance Capital Growth & Income Fund III, Inc., Integrated Security Systems, Inc., Tutogen Medical, Inc., Digital Recorders, Inc., and Cover-All Technologies, Inc.

Michael Skelton. Mr. Skelton joined the Company in April 2004 as the Chief Executive Officer. From August 2001 to April 2004, Mr. Skelton was an interim executive management consultant working with public and private technology companies. From 1987 to 1992, Mr. Skelton was Vice President and General Manager of TAB Products Co., a records management company. From 1993 to 1995, Mr. Skelton was Vice President of Sales and Marketing for SCO Inc., a company that provides UNIX operating system software. From 1996 to 1997, Mr. Skelton was President and C.E.O. of TracePoint Technology, Inc., a provider of software developer tools. From 1998 to 1999, Mr. Skelton was Vice President of Sales for NetManage, Inc., a provider of enterprise application integration software and services. From January 2000 to July 2001, Mr. Skelton was President and C.E.O. of Menta Software, Ltd., which provided technology to web enable Microsoft Windows applications.

Lee Pryor. Mr. Pryor became a director in March 2006. Mr. Pryor is founder and chief executive officer of Interventures, LLC, an advisory and coaching services firm assisting start-up and late-stage entrepreneurial companies. During the past five years Mr. Pryor has provided advisory services to businesses for strategy evaluation, marketing programs and management best practices. Mr. Pryor also gives speeches on management and entrepreneurship and provides seminars and workshops on the topics of management, marketing and strategy to his clients. Mr. Pryor attended Johns Hopkins University, the U.S. Naval Academy, and Northwestern University. He is a frequent speaker at venture capital conferences, association meetings, and business schools on such topics as strategy, leadership, and managing for success.

FAMILY RELATIONSHIPS

There are no family relationships between or among the directors, executive officers or persons nominated or charged by us to become directors or executive officers.

MEETINGS; ATTENDANCE; COMMITTEES

The Board has an Audit Committee. The duties of the Audit Committee include (i) recommending to the Board the engagement of the independent auditors, (ii) reviewing the scope and results of the yearly audit by the independent auditors, (iii) reviewing our system of internal controls of procedures, and (iv) investigating, when necessary, matters relating to the audit functions. It reports to the Board concerning its activities. The current members of this Committee are Messrs.Degan and Pryor. The Board of Directors has determined that Robert Degan is the Audit Committee Financial Expert and Mr. Degan is deemed to be independent under applicable rules. Mr. Degan serves as the audit committee chairman. The audit committee held four meetings during the current fiscal year.

The Board also has a Compensation Committee. The Compensation Committee makes recommendations to the Board concerning compensation and other matters relating to employees. The Committee also grants options under, and administers, our Stock Option Plan. The current members of the Committee are Messrs. Degan and Pryor. Mr. Pryor serves as chairman of the compensation committee. The Compensation Committee held two meetings during the current fiscal year.

DIRECTOR COMPENSATION

Directors do not receive any annual compensation. Outside directors receive $1,000 each for each meeting attended and reimbursement for out-of-pocket expenses for attending meetings. Mr. Pearson and Mr. Cleveland have waived the meeting fees. The board held seven meetings during the current fiscal year.

EMPLOYMENT AGREEMENTS

During the fiscal year ended September 30, 2004, the Company entered into an employment agreement with Michael Skelton (C.E.O. & Director). Mr. Skelton will receive $14,000 per month salary for an indeterminate period of time. The contract may be terminated by the Company or Mr. Skelton at any time. If Mr. Skelton is terminated without cause he will receive salary and benefits for up to 6 months after termination. During the fiscal year ended September 30, 2005, the Company reimbursed Mr. Skelton $24,000 for apartment rental expense. The rental expense reimbursement expired during October 2005.

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

CODE OF ETHICS

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer and principal accounting officer. We have previously filed a copy of our Code of Ethics as an Exhibit to our Annual Report on Form 10-KSB for our fiscal year 2004, and the same is incorporated herein by this reference. In addition, a copy of our code of ethics can be obtained by writing our company at 600 Hampshire Road, Suite 105, Westlake Village, California 91361.

Item 10.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by the Company for its fiscal years ended September 30, 2006, 2005, and 2004 to its Chief Executive Officer and Chief Financial Officer (the “Named Executive Officers”). No other executive officer received compensation which exceeded $100,000 for the fiscal year ended September 30, 2006.

					Long Term
					Compensation
					Awards
	ANNUAL COMPENSATION				Securities
	FISCAL YEAR			ALL	Underlying
NAME AND	ENDED			OTHER	Options
PRINCIPAL POSITION	SEPTEMBER 30,	SALARY	BONUS	COMPENSATION	SARs
Michael Skelton,	2006	$168,000	—	—	—
Chief Executive Officer	2005	$168,000	39,000	—	—
& Director	2004	$168,000	—	—	1,400,000
Stephen Crosson,	2006	$150,000	—	—	100,000
Chief Financial Officer,	2005	$150,000	39,000	—	—
Chief Operating Officer,	2004	$150,000	—	—	385,000
Corporate Secretary &

The remuneration described in the above table does not include our cost of benefits furnished to the named executive officers, including premiums for health insurance and other personal benefits provided to such individuals that are extended to all of our employees in connection with their employment. Perquisites and other personal benefits, securities, or property received by an executive officer are either the lesser of $50,000 or 10% of the total salary and bonus reported for each named executive officer, except as otherwise disclosed.

OPTION GRANTS IN 2006

The following table sets forth certain information regarding option grants to the Named Executive Officers during the fiscal year ended September 30, 2006.

	Number of	Percentage of
	Securities	Total Options	Average
	Underlying	Granted to	Exercise
	Options	Employees	Price	Expiration
NAME	Granted	In 2006	Per Share	Date
Michael Skelton	—	—	—	—
Stephen Crosson	100,000	30.21%	$1.14	12/8/09

OPTION EXERCISES AND FISCAL YEAR-END VALUES

The following table sets forth the number of common stock options, both exercisable and unexercisable, held by each of our Named Executive Officers and the value of any in-the-money options at September 30, 2006, utilizing a value of $0.27 per share, the closing price of the Company’s common stock on the OTC Bulletin Board on September 30, 2006.

			Number of Securities		Value of
	Shares		Underlying Unexercised		Unexercised in the Money
	Acquired	Value	Options at Year-End		Options at Year-End
Name	On Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Michael Skelton	—	—	700,000	700,000	—	—
Stephen Crosson	—	—	983,000	100,000	—	—

There were no options exercised by the Named Executive Officers during fiscal year 2006.

Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of September 30, 2006 by (I) each person who is known by the Company to own beneficially more than 5% of the Company’s outstanding Common Stock; (ii) each of the Company’s directors; (iii) the named Executive Officers; and (iv) executive officers and directors of the Company as a group:

	COMMON STOCK (1)
	NUMBER OF	PERCENTAGE OF
NAME AND ADDRESS (2)	SHARES	OUTSTANDING (3)

Robert Pearson (4)	—	—

Robert Degan	268,000 (5)	1.85

Russell Cleveland (4)	—	—

Lee Pryor	—	—

Stephen Crosson	1,205,770 (6)	7.91

Michael Skelton	741,785 (7)	4.96

Renaissance Capital Growth &
Income Fund III, Inc	5,321,226 (8)	33.17
8080 N. Central Expressway
Suite 210
Dallas, Texas 75206

Renaissance US Growth &
Income Trust PLC	4,667,698 (9)	29.32
8080 N. Central Expressway
Suite 210
Dallas, Texas 75206

BFSUS Special Opportunities
Trust PLC	7,062,282 (10)	37.15
8080 N. Central Expressway
Suite 210
Dallas, Texas 75206

All executive officers and
directors as a group
(5 persons)	2,215,555	13.68

(1)
As used herein, the term beneficial ownership is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power and/or sole or shared investment power subject to community property laws where applicable.

(2)	Except as indicated, the address of each person is c/o the Company at 600 Hampshire Road, #105, Westlake Village, California 91361.

(3)	Based on 14,258,756 shares of Common Stock outstanding, as of September 30, 2006.
(4)
Does not include any shares owned by the Renaissance Funds described in the table. Mr. Pearson is an executive officer of Renaissance Capital Group, Inc. (“RCG”) which is the investment advisor to the Renaissance Funds and BFS US and the investment manager of Renaissance U.S.

(5)
Includes four year non-qualified options from the Company to purchase 50,000 shares at $.95 per share, 35,000 shares from the Company at $.61 per share, 85,000 shares from the Company at $.44 per share and options to purchase 85,000 shares from the Company at $0.41 per share, does not include 35,000 options not currently exercisable.

(6)
Includes currently exercisable options to purchase 48,000 shares from the Company at $.56 per share, 120,000 shares from the Company at $3.87 per share, 60,000 shares from the Company at $5.00 per share, 120,000 shares from the Company at $1.55 per share, 50,000 shares from the Company at $.95 per share, 100,000 shares from the Company at $.61 per share, 100,000 shares from the Company at $.44 per share, options to purchase 300,000 shares at $0.55 per share,options to purchase 85,000 shares at $0.41 per share and does not include 100,000 options not currently exercisable.

(7)	Includes currently exercisable options from the Company to purchase 700,000 shares at $0.63 per share. Does not include 700,000 options not currently exercisable.
(8)
RCG is the investment advisor of the Renaissance Funds. The Common Shares deemed to be beneficially owned by the Renaissance Capital Growth and Income Fund III, are comprised of 3,539,414 shares of our Common Stock, options to purchase 26,500 shares at $0.95 per share, options to purchase 18,550 shares at $0.61 per share, options to purchase 38,250 shares at $0.44 per share, options to purchase 37,400 shares at $0.41 per share, warrants to purchase 540,541 shares at $0.74 per share, warrants to purchase 540,540 shares at $1.11 per share, warrants to purchase 471,698 shares at $0.53 per share, warrants to purchase 58,333 shares at $1.14 per share and warrants to purchase 50,000 shares at $0.86 per share. All of such securities are owned by the Renaissance Funds as described herein.

(9)
RCG is the Investment Manager of Renaissance US. The Common Shares deemed to be beneficially owned by the Renaissance US Fund are comprised of 3,006,585 shares of our Common Stock and warrants to purchase 540,541 shares at $0.74 per share, warrants to purchase 540,540 shares at $1.11 per share, warrants to purchase 471,698 shares at $0.53 per share, warrants to purchase 58,334 shares at $1.14 per share and warrants to purchase 50,000 shares at $0.86 per share.

(10)
RCG is the Investment Advisor for BFS US. The Common Shares deemed to be beneficially owned by BFS US are comprised of 2,312,818 shares of Common Stock and 3,088,352 shares of Common Stock issuable upon conversion of an aggregate of $1,750,000 of 6% Convertible Debenture at a weighted average conversion price of $0.63 per share. Also includes warrants to purchase 540,541 shares at $0.74 per share, warrants to purchase 540,540 shares at $1.11 per share, warrants to purchase 471,698 shares at $0.53 per share, warrants to purchase 58,333 shares at $1.14 per share and warrants to purchase 50,000 shares at $0.86 per share.

Equity Compensation Plan Information

The following table sets forth certain information regarding the Company’s 2000 Stock Option Plan. All information set forth below is as of September 30, 2006, pursuant to applicable regulations.

Number of securities remaining
available for future
issuance under
equity compensation
	Number of Securities to	Weighted-average	plans (excluding
	Be issued upon exercise	exercise price of	securities warrants and
	Of outstanding options,	outstanding options,	rights warrants
	Warrants and rights	warrants and rights	and rights reflected in
	(a)	(b)	(a)) (a) (b) (c)
Equity compensation
Plans approved by	9,906,837	$0.96	1,096,500
Security holders

Equity compensation
Plans not approved by	—	—	—
Holders

TOTAL	9,906,837	$0.96	1,096,500

Shareholder Approved Plans:

The 2000 Stock Option Plan

The Company’s shareholders approved the 2000 Stock Option Plan as amended (the “Plan”) in April 2001. Currently, the Plan authorizes the grant of options to purchase up to 6,000,000 shares of the Company’s Common Stock, of which options to purchase 1,096,500 shares were available for future issuance as of September 30, 2006.

Non-Shareholder-Approved Plans:

There are no Non-Shareholder Approved Plans as of September 30, 2006 .

Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On November 27, 2002, the Company entered into a $1,000,000 6% Convertible Debenture Agreement with BFS US (the “BFS US Debenture”). The full amount was drawn during the fiscal year ended September 30, 2003. Interest of 6% per annum will be paid in monthly installments for three years based on the unpaid principal balance. The BFS US Debenture originally matured on November 27, 2005, at which time the unpaid Principal Amount, and all accrued and unpaid interest and other charges, fees, and payments was due and payable. The conversion price is set at $1.00 unless, however, the five (5)-day average closing price for the Company’s common stock immediately prior to a disbursement is below $1.00, in which case, such five (5)-day average shall become the Conversion Price. As of September 30, 2005, we had a note payable principal balance of $1,000,000 in connection with this convertible debenture and no further funds available to borrow on this debenture. The debenture has certain non-operating covenants associated with the loan. During the fiscal year and as of September 30, 2006, the Company was in compliance with these covenants.

During July 2003, the BFS US entered into a $750,000 6% Convertible Debenture with the Company. The full amount was drawn during the fiscal year ended September 30, 2003. Interest at a rate of 6% per annum is payable in monthly installments for 26 months based on the unpaid principal balance. The debenture originally matured on November 27, 2005, at which time the unpaid Principal Amount, and all accrued and unpaid interest and other charges, fees, and payments then due under the debenture was due and payable in full. The debenture is convertible, at the option of the holder into shares of the Company’s common stock, with an initial conversion price of $0.50 per share. However, if the five (5)-day average closing price for the Common Stock immediately prior to each disbursement is below the $0.50 initial conversion price, the average closing price for such period shall become the conversion price. As of September 30, 2004, we had a note payable principal balance of $750,000 in connection with this convertible debenture and no further funds available to borrow on this debenture. The debenture has certain non-operating covenants associated with the loan. During the fiscal year and as of September 30, 2006, the Company was in compliance with these covenants.

During October 2005, the Company negotiated an extension of the two parts of the Convertible Debenture with a total principal balance of $1,750,000. Pursuant to a Renewal and Modification agreement dated as of October 28, 2005, the lender agreed to extend the maturity date of certain 6% Convertible Debentures in the aggregate principal amount of $1,750,000 to May 27, 2007. In consideration of such extension, the Company agreed to grant lender a five-year warrant to purchase 175,000 shares of Company Common Stock at an exercise price of $1.14 per share (subject to adjustment). The estimated value of the warrant ($166,093) was recorded on the Company financial statements as debt discount, and is being amortized over the term of the extension.

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

On February 21, 2006, the Company issued to Renaissance Capital, BFS US and Renaissance US an aggregate of 150,000 warrants to purchase shares of common stock at $0.86 per share in consideration of the agreement to extend notes payable to Renaissance Capital, BFS US and Renaissance US in the aggregate principal amount of $750,000 for an 18 month extension of the maturity date. The new maturity date for the notes will be January 19, 2008. The Company will continue to pay 7% interest on a monthly basis based on the current outstanding principal balance of $750,000.

On February 21, 2006, the Company issued to BFS US and Renaissance US an aggregate of 697,674 shares of common stock at a price of $0.86 per share in a private placement for $600,000.

Item 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit 31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

(b)	Reports on Form 8-K.

None

Item 14    PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

During the Company’s prior fiscal year, Weinberg & Company, P.A., was the principal accountant and billed $68,177 for professional services for the audit of the Company’s annual financial statements and review of the Company’s financial statements included in the Company’s Form 10-QSB’s. The estimated fees for professional services associated with the audit of the Company’s annual financial statements and review of the Company’s financial statements included in the Company’s Form 10-QSB’s for the upcoming fiscal year are $70,000.

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

CAMINOSOFT CORP

By:	/s/ STEPHEN CROSSON
Chief Financial Officer
Date: December 27, 2006

Signature	Capacity	Date

/s/ ROBERT DEGAN	Chairman of the Board	December 27, 2006
Robert Degan

/s/ ROBERT PEARSON	Director	December 27, 2006
Robert Pearson

/s/ STEPHEN CROSSON	Chief Financial Officer, Chief Operating Officer	December 27, 2006
Stephen Crosson	Secretary, Treasurer
and Director

/s/ RUSSELL CLEVELAND	Director	December 27, 2006
Russell Cleveland

/s/ MICHAEL SKELTON	Chief Executive Officer, Director	December 27, 2006
Michael Skelton

/s/ LEE PRYOR	Director	December 27, 2006
Lee Pryor

CAMINOSOFT CORP

CONTENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of September 30, 2006
and September 30, 2005	F-3

Consolidated Statements of Operations for the years ended
September 30, 2006 and 2005	F-4

Consolidated Statements of Shareholders’ Deficiency for the
years ended September 30, 2006 and 2005	F-5

Consolidated Statements of Cash Flows for the years ended
September 30, 2006 and 2005	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors of
CaminoSoft Corp.:

We have audited the accompanying consolidated balance sheets of CaminoSoft Corp. and Subsidiary (the "Company"), as of September 30, 2006 and 2005 and the related consolidated statements of operations, changes in shareholders' deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of CaminoSoft Corp. and Subsidiary as of September 30, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements the Company incurred a net loss of $1,712,253 and a negative cash flow from operating activities of $375,504 for the year ended September 30, 2006, and had a working capital deficiency of $1,869,675 and a shareholders’ deficiency of $2,868,551 at September 30, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.

Los Angeles, CA
December 5, 2006

CAMINOSOFT CORP.
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2006	2005
ASSETS

Current Assets:
Cash and cash equivalents	$441,595	$220,186

Accounts receivable, net of allowance of $20,000 and $20,000	248,672	1,043,176

Total Current Assets	690,267	1,263,362

Property and Equipment, net of accumulated depreciation of	18,304	36,147
$71,608 and $50,678

Software, net of accumulated amortization of	112,164	230,349
$715,226 and $597,041

Deposits	9,582	11,282

Deferred Financing Costs	—	262,075

Total Assets	$830,317	$1,803,215

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable	$183,144	$191,285
Accrued liabilities	49,430	116,238
Deferred revenues	721,908	1,278,290
Notes payable, current portion, net of discount
of $144,540 and $129,980	1,605,460	620,020

Total Current Liabilities	2,559,942	2,205,833

Notes payable, net of discount
of $23,574 and $14,689	726,426	1,735,311
Deferred revenues	412,500	—

Total Liabilities	3,698,868	3,941,144

Shareholders' Deficiency
Common stock, no par value; authorized 100,000,000 shares;
issued and outstanding 14,258,756 and 13,551,082 shares	18,669,092	17,687,461

Accumulated Deficit	(21,537,643)	(19,825,390)

Total Shareholders' Deficiency	(2,868,551)	(2,137,929)

Total Liabilities and Shareholders' Deficiency	$830,317	$1,803,215

See accompanying notes to Consolidated Financial Statements

CAMINOSOFT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	September 30,

	2006	2005

SALES	$1,772,671	$2,637,201

COST OF SALES	156,523	213,423

GROSS PROFIT	1,616,148	2,423,778

OPERATING EXPENSES
Sales and administrative	2,183,558	2,438,708
Depreciation	20,930	18,948
Research & Development	484,043	473,830

Total Operating Expenses	2,688,531	2,931,486

Loss From Operations	(1,072,383)	(507,708)

OTHER INCOME (EXPENSE)
Interest expense	(377,811)	(262,717)
Interest income	16	16
Write off of deferred financing costs	(262,075)	—

Total Other Expense	(639,870)	(262,701)

Net Loss	($1,712,253)	($770,409)

Weighted average number of common shares outstanding:
(basic and diluted):	13,978,763	13,506,795

Net loss per common share:
(basic and diluted)	($0.12)	($0.06)

See accompanying notes to Consolidated Financial Statements

CAMINOSOFT CORP
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance at October 1, 2004	13,462,750	$17,650,361	($19,054,981)	($1,404,620)

Common stock issued for legal services	4,762	2,000	—	2,000

Common stock issued for employee bonus	83,570	35,100	—	35,100

Net loss for the year ended September 30, 2005	—	—	(770,409)	(770,409)

Balance at October 1, 2005	13,551,082	17,687,461	(19,825,390)	(2,137,929)

Warrant issued for debenture financing extension	—	166,093	—	166,093

Fair value of options issued to employees and consultants	—	133,575	—	133,575

Private placement common stock	697,674	600,000	—	600,000

Warrant issued for loan extension	—	77,663	—	77,663

Common stock issued to consultant for services	10,000	4,300	—	4,300

Net loss for the year ended September 30, 2006	—	—	(1,712,253)	(1,712,253)

Balance at September 30, 2006	14,258,756	$18,669,092	($21,537,643)	($2,868,551)

See accompanying notes to Consolidated Financial Statements

CAMINOSOFT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	September 30,

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	($1,712,253)	($770,409)
Adjustments to reconcile net loss to net cash used in
operating activities:
Common stock issued for services and bonus	4,300	37,100
Depreciation and amortization	139,115	137,160
Fair value of common stock options issued to employees
and consultants	133,575	-
Write off deferred financing fees	262,075	-
Amortization of debt discount	220,311	214,717
Changes in operating assets and liabilities:
Accounts receivable	794,504	(829,498)
Prepaid expense	-	(75,000)
Accounts payable and accrued liabilities	(74,949)	70,471
Deposits	1,700	360
Deferred revenue	(143,882)	1,027,986
Net cash used in operating activities	(375,504)	(187,113)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	(3,087)	(14,045)

Net cash used in investing activities	(3,087)	(14,045)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing on note payable	—	125,000
Repayment on notes payable	—	(125,000)
Proceeds from the issuance of common stock	600,000	—

Net cash provided by financing activities	600,000	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	221,409	(201,158)

CASH AND CASH EQUIVALENTS, beginning of year	220,186	421,344

CASH AND CASH EQUIVALENTS, end of year	$441,595	$220,186

Cash paid for:
Interest	$157,500	$161,510
Income taxes	$1,600	$—

Supplemental non-cash financing and investing activities
During the year ended September 30, 2006, the Company issued warrants valued at $243,756 for debt extensions, which
have been accounted for as discount to long term debt
See accompanying notes to Consolidated Financial Statements

CAMINOSOFT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2006 AND 2005

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

CaminoSoft Corp. (the “Company”) previously known as Interscience Computer Corporation, was incorporated under the laws of the State of California on October 14, 1983, to be a third party provider of maintenance services for computer hardware and related peripheral equipment. On September 17, 1999, the Company acquired the assets (the “Camino Assets”) of Camino Software Systems, Inc. (“Camino”), a data storage company. The Camino assets consisted of the name, Camino Software Systems, Inc., the data storage management software, certain business contracts and intangible personal property.

During the year ended September 30, 2000, the Company changed its name to CaminoSoft Corp. to reflect the focus on the data management software business. The Company is now distributing and developing data management software purchased from Camino, which will work with Windows 2000 and Novell operating systems and with Computer Associates, Veritas, EMC, IBM and other enterprise software.

The Company is primarily engaged in the business of developing and marketing data management software. The Company’s product line includes multiple versions of our core HSM technology compatible with operating systems from Novell, Microsoft, Network Appliance and for use with a variety of computer hardware storage devices, including products from EMC, IBM, HP, Hitachi, NetWork Appliance, Dell and others. The Company sells and distributes its products through major technology distribution partners including Ingram Micro, Business Union in the UK, Orchestra in Germany, Amitron in the Netherlands and many other resellers and value added distributors.

In July 2003, the Company incorporated a subsidiary CM Medical Systems, Inc., under the General Corporation Law of California. Currently the subsidiary has no employees, has not issued stock and has not begun operations.

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company had a net loss of $1,712,253 and utilized cash of $375,504 in operating activities during the year ended September 30, 2006, and had a working capital deficiency of $1,869,675 and shareholders’ deficiency of $2,868,551 at September 30, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

The Company’s working capital requirements in the foreseeable future will depend on a variety of factors including its ability to implement its sales and marketing plan. The Company plans to continue to focus on the integration of its products and solutions with O.E.M. partner products for sales and distribution. This includes selling products through the distribution channels of the partners. The Company has new arrangements, which it believes will generate higher levels of revenue in fiscal 2007. Management has developed additional contingency plans to ensure expenses can be reduced and brought in line with revenues achieved during 2007, allowing the Company to extend the operating capital. The Company currently expects that new financing will provide sufficient cash to fund its projected operations for the immediately foreseeable future and believes additional financing will be available if and when needed. If the Company is unable to achieve projected operating results and/or obtain such additional financing if and when needed, management will be required to curtail growth plans and scale back development activities. No assurances can be given that the Company will achieve increased revenues. Further, no assurances can be given that the Company’s current financing will be sufficient to support the Company’s planned level of operations. If adequate funds are not available or are not available at acceptable terms, the Company’s ability to finance its expansion, develop or enhance services or products or respond to competitive pressures would be significantly limited.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of assets and liabilities, revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

TRADE RECEIVABLES

Trade receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed.

The Company uses the allowance method to account for uncollectible trade receivable balances. Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible. Factors used to establish an allowance include the credit quality of the customer and whether the balance is significant. At September 30, 2006 and 2005, trade receivables

CAMINOSOFT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2006 AND 2005

had a net balance in the amount of $248,672 and $1,043,176 net of allowances of $20,000 and $20,000, respectively.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is calculated using accelerated methods based upon the estimated useful lives of the related assets, primarily three years.

SOFTWARE

Software capitalization is stated at cost. Amortization is computed on the straight-line method based upon the estimated useful life of the asset, primarily seven years. Statement of Financial Accounting Standards No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed”, provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established. The Company capitalized no development costs during the years ended September 30, 2006 and September 30, 2005.

DEFERRED FINANCING COSTS

The Company capitalizes costs incurred related to an equity financing until such time as the stock is issued, or the equity financing is abandoned or unlikely to be used by the Company. These costs include attorney’s and accountant’s fees directly related to the financing and the related issuance of common stock. During the year ended September 30, 2006, the deferred financing costs of $262,075 were deemed impaired and were written off. (see Note 5 - Shareholders’ Deficiency)

IMPAIRMENT OF LONG-LIVED ASSETS

Management regularly reviews long-lived assets for possible impairment. This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is an indication of impairment, management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value.

During the year ended September 30, 2006, the deferred financing costs of $262,075 were deemed impaired and were written off. (see Note 5 - Shareholders’ Deficiency)

INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes. Deferred income taxes are recognized based on the differences between financial statement and income tax valuations of assets and liabilities using applicable tax rates for

CAMINOSOFT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2006 AND 2005

the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax asset amounts to the amount expected to be realized. The provision for income taxes represents the tax payable (or benefit) for the period and the change in deferred tax assets and liabilities during the year.

REVENUE RECOGNITION

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and collectibility is probable. We enter into certain arrangements where we are obligated to deliver multiple products and/or services (multiple elements). In these transactions, we allocate the total revenue among the elements based on the sales price of each element when sold separately (vendor-specific objective evidence).

Revenue for products licensed to original equipment manufactures (OEM’s), and perpetual licenses for current products in our server based data management suite of products is recognized as products are shipped or electronically delivered, the fees are fixed or determinable, collection of the resulting receivable is probable and not other significant obligations remain undelivered. If annual service is a part of the sale agreement that portion of the revenue is recorded as unearned due to undelivered elements including, annual telephone support and the right to receive unspecified upgrades/updates of our data management products on a when-and-if-available basis. Unspecified upgrades, or patches, are included in our product support fee. The upgrades are delivered only on a when-and-if-available basis and as defined in SOP 97-2, are considered, Postcontract Customer Support (“PCS”). Vendor-specific objective evidence does exist for these services in the aggregate; however, no vendor-specific objective evidence exists for the unspecified upgrades on a stand-alone basis. When-and-if-available deliverables should be considered in determining whether an arrangement includes multiple elements; however, SOP 97-2 states that if sufficient vendor-specific objective evidence does not exist for the allocation of revenue to the various elements of the arrangement, and if the only undelivered element in an arrangement is PCS, the entire fee for the support should be recognized ratably. Because the timing, frequency, and significance of unspecified upgrades/updates can vary considerably, the point at which unspecified upgrades/updates are expected to be delivered should not be used to support income recognition on other than a straight-line basis. As such, the Company recognizes the product support fee consisting of PCS and unspecified upgrades/updates ratably over the service contract period.

Revenues from services are comprised of consulting and implementation services, and to a limited extent training. Services are generally charged on a time-and-materials or fixed fee basis and include a range of services including, installation of software, establishing software policies and limited training. Services are generally separable from the other elements under the arrangement since the performance of the services is not essential to the functionality of any other element of the transaction. Revenues for services are recognized as the services are performed.

CAMINOSOFT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2006 AND 2005

RESEARCH AND DEVELOPMENT

Research and development costs, which consist primarily of software development costs, are expensed as incurred and amounted to $484,043 and $473,830 for the years ended September 30, 2006 and 2005, respectively.

ADVERTISING

Advertising costs are charged to expense as incurred and such costs were $3,750 and $30,017 for the years ended September 30, 2006 and 2005, respectively.

STOCK-BASED COMPENSATION

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

CAMINOSOFT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2006 AND 2005

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

Prior to the adoption of SFAS 123R, all stock options and warrants issued to employees and others had an exercise price not less than the fair market value of the Company’s common stock on the date of the grant, and in accordance with accounting for such options utilizing the intrinsic value method there was no related compensation expense recorded in the Company’s financial statements. Had compensation cost for the stock-based compensation been determined based on the fair value of the grant dates consistent with the method of SFAS 123, the Company’s net loss and loss per share for the years ended September 30, 2005 would have been increased to the pro forma amount presented.

2005

Net loss, as reported	$(770,409)
Add: Stock-based employee compensation
included in reported net loss	--
Deduct: Total stock-based
employee compensation expense determined
under the fair value based method for all awards	(180,650)
Net loss, pro forma	$(951,059)

Basic and diluted net loss per common share,
As reported	$(.06)
Pro forma	$(.07)

CAMINOSOFT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2006 AND 2005

The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2006, expected life of options were between 3 years and 5 years, expected volatility ranged from 81.5% to 102.5%, respectively, risk-free interest rate of 4.32% to 4.88% and a 0% dividend yield.

CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and deferred revenues as reflected in the financial statements approximate fair value because of the short-term maturity of these instruments. The estimated fair value of notes payable is based on borrowing rates currently available to the Company for loans with similar terms and maturities.

CONCENTRATIONS

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. The Company may be exposed to risk for the amount of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company had cash balances in excess of the $100,000 guarantee as of and during the year ended September 30, 2006.

During the years ending September 30, 2006 and 2005, the Company had one and two major customers respectively, whose revenue volume comprised approximately 11% and 58%, respectively, of the Company’s total revenue. As of September 30, 2006 and 2005 the amounts due from these customers was $75,090 and $53,340, respectively.

EARNINGS (LOSS) PER SHARE

The Company computes earnings (loss) per common share under Statement of Financial Accounting Standards No. 128, “Earnings per Share” (SFAS No. 128), which requires presentation of Basic and Diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, such as stock options, warrants or convertible debentures, unless antidilutive.

CAMINOSOFT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2006 AND 2005

At September 30, 2006 and 2005, options, warrants and convertible debentures to purchase 12,995,189 and 12,369,939 shares, respectively, were outstanding, but were not included in the computation of diluted loss per common share as the effect would be antidilutive.

REPORTING SEGMENT

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (“SFAS No. 131”) requires certain disclosures of operating segments, as defined in SFAS No. 131. Management has determined that the Company has only one operating segment and therefore is not required to disclose operating segment information. The Company does not account for the net sales of its various products separately, and the disclosure required by SFAS No. 131 of product revenue is not presented because it would be impracticable to do so.

COMPREHENSIVE INCOME

A statement of comprehensive income is not presented in our financial statements since we do not have any of the items of other comprehensive income in any period presented.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, FIN 48 will be adopted commencing in the first quarter of the Company’s fiscal year 2008.

CAMINOSOFT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2006 AND 2005

In September 2006, the Financial Accounting Standards Board issued Statement No. 157 (“SFAS No. 157”), “Fair Value Measurements.” SFAS No. 157 establishes a formal framework for measuring fair value under GAAP. It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for SFAS No. 123 (R), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In September 2006, the Financial Accounting Standards Board issued Statement No. 158 (“SFAS No. 158”), “Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires that for public companies the full funding status of defined benefit pension and other postretirement plans be recognized on the balance sheet as an asset (for overfunded plans) or as a liability (for underfunded plans). In addition, SFAS No. 158 calls for recognition in other comprehensive income or gains or losses any prior service costs or credits that are not yet included as components of periodic benefit expense. Finally, SFAS No. 158 requires that the measurement of defined benefit plan assets and obligations be as of the balance sheet date. The Company plans to adopt the recognition provisions of SFAS No. 158 as of the end of the fiscal year end after December 15, 2006 and the measurement date provisions as of the balance sheet date for fiscal years ending after December 15, 2008.

The Company does not believe that the adoption of the above recent pronouncements will have a material effect on the Company’s consolidated financial position or results of operations.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30,
	2006	2005
Furniture and fixtures	$13,084	$13,084
Test and training equipment	76,828	73,741
	89,912	86,825
Less accumulated depreciation	(71,608)	(50,678)
	$18,304	$36,147

CAMINOSOFT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2006 AND 2005

Depreciation expense was $20,930 and $18,948 for the years ending September 30, 2006 and 2005, respectively.

NOTE 3 - SOFTWARE

On September 17 1999, the Company acquired the assets (the “Camino Assets”) of Camino Software Systems, Inc. (“Camino”) for 468,000 shares of the Company’s common stock valued at $187,200 and assumed $315,172 of certain Camino liabilities. The Camino Assets consisted of the name, Camino Software Systems, Inc., the data storage management software, certain business contracts and intangible personal property. The Company has allocated the amounts paid and assumed in the amount of $502,372 to the fair value of the software acquired. The software is being amortized on a straight line basis over seven years. Net book value of the original purchased software at September 30, 2006 and 2005 is $0 and $71,745, respectively.

During the years ended September 30, 2006 and 2005 there was no development cost capitalized. The net book value for software at September 30, 2006 and 2005 is $112,164 and $230,349, respectively, which includes the original software purchase of the Camino Assets plus additional capitalization prior to fiscal year 2003.

	September 30,
	2006	2005
Software	$827,390	$827,390
Less accumulated amortization	(715,226)	(597,041)
	$112,164	$230,349

Amortization expense was $118,185 and $118,212 for the years ending September 30, 2006 and 2005, respectively.

NOTE 4 - NOTES PAYABLE

In December 2002, the Company issued a 6% unsecured convertible debenture for $1,000,000. Interest of 6% per annum will be paid in monthly installments for three years based on the unpaid principal balance. The full $1,000,000 was borrowed during

CAMINOSOFT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2006 AND 2005

the year ended September 30, 2003 and was outstanding as of September 30, 2006 and 2005. The debenture matured on November 27, 2005, at which time the unpaid principal amount and all accrued and unpaid interest would have become due and payable in full. The debenture is convertible, at the option of the holder, into shares of the Company’s common stock, with a conversion price of $0.62 per share. As part of the funding during fiscal year ended September 30, 2003, the Company issued 5 year warrants to the lender to purchase 500,000 shares of the Company’s common stock. The warrants were valued at $176,224 and recorded as debt discount, and are being amortized over the life of the loan. During the years ended September 30, 2006 and 2005, $14,685 and $58,741, respectively, of discount was amortized and included in the statement of operations.

During July 2003, the Company issued another 6% unsecured convertible debenture for up to $750,000. Interest at a rate of 6% per annum is payable in monthly installments for 26 months based on the unpaid principal balance. The debenture matured on November 27, 2005, at which time the unpaid principal amount and all accrued and unpaid interest would have become due and payable in full. The debenture is convertible, at the option of the holder, into shares of the Company’s common stock, with a conversion price of $0.41 per share. At September 30, 2006, the Company had borrowed $750,000, the entire amount available.

Pursuant to a Renewal and Modification agreement dated October 28, 2005, the Company negotiated an extension of the two convertible debentures referenced above with a total principal balance of $1,750,000. The lender agreed to extend the maturity date of the two 6% Convertible Debentures dated November 27, 2002 in the aggregate principal amount of $1,750,000 to May 27, 2007. In consideration of such extension, the Company granted the lender a five-year warrant to purchase 175,000 shares of the Company’s common stock at an exercise price of $1.14 per share (subject to adjustment). The estimated value of the warrant of $166,093 was recorded on the Company’s financial statements as debt discount and is being amortized over the term of the extension. During the year ended September 30, 2006, $92,274 of discount was amortized and included in the statement of operations.

During July 2004, the Company received $750,000 from a two year secured loan from Renaissance Capital Group managed funds. Interest is paid at 7% in monthly installments based on the outstanding principal balance. As part of the funding, the Company issued five-year warrants to purchase an aggregate of 1,415,094 shares of common stock at an exercise price of $0.53 per share. The estimated value of the warrants of $311,953 was recorded on the Company’s financial statements as debt discount and is being amortized over the life of the loan. During the years ended September 30, 2006 and 2005, $92,168 and $155,977, respectively, of discount was amortized and included in the statement of operations.

During February 2006, the Company issued to the Renaissance Capital Group managed funds an aggregate of 150,000 warrants to purchase the Company’s common stock at

CAMINOSOFT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2006 AND 2005

$0.86 per share in consideration of an agreement to extend the $750,000 loan payable maturity date for an additional 18 months. The new maturity date for the notes is January 19, 2008. The Company will continue to pay 7% interest on a monthly basis based on the current outstanding principal balance of $750,000. The estimated value of the warrants of $77,663 was recorded on the Company’s financial statements as debt discount and is being amortized over the term of the extension. During the year ended September 30, 2006, $21,181 of discount was amortized and included in the statement of operations.

Annual principal payments for fiscal years 2006 and 2007 are as follows:

Year ending September 30,	Principal	Debt Discount	Net

2007	$1,750,000	144,540	$1,605,460
2008	750,000	23,574	726,426

Total	$2,500,000	168,114	$$2,331,886

NOTE 5 - SHAREHOLDER’S DEFICIENCY

During September 2004, the Company issued 340,136 shares of stock as commitment shares as part of an equity financing. The commitment shares are part of a common stock purchase agreement which will allow the Company to draw up to $6,000,000 through daily sales of the Common Stock. The Company has agreed to register 3,680,272 shares which include the commitment shares to sell during a 30 month period. The fair value of the issued shares was $187,075, based upon the fair value of the common stock at the date of issuance. The fair value of the shares issued in September 2004, and $75,000 of legal and professional fees incurred in fiscal 2005 relating the registration, were recorded as deferred financing costs on the Company’s financial statements. During the current fiscal year the deferred financing balance of $262,075 was written off to other expense because the Company determined it was unlikely the equity line would be drawn on and therefore the costs were impaired. The minimum floor market price of the Company’s common stock per the agreement is $0.25 per share, and currently the market price for the Company’s common stock is below this minimum.

During the year ended September 30, 2005, the Company issued 4,762 shares of restricted common stock for legal services rendered. The fair value of the issued shares was $2,000, and this amount was recorded as legal expense on the Company’s financial statements. During the year ended September 30, 2005, the Company issued 85,370 shares of restricted common stock to the named executives as bonus compensation. The fair value of the issued shares was $35,100, and this amount was recorded as compensation expense on the Company’s financial statements.

CAMINOSOFT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2006 AND 2005

During June of 2006, the Company issued 10,000 shares of restricted common stock for invester relations services rendered. The fair value of the issued shares was $4,300; this amount was recorded as investor relations expense on the Company’s financial statements.

On February 21, 2006, the Company issued to BFS US Special Opportunities Trust PLC and Renaissance US Growth & Income Trust PLC an aggregate of 697,674 shares of common stock at a price of $0.86 per share in a private placement for $600,000. The stock purchase also included a registration rights agreement requiring the Company to file a registration statement within 180 days of the closing of the purchase agreement. The registration rights agreement included certain penalties payable in shares of stock if the Company did not file within the 180 day period. The Company and the purchasers agreed to amend the registration rights agreement to remove the penalty clause from the registration rights agreement. The Company has agreed to register the resale of its shares as soon as practicable.

STOCK OPTIONS AND WARRANTS

During the year ended September 30, 2006, the Company issued 655,000 options to purchase the Company’s common stock at prices ranging from $0.62 to $1.14 to employees, directors and others under the year 2000 employee stock option plan. The aggregate value of the options vesting from January 1, 2006 to September 30, 2006 was $133,575 and has been reflected as compensation cost. As of September 30, 2006, the aggregate value of unvested options was $740,822, which will be amortized as compensation cost as the options vest. During the year ended September 30, 2006, the Company also granted 325,000 warrants in relation to the extension of debt. (See note 4) The Company granted no options or warrants during the fiscal year ended September 30, 2005.

The Company has 6,000,000 shares approved for issuance as part of the employee stock option plan of which approximately 1,096,000 shares remain available for option grant under the plan. Upon exercise and payment of a vested option the Company would issue the shares for exercise of the option. Each option grant has an individual letter agreement outlining terms of the plan, option and exercise instructions and option termination conditions. The plan was approved by shareholders and is governed by the board of directors and compensation committee of the Company.

The option summary and changes during the year are presented below:

CAMINOSOFT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2006 AND 2005
		Weighted
		Average
	Number of	Exercise	Intrinsic
	Shares	Price	Value
Options outstanding
At October 1, 2004	4,984,000	$1.07
Options granted	--	--
Options expired	(380,750)	1.10

Options outstanding
At September 30, 2005	4,603,250	1.06
Options granted	655,000	1.04
Options expired	(354,750)	0.56

Options outstanding
At September 30, 2006	4,903,500	$1.10

Options exercisable
At September 30, 2006	3,467,000	$1.21	$0.27

Options exercisable
At September 30, 2005	3,359,500	$1.23	$0.27
Options outstanding

The following table summarizes information about employee’s stock options outstanding at September 30, 2006.
	Outstanding			Exercisable
		Weighted Average			Weighted Average
Exercise		Life	Exercise		Exercise
Price	Options	(Months)	Price	Options	Price
$0.41	438,000	39	$0.41	389,000	$0.41
0.44	388,000	39	0.44	371,000	0.44
0.52	85,000	39	0.52	85,000	0.52
0.55	302,000	39	0.55	301,000	0.55
0.56	146,000	39	0.56	146,000	0.56
0.61	305,000	39	0.61	305,000	0.61
0.62	70,000	43	0.62	----	0.62
0.63	1,400,000	39	0.63	700,000	0.63
0.87	2,000	51	0.87	----	0.87
0.90	70,000	39	0.90	52,500	0.90
0.95	259,000	39	0.95	259,000	0.95
1.01	205,000	51	1.01	----	1.01
1.14	375,000	39	1.14	----	1.14
1.25	25,000	39	1.25	25,000	1.25
1.30	15,000	39	1.30	15,000	1.30
1.55	300,000	39	1.55	300,000	1.55
3.38	2,000	39	3.38	2,000	3.38
3.56	52,000	39	3.56	52,000	3.56
3.87	314,500	39	3.87	314,500	3.87
5.00	150,000	39	5.00	150,000	5. 00

$0.41-$5.00	4,903,500		$1.10	3,467,000	$1.21

CAMINOSOFT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2006 AND 2005

The warrant summary and changes during the year are presented below:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Warrants outstanding
At October 1, 2004	5,305,337	$0.84
Warrants granted	--	--
Warrants expired	(627,000)	1.09
Warrants outstanding
At September 30, 2005	4,678,337	0.80
Warrants granted	325,000	1.01
Warrants expired	--	--
Warrants outstanding
At September 30, 2006	5,003,337	$0.82
Warrants exercisable
At September 30, 2006	5,003,337	$0.82
Warrants exercisable
At September 30, 2005	4,678,337	$0.80

The following table summarizes information about warrants outstanding at September 30, 2006.

Outstanding and Exercisable
		Weighted Average
Exercise		Life	Exercise
Price	Warrants	(Months)	Price
0.51	20,000	9	$0.51
0.53	1,415,094	34	0.53
0.74	1,621,623	27	0.74
0.86	150,000	53	0.86
1.11	1,621,620	27	1.11
1.14	175,000	49	1.14

$0.51 - $1.14	5,003,337		$0.82

NOTE 6 - RELATED PARTY TRANSACTION

During the fiscal year ended September 30, 2003, the Company signed a consulting agreement with Mr. Walter Kornbluh (director), to provide consulting services to the Company reporting to the Chairman of the Board of Directors and the Chief Executive Officer. The contract is for two years beginning August 1, 2003, at a rate of $2,500 per month. During the fiscal years ended September 30, 2005 and 2006, the Company paid Mr. Kornbluh $29,450 and $0 in consulting fees, respectively.

During the fiscal years ended September 30, 2005 and 2006, the Company paid Mr. Steven Spector, Chairman of the Board consulting fees of $19,250 and $0 for services rendered during the fiscal year, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

CAMINOSOFT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2006 AND 2005

The Company leases its facilities under noncancelable operating leases expiring at various dates through 2008. Future minimum rental payments required under noncancelable operating leases at September 30, 2006 are as follows:

Year Ending September 30,	Amount
2007	122,835
2008	41,347

$164,182

Total rent expense for the years ended September 30, 2006 and 2005 amounted to $129,142 and $163,667, respectively.

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

During the Fiscal year ended September 30, 2004, the Company entered into an at will employment agreement with Michael Skelton (C.E.O. & Director). Mr. Skelton will receive $14,000 per month salary for an indeterminate period of time. The contract may be terminated by the Company or Mr. Skelton at any time. If Mr. Skelton is terminated without cause he will receive salary and benefits for up to 6 months after termination. During the fiscal year ended September 30, 2005, the Company reimbursed Mr. Skelton $24,000 for apartment rental expense. The rental expense reimbursement expired during October 2005.

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

CAMINOSOFT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2006 AND 2005

NOTE 8 - INCOME TAXES

The Company’s net deferred tax assets (using a federal corporate income rate of 34%) consist of the following at September 30, 2006 and 2005:

	2006	2005

Benefit of operating loss carryforward	$7,400,000	$6,500,000
Valuation allowance	(7,400,000)	(6,500,000))
Net deferred tax asset	$-	$-

The effective tax rate on loss before income taxes differed from the federal statutory tax rate. The following summary reconciles income taxes at the federal statutory tax rate with the actual taxes and the effective tax rate:

	September 30,
	2006	2005
Federal statutory tax rate	(34%)	(34%)
State tax, net of federal benefit	(5%)	(5%)
Permanent differences	(1%)	(1%)
	40%	40%

Change in valuation allowance	40%	40%
Effective tax rate	-%	-%

At September 30, 2006, the Company has available net operating loss carry-forwards of approximately $19,000,000 for federal income tax purposes which expire in varying amounts through 2026. The Company’s ability to utilize NOL carry-forwards may be limited in the event that a change in ownership, as defined in the Internal Revenue Code, has or does occur in the future.

Deferred tax assets, before valuation allowance, as of September 30, 2006 were approximately $7,400,000 and primarily arise from the Company’s net operating loss carry forwards. A valuation allowance of approximately $7,400,000 was provided because management believes that the deferred tax assets are more likely than not to be unrealized.