Form 10QSB
period 2006-12-31
CAMINOSOFT CORP
filed 2007-02-14
CIK 907686

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
______________

FORM 10-QSB
__________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Number of shares outstanding of each of the issuer’s classes of common stock, as of February 1, 2007: 14,258,756 shares of common stock, no par value.

Transitional Small Business Disclosure Format:
YES ☐ NO ☒

CAMINOSOFT CORP

INDEX

PAGE
PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
Condensed Consolidated Balance Sheets as of December 31, 2006 (Unaudited) and September 30, 2006	3
Condensed Consolidated Statements of Operations for the Three Months Ended December 31, 2006 and 2005 (Unaudited)	4
Condensed Consolidated Statement of Shareholders’ Deficiency for the Three Months Ended December 31, 2006 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2006 and 2005 (Unaudited)	6
Notes to the Condensed Consolidated Financial Statements (Unaudited)	7
Item 2. Management’s Discussion and Analysis and Plan of Operation	13
Item 3. Controls and Procedures	24
PART II - OTHER INFORMATION	25
Item 6
Exhibits
Signature
Exhibit 31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART 1
FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
CAMINOSOFT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2006	2006
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$171,625	$441,595
Accounts receivable, net of allowance of $20,000 and $20,000	377,477	248,672
Total Current Assets	549,102	690,267

Property and Equipment, net of accumulated depreciation of $76,144 and $71,608	13,768	18,304
Software, net of accumulated amortization of $726,836 and $715,226	100,554	112,164
Deposits	9,582	9,582
Total Assets	$673,006	$830,317

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable	$161,851	$183,144
Accrued liabilities	53,658	49,430
Deferred revenues	719,453	721,908
Notes payable, current portion, net of discount of $116,858 and $144,540	1,633,142	1,605,460
Total Current Liabilities	2,568,104	2,559,942

Notes payable, net of discount of $5,893 and $23,574	744,107	726,426
Deferred revenues, net of current portion	375,000	412,500
Total Liabilities	3,687,211	3,698,868
Shareholders' Deficiency
Common stock, no par value; authorized 100,000,000 shares; issued and outstanding 14,258,756 and 14,258,756 shares	18,720,566	18,669,092
Accumulated Deficit	(21,734,771)	(21,537,643)
Total Shareholders' Deficiency	(3,014,205)	(2,868,551)
Total Liabilities and Shareholders' Deficiency	$673,006	$830,317

See accompanying notes to Condensed Consolidated Financial Statements

CAMINOSOFT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	December 31,
	2006	2005

SALES	$493,472	$470,213

COST OF SALES	19,843	29,553

GROSS PROFIT	473,629	440,660

OPERATING EXPENSES
Sales and administrative	483,416	440,254
Depreciation	4,536	5,592
Research and Development	100,720	113,749

Total Operating Expenses	588,672	559,595

Loss From Operations	(115,043)	(118,935)

OTHER INCOME (EXPENSE)
Interest expense	(82,089)	(102,606)
Interest income	4	4

Total Other Income (Expense)	(82,085)	(102,602)

Net Loss	($197,128)	($221,537)

Weighted average number of common shares outstanding:
(basic and diluted):	14,258,756	13,551,082
Net loss per common share:
(basic and diluted)	($0.01)	($0.02)

See accompanying notes to Condensed Consolidated Financial Statements

CAMINOSOFT CORP
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY
(UNAUDITED)

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance at October 1, 2006	14,258,756	$18,669,092	($21,537,643)	($2,868,551)
Fair value of options issued to employees and consultants	-	51,474	-	51,474
Net loss for the three months ended December 31, 2006	-	-	(197,128)	(197,128)
Balance at December 31, 2006	14,258,756	$18,720,566	($21,734,771)	($3,014,205)

See accompanying notes to Condensed Consolidated Financial Statements

CAMINOSOFT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	December 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	($197,128)	($221,537)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Deferred compensation	-	4,069
Depreciation and amortization	16,146	35,145
Fair value of common stock options issued to employees and consultants	51,474	-
Amortization of debt discount	45,363	62,907
Changes in operating assets and liabilities:
Accounts receivable	(128,805)	500,500
Accounts payable and accrued liabilities	(17,065)	(130,551)
Deferred revenue	(39,955)	(105,246)
Net cash (used in) provided by operating activities	(269,970)	145,287

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	-	(3,087)

Net cash used in investing activities	-	(3,087)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(269,970)	142,200

CASH AND CASH EQUIVALENTS, beginning of period	441,595	220,186

CASH AND CASH EQUIVALENTS, end of period	$171,625	$362,386

Cash paid for:
Interest	$36,726	$39,699
Income taxes	$0	$0

Supplemental non-cash financing and investing activities
During the period ended December 31, 2005, the Company issued warrants valued at $166,093 for deferred financing costs
During the period ended December 31, 2005, the Company issued options to non-employees valued at $97,662 for deferred compensation

See accompanying notes to Condensed Consolidated Financial Statements

CAMINOSOFT CORP
Notes to Condensed Consolidated Financial Statements
Three Months Ended December 31, 2006
(Unaudited)

Note 1: Basis of Presentation

The accompanying condensed consolidated financial statements of CaminoSoft Corp (the “Company”) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s latest Annual Report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of December 31, 2006, and the statements of its operations for the three month periods ended December 31, 2006 and 2005 and statements of cash flows for the three month periods ended December 31, 2006 and 2005 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Intercompany balances and transactions have been eliminated in consolidation.

Organization

  The Company was organized in 1983 as Interscience Computer Services, Inc. to be a third-party provider of maintenance services for computer hardware and related peripheral equipment. On September 17, 1999, the Company acquired the assets (the “Camino Assets”) of Camino Software Systems, Inc., a data storage company. The Camino Assets consisted of the name, Camino Software Systems, Inc., the Highway Server hierarchical data storage management (“HSM”) software, certain business contracts and intangible personal property. On April 17, 2000, the Company changed its name to CaminoSoft Corp. to reflect the change to a software sales and development firm.

Going Concern

  The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company had a net loss of $1,712,253 and utilized cash of $375,504 in operating activities during the year ended September 30, 2006, and had a working capital deficiency of $1,869,675 and shareholders’ deficiency of $2,868,551 at September 30, 2006. During the three months ended December 31, 2006, the Company had a net loss of $197,128 and utilized cash of $269,970 in operating activities, and had a working capital deficit of $2,019,002 and a shareholders’ deficiency of $3,014,205 as of December 31, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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
Three Months Ended December 31, 2006
(Unaudited)

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

Concentrations

As of December 31, 2006, 61% of accounts receivable were due from four customers. Two major distributors represent 37% of sales during the current quarter.

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. The Company may be exposed to risk for the amounts of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company had cash balances in excess of the $100,000 guarantee as of and during the three months ended December 31, 2006.

Earnings (loss) per Common Share

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

At December 31, 2006, options, warrants and convertible debentures to purchase 12,995,189 shares, were outstanding, but were not included in the computation of diluted loss per common share as the effect would be antidilutive.

CAMINOSOFT CORP
Notes to Condensed Consolidated Financial Statements
Three Months Ended December 31, 2006
(Unaudited)

Stock Options and Warrants

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

As the exercise price of stock options and warrants issued to employees was not less than the fair market value of the Company’s common stock on the date of grant, and in accordance with the accounting for such options utilizing the intrinsic value method, there was no related compensation expense recorded in the Company’s consolidated financial statements for periods prior to December 31, 2005. The fair value of stock options and warrants issued to officers, directors and employees at not less than fair market value of the Company’s common stock on the date of grant was estimated using the Black-Scholes option-pricing model, and the effect on the Company’s results of operations was shown in a footnote as if such stock options and warrants had been accounted for pursuant to SFAS No. 123.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123R”), a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123R, superseded APB No. 25 and amended SFAS No. 95, “Statement of Cash Flows”. Effective January 1, 2006, SFAS No. 123R required that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards, with the cost to be recognized as compensation expense in the Company’s financial statements over the vesting period of the awards.

Accordingly, the Company recognized compensation cost for equity-based compensation for all new or modified grants issued after December 31, 2005. In addition, commencing January 1, 2006, the Company recognized the unvested portion of the grant date fair value of awards issued prior to adoption of SFAS No. 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants.

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

CAMINOSOFT CORP
Notes to Condensed Consolidated Financial Statements
Three Months Ended December 31, 2006
(Unaudited)

Three Months Ended December 31, 2005
Net loss, as reported	$(221,537)
Add: Stock-based employee
Compensation expense included in reported net loss	----
Deduct: Total stock-based employee
Compensation expense determined
Under fair value based method for all awards	(8,859)
Net loss, pro forma	$(230,396)
Basic and diluted net loss per Common share, as reported	$(.02)
Pro forma	$(.02)

The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2006, expected life of options were between 3 years and 5 years, expected volatility ranged from 81.5% to 102.5%, risk-free interest rate of 4.32% to 4.88% and a 0% dividend yield.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109," which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FIN 48 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently in the process of evaluating the effect, if any, the adoption of FIN 48 will have on its results of operations, financial position, or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its results of operations, financial position, or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company has adopted the bulletin during 2006. The adoption did not have a material effect on results of operations, financial position, or cash flows.

CAMINOSOFT CORP
Notes to Condensed Consolidated Financial Statements
Three Months Ended December 31, 2006
(Unaudited)

Note 3: Notes Payable

In December 2002, the Company issued a 6% convertible debenture for $1,000,000. Interest at the rate of 6% per annum will be paid in monthly installments for three years based on the unpaid principal balance. The full $1,000,000 was borrowed during the year ended September 30, 2003 and was outstanding as of December 31, 2006. The debenture matured on November 27, 2005, at which time the unpaid principal amount and all accrued and unpaid interest would have become due and payable in full. The debenture is convertible, at the option of the holder, into shares of the Company’s common stock, with a conversion price of $0.62 per share. As part of the funding during the fiscal year ended September 30, 2003, the Company issued five-year warrants to the lender to purchase 500,000 shares of the Company’s common stock. The warrants were valued at $176,224 and recorded as debt discount, and was amortized over the initial life of the loan.

In July 2003, the Company issued another 6% convertible debenture for up to $750,000. Interest at the rate of 6% per annum is payable in monthly installments for 26 months based on the unpaid principal balance. The debenture matured on November 27, 2005, at which time the unpaid principal amount and all accrued and unpaid interest would have become due and payable in full. The debenture is convertible, at the option of the holder, into shares of the Company’s common stock, with a conversion price of $0.41 per share. At December 31, 2006, the Company had borrowed $750,000, the entire amount available.

Pursuant to a Renewal and Modification agreement dated October 28, 2005, the Company negotiated an extension of the two convertible debentures referenced above with a total principal balance of $1,750,000. The lender agreed to extend the maturity date of the two 6% Convertible Debentures dated November 27, 2002 in the aggregate principal amount of $1,750,000 to May 27, 2007. In consideration of such extension, the Company granted the lender a five-year warrant to purchase 175,000 shares of the Company’s Common Stock at an exercise price of $1.14 per share (subject to adjustment). The estimated value of the warrant of $166,093 was recorded on the Company’s financial statements as debt discount and is being amortized over the term of the extension. During the three months ended December 31, 2006, $27,684 of discount was amortized and included in the statement of operations.

During July 2004, the Company received $750,000 from a two year secured loan from Renaissance Capital Group managed funds. Interest is paid at 7% in monthly installments based on the outstanding principal balance. As part of the funding, the Company issued five year warrants to purchase an aggregate of 1,415,094 shares of Common Stock at an exercise price of $0.53 per share. The estimated value of the warrant of $311,953 was recorded on the Company’s financial statements as debt discount and is being amortized over the life of the loan. During the three months ended December 31, 2006, $7,090 of discount was amortized and included in the statement of operations.

During February 2006, the Company issued to the Renaissance Capital Group managed funds an aggregate of 150,000 warrants to purchase the Company’s common stock at $0.86 per share in consideration of an agreement to extend the $750,000 loan payable maturity date for an additional 18 months. The new maturity date for the notes is January 19, 2008. The Company will continue to pay 7% interest on a monthly basis based on the current outstanding principal balance of $750,000. The estimated value of the warrants of $77,663 was recorded on the Company’s financial statements as debt discount and is being amortized over the term of the extension. During the three months ended December 31, 2006, $10,590 of discount was amortized and included in the statement of operations.

Note 4: Stock Options and Warrants

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

CAMINOSOFT CORP
Notes to Condensed Consolidated Financial Statements
Three Months Ended December 31, 2006
(Unaudited)

During the three months ended December 31, 2006, no options were issued to employees or non-employees. The aggregate value of the options vesting from October 1, 2006 to December 31, 2006 was $51,474 and has been reflected as compensation cost as part of sales and administrative expenses in the accompanying December 31, 2006 financial statements. As of December 31, 2006, the aggregate value of the unvested options was $511,992, which will be amortized as compensation cost as the options vest.

A summary of changes in outstanding stock options during the three months are presented below.

	Number of Shares	Weighted Average Exercise Price
Options outstanding At September 30, 2006	4,903,500	$1.10
Options granted	----	----
Options expired	----	----
Options outstanding At December 31, 2006	4,903,500	$1.10
Options exercisable At December 31, 2006	3,580,750	$1.21

The following table summarizes information about employee’s stock options outstanding at December 31, 2006.

Outstanding Weighted Average				Exercisable
Exercise Price	Options	Life (Months)	Exercise Price	Options	Weighted Average Exercise Price
$0.41	438,000	36	$0.41	389,000	$0.41
0.44	388,000	36	0.44	371,000	0.44
0.52	85,000	36	0.52	85,000	0.52
0.55	302,000	36	0.55	301,000	0.55
0.56	146,000	36	0.56	146,000	0.56
0.61	305,000	36	0.61	305,000	0.61
0.62	70,000	40	0.62	----	0.62
0.63	1,400,000	36	0.63	700,000	0.63
0.87	2,000	48	0.87	----	0.87
0.90	70,000	36	0.90	52,500	0.90
0.95	259,000	36	0.95	259,000	0.95
1.01	205,000	48	1.01	20,000	1.01
1.14	375,000	36	1.14	93,750	1.14
1.25	25,000	36	1.25	25,000	1.25
1.30	15,000	36	1.30	15,000	1.30
1.55	300,000	36	1.55	300,000	1.55
3.38	2,000	36	3.38	2,000	3.38
3.56	52,000	36	3.56	52,000	3.56
3.87	314,500	36	3.87	314,500	3.87
5.00	150,000	36	5.00	150,000	5.00
$0.41-$5.00	4,903,500		$1.10	3,580,750	$1.21

CAMINOSOFT CORP
Notes to Condensed Consolidated Financial Statements
Three Months Ended December 31, 2006
(Unaudited)

A summary of changes in outstanding warrants during the three months are presented below:

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at September 30, 2006	5,003,337	$0.82
Warrants granted	----	----
Warrants expired	----	----

Warrants outstanding at December 31, 2006	5,003,337	$0.82
Warrants exercisable at December 31, 2006	5,003,337	$0.82

The following table summarizes information about warrants outstanding at December 31, 2006.

Outstanding Weighted Average				Exercisable
Exercise Price	Options	Life (Months)	Exercise Price	Options	Weighted Average Exercise Price

$0.51	20,000	6	$0.51	20,000	$0.51
0.53	1,415,094	31	0.53	1,415,094	0.53
0.74	1,621,623	24	0.74	1,621,623	0.74
0.86	150,000	50	0.86	150,000	0.86
1.11	1,621,620	24	1.11	1,621,620	1.11
1.14	175,000	46	1.14	175,000	1.14
$0.51-$1.14	5,003,337		$0.82	5,003,337	$0.82

Note 5: Subsequent Events

On February 7, 2007, the Company received an aggregate of $200,000 from two three month secured convertible notes from two of RENN Capital Groups managed funds. Interest of 8% will be paid in monthly installments during the term of the notes. The notes mature on May 7, 2007, at which time all principal and accrued and unpaid interest will be due and payable in full. The notes are convertible at the option of the holder, into shares of the Company’s common stock, with an initial conversion price of $0.30 per share. The funds are being used to support the operations of the Company.

Item 2.  Management’s Discussion and Analysis and Plan of Operation.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this section. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006, the Quarterly Reports on Form 10-QSB filed by the Company and any Current Reports on Form 8-K by the Company.

CAMINOSOFT CORP
Notes to Condensed Consolidated Financial Statements
Three Months Ended December 31, 2006
(Unaudited)

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto in this quarterly report.

OVERVIEW

On September 17, 1999, the Company acquired the assets (the “Camino Assets”) of Camino Software Systems, Inc. (“Camino”) for 468,000 shares of the Company’s common stock and assumed $315,172 of certain Camino liabilities. The Camino Assets consisted of the name, Camino Software Systems, Inc., data storage management software, certain business contracts, and intangible personal property. Camino had developed the Highway Server hierarchical storage management (“HSM”) software. The Company has continued development of HSM products and currently supports all levels of Novell NetWare and Microsoft Windows 2000. In addition, the Company has been certified by Computer Associates as “ca smart” for compatibility with the Computer Associates BrightStor Portal and ARCServe back up products. In addition, the Company’s HSM product has been certified for use with EMC Centera and Centera Compliance edition storage hardware.

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

CAMINOSOFT CORP
Notes to Condensed Consolidated Financial Statements
Three Months Ended December 31, 2006
(Unaudited)

On June 30, 2005, the Company signed a software licensing and distribution agreement with ComputerAssociates International, Inc. (“CA”). The Company has provided Windows HSM, both server and client editions along with the Library Edition privately labeled for CA’s distribution. The Company received a non refundable $250,000 payment in July 2005 and delivered the CA branded versions of the products during the fourth quarter for distribution by CA as part of the BrightStor product line. Pursuant to the agreement CA made a $500,000 royalty prepayment during October 2005. A second prepayment of royalties was due on June 30, 2006, the anniversary date of the contract. The Company will receive quarterly royalty payments for CA sales of the licensed products. The agreement term was three years automatically renewable in one year increments.

In July 2005, the Company certified its suite of HSM products for use with the nStor line of SATA based storage hardware. nStor’s hardware products are now certified to work with the Company’s suite of storage management products to provide Information Lifecycle Management storage hardware and software solutions.

In July 2005, the Company received “Ready for IBM Tivoli Software” certification for the HSM suite of data management products for use with IBM Tivoli storage infrastructures. The Company is currently distributing Managed Server HSM Tivoli Edition for use in IBM Tivoli back up and storage environments. On January 10, 2006, the Company announced that its suite of Information Lifecycle Management Software had been enhanced to operate with IBM’s System Storage DR550. The Company’s Managed Server HSM software operates with IBM System Storage Archive Manager, used to help manage and enforce data retention policies for the IBM System Storage DR550.The IBM System Storage DR550 is IBM’s next-generation data retention offering, which delivers a central point of control for both regulated data and non-regulated data.

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

During March 2006, the Company and CA signed amendment number two to the software licensing and distribution agreement. The Company will provide managed server HSM for NetWare branded as a CA product for distribution as BrightStor HSM for NetWare. As of the date of this filing CA and the Company are working on a plan to jointly sell the Company’s products in conjunction with CA’s line of BrightStor products. The Company will now directly sell its products into CA customer prospects needing the data management and data movement software provided by the Company’s ILM product line. This will allow CA to focus on its suite of enterprise level products while we focus on the multi tiered storage environment solution within these joint sales.

In September 2006, the Company announced the release of an upgraded version of Managed Server HSM - Tivoli Edition. The enhanced version of Managed Server HSM supports the IBM System Storage DR550. The Company’s solution, which has “Ready for IBM Tivoli Software” validation provides a straightforward, cost-effective solution for managing data storage across multiple tiers, including the DR550, IBM Tivoli storage pool devices, SAN’s, SATA RAID subsystems, NAS target appliances, and general purpose servers.

During September 2006, the Company released Managed Server HSM for NetApp. The NetApp edition runs on a Windows 2000/2003 server and provides true file system integration via NetApp’s FPolicy® application program interface. Key advantages for customers include, fast efficient recall of migrated files, reclamation of NetApp’s NAS data storage space for active production file usage, dramatic reduction in the amount of time needed for backup (and recovery in the event of an outage), and facilitation of compliance with corporate and industry regulations governing data file retention and deletion.

CAMINOSOFT CORP
Notes to Condensed Consolidated Financial Statements
Three Months Ended December 31, 2006
(Unaudited)

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

•
Europe, the Middle East, Africa, and Asia Pacific represent active markets for expansion, with Europe representing the first market outside North America the Company is focused on. We intend to continue to internationalize and localize our products and solutions to penetrate this marketplace. Currently, the Company has added resources for EMEA operations, they are based in the UK to support our UK and European distribution partners.

Three-Month Periods Ended December 31, 2006 and December 31, 2005

Sales during the current quarter increased by approximately $23,000, or 5%, as compared to the quarter ended December 31, 2005 resulting from continued effort to capitalize on the sales activities with product and distribution partners. The Company is continuing its focus on distribution partners and integrated sales which have created a pipeline of larger enterprise deals which have longer sales cycles. A number of large sales have been delayed into future quarters of the fiscal year for a variety of reasons including budget availability, client technical resource availability and partner product integration delays. Our sales team believes as we continue the transition to supporting more enterprise size deals with our partners, our ability to project time to close deals will improve. Many of these sales include multiple partners and products which can create additional testing and integration also creating a greater dependency on others to close deals. Deferred revenue for sales of annual service contracts decreased as compared to the balance at September 30, 2006 by approximately $40,000, due to recognition of pre-payment of royalties by CA for OEM licensed products for the current three month period. The deferred revenue balance is approximately $1,094,000 as of December 31, 2006. Approximately $719,000 of the deferred revenue will be recognized as revenue during the next twelve month period. The remaining balance of approximately $375,000 in deferred revenue was generated from prepaid royalties and will be taken into revenue ratably over the next two years. The transition into partner driven large deals has slowed the sales closing process more than anticipated. The Company currently has a significant pipeline of large sales prospects that have been delayed for a variety of reasons. The Company is gaining a better understanding of how large sales with multiple products involved are processed and closed. In addition, the run rate for sales of the high availability products for Novell NetWare continue to decline as compared to prior periods.

CAMINOSOFT CORP
Notes to Condensed Consolidated Financial Statements
Three Months Ended December 31, 2006
(Unaudited)

The Company’s HSM products represented approximately 85%, or $388,000, of the new product and support sales revenue for the current 3 month period with the high availability products representing approximately 15%, or $69,000, of the current quarter’s revenue. Approximately 62% of the revenue from the high availability products resulted from renewal and recognition of annual service contract revenue during the quarter. Revenue recognized from annual service contracts in total represented approximately $188,000, or 38%, of the total revenue for the current quarter. The service revenue is taken ratably over the term of the service contracts. During the current quarter, the Company continued to concentrate on selling and developing the sales infrastructure to support the sales forces of O.E.M. partners and integrators who distribute the Company’s solutions. The Company also continued development of new editions of the HSM software for compatibility with additional storage and archiving platforms. These products will be released for general distribution periodically during the remainder of the fiscal year.

Cost of sales for the current quarter decreased as compared to the quarter ended December 31, 2005 by approximately 9,700, or 33%, consistent with the decrease in software capitalization expense. Approximately $11,600 of the cost of sales for the current quarter is from amortization of capitalized software development expense. Cost of sales includes third party software and hardware expense for sales of integrated systems including the Company’s software solutions pre-loaded on storage hardware. There were no sales of hardware and no related hardware cost of sales expense during the current quarter. The amortization of capitalized software has stabilized with no additional software capitalization during the prior twelve months. Software development amortization is currently the largest component of the cost of sales. Gross profit increased in the current quarter as compared to December 31, 2005 by approximately $33,000, or 7%, due to the increase in sales and slight decrease in cost of sales for the current quarter as compared to the quarter ended December 31, 2005.

Selling and administrative expenses increased as compared to the quarter ended December 31, 2005 by approximately $43,000, or 10%. The reduction is a result of the Company’s continuing effort to reduce non essential expense and minimize any additional expense required. All expenses not included in cost of sales, research and development, depreciation or interest expense are included in the selling and administrative category. The largest component of selling and administrative expenses are the employee wages and payroll taxes, which constituted approximately $290,000, or 60%, of the total selling and administrative expense for the current quarter. The Company anticipates selling and administrative expenses will remain consistent for the remainder of the current fiscal year.

Depreciation and amortization decreased approximately $1,000, or 19%, as compared to the quarter ended December 31, 2005 due to certain furniture and fixture items fully depreciated at the beginning of the current fiscal quarter.

Research and development expense for the current quarter of $100,720 decreased as compared to the quarter ended December 31, 2005 by approximately $13,000, or 11%. Research and development expense will fluctuate up or down depending on the status and completion of projects. During the current quarter, no development expense was capitalized under SFAS 86 for software development.

The Company had a net operating loss for the current three-month period of approximately $115,000 as compared to an operating loss of approximately $119,000 for the three months ended December 31, 2005. A slight reduction in cost of sales and 5% increase in sales for the current quarter represented the difference.

CAMINOSOFT CORP
Notes to Condensed Consolidated Financial Statements
Three Months Ended December 31, 2006
(Unaudited)

During the current quarter, the Company had net interest expense of approximately $82,000 as compared to approximately $103,000 in net interest expense during the prior year’s quarter. The decrease of approximately $21,000, or 20%, in interest expense is a result of reduction in monthly non cash interest charges based on current loan payable balances and warrant expenses relating to an extension of the convertible debenture and loan payable maturity dates. Currently the Company has a principal balance of $1,750,000 on a convertible debenture from Renaissance Capital Group, with 6% interest paid monthly. Included in current interest expense is the amortization of debt discount for warrants granted as part of the convertible debenture referenced above. The Company also has a principal balance of $750,000, in connection with a two year 7% loan from Renaissance Capital Group. During the prior fiscal year, the Company issued an aggregate of 150,000 warrants to purchase the Company’s common stock as part of an agreement to extend the maturity date of the loan payable to January 2008. Cash interest for the current quarter of approximately $36,700, represented approximately 45% of the total interest expense for the quarter.

LIQUIDITY AND CAPITAL RESOURCES

Cash balance for the quarter ended December 31, 2006 of approximately $172,000 showed a decrease of approximately $270,000, or 61%, as compared to the cash balance at year end September 30, 2006. Decrease in cash was due to lower sales in the prior quarter resulting in reduced collections during the current quarter. Receivables balances have increased by approximately $129,000 as compared to the receivables balance at September 30, 2006.

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

During September 2004, the Company issued 340,136 shares of common stock to Fusion Capital Partners, LLC. as commitment shares in conjunction with a stock purchase agreement with Fusion Capital Fund II, LLC pursuant to which Fusion Capital agreed to purchase on each trading day during the term of the agreement $10,000 of our common stock up to an aggregate of $6,000,000. The $6,000,000 of common stock is to be purchased over a 30-month period, subject to a three month extension or earlier termination at the Company’s discretion. The purchase price of the shares of common stock will be equal to a price based upon the future market price of the common stock without any fixed discount to the market price. Fusion Capital does not have the right or the obligation to purchase shares of the Company’s common stock in the event that the market price of the common stock is less than $0.25 per share. During the prior fiscal year the Company wrote off approximately $262,000 in deferred financing representing the fair value of the commitment shares related to the common stock purchase agreement. At the time of the write off the price for the Company’s common stock was below the minimum price required by the agreement.

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

CAMINOSOFT CORP
Notes to Condensed Consolidated Financial Statements
Three Months Ended December 31, 2006
(Unaudited)

If the Company’s revenue projections for 2007 are not met, the operating plan calls for expense reductions in all non-technical and sales related functions. Without an increase in revenues during fiscal year 2007, the Company will reduce expenses to compensate for lack of revenue growth. No assurances can be given that the Company will increase revenues or achieve profitability in 2007. The Company will require additional financing in order to expand its business and continue operations. Our working capital requirements in the foreseeable future will depend on a variety of factors including our ability to implement our sales and marketing plan. There can be no assurance that we will be able to successfully negotiate or obtain additional financing or the terms thereof. Our ability to obtain additional capital will be dependent on the implementation of our business plan, market conditions, the national economy and other factors outside our control. If adequate funds are not available or are not available at acceptable terms, our ability to finance our expansion, develop or enhance services or products or respond to competitive pressures would be significantly limited. The failure to secure necessary financing will have a material adverse effect on our business, prospects, financial condition and results of operations.

Going Concern

 The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company had a net loss of $1,712,253 and utilized cash of $375,504 in operating activities during the year ended September 30, 2006, and had a working capital deficiency of $1,869,675 and shareholders’ deficiency of $2,868,551 at September 30, 2006. During the three months ended December 31, 2006, the Company had a net loss of $197,128 and utilized cash of $269,970 in operating activities, and had a working capital deficit of $2,019,002 and a shareholders’ deficiency of $3,014,205 as of December 31, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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
Three Months Ended December 31, 2006
(Unaudited)

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

•
Research and development costs, which consist primarily of software development costs, are expensed as incurred. Statement of Financial Accounting Standards No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS 86”), provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established. As of December 31, 2006, the Company has capitalized approximately $325,000 of such software development costs. The Company expects to continue research and development projects into the future along with additional capitalized development as projects reach proof of concept stages of development. The current net balance of capitalized software is approximately $100,554. In the current fiscal period the Company has not capitalized any new software development. Software capitalization is stated at cost. Amortization is computed on the straight-line and accelerated methods based upon the estimated useful life of the asset, primarily seven years. During the current quarter the Company had approximately $100,720 in R & D expense compared to approximately $113,749 in the prior year three month period. The Company will continue the R & D program into the future as new products are developed and integrated into our data management suite of solutions.

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

CAMINOSOFT CORP
Notes to Condensed Consolidated Financial Statements
Three Months Ended December 31, 2006
(Unaudited)

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109," which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FIN 48 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently in the process of evaluating the effect, if any, the adoption of FIN 48 will have on its results of operations, financial position, or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its results of operations, financial position, or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company has adopted the bulletin during 2006. The adoption did not have a material effect on results of operations, financial position, or cash flows.

RISK FACTORS

We have yet to establish any history of profitable operations.

We have yet to establish any history of profitable operations. During the quarter ended December 31, 2006 we incurred an operating loss of approximately $115,000. As a result, at December 31, 2006, we had an accumulated deficit of $21,734,771. Our revenues have not been sufficient to sustain our operations. Our profitability will require the successful commercialization of products, solutions and services. No assurances can be given as to if or when this will occur or that we will ever be profitable.

We will require additional financing to sustain our operations and without it we will not be able to continue operations.

At September 30, 2006 we had a cash balance of $441,595 as compared to a cash balance of approximately $172,000 at December 31, 2006. We will require additional financing in order to expand our business and continue operations. Our working capital requirements in the foreseeable future will depend on a variety of factors including our ability to implement our sales and marketing plan. There can be no assurance that we will be able to successfully negotiate or obtain additional financing or the terms thereof. Our ability to obtain additional capital will be dependent on the implementation of our business plan, market conditions, the national economy and other factors outside our control. If adequate funds are not available or are not available at acceptable terms, our ability to finance our expansion, develop or enhance services or products or respond to competitive pressures would be significantly limited.

CAMINOSOFT CORP
Notes to Condensed Consolidated Financial Statements
Three Months Ended December 31, 2006
(Unaudited)

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
Three Months Ended December 31, 2006
(Unaudited)

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
Three Months Ended December 31, 2006
(Unaudited)

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

As of December 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2006, are effective to ensure that the information required to be disclosed in the reports the Company files and submits under the exchange act is recorded, processed, summarized, and reported as and when required.

(b)	Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

CAMINOSOFT CORP

Date: February 13, 2007	By:	/s/ Stephen Crosson
Stephen Crosson, Chief Financial Officer

Date: February 13, 2007	By:	/s/ Michael Skelton
Michael Skelton, Chief Executive Officer