Form 10QSB
period 2007-03-31
CAMINOSOFT CORP
filed 2007-05-15
CIK 907686

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Number of shares outstanding of each of the issuer’s classes of common stock, as of May 1, 2007: 14,258,756 shares of common stock, no par value.

Transitional Small Business Disclosure Format:

YES ☐  NO ☒

CAMINOSOFT CORP

INDEX

			PAGE

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2007 (Unaudited)
and September 30, 2006			3

Condensed Consolidated Statements of Operations for the Three
Months Ended March 31, 2007 and 2006 (Unaudited)			4

Condensed Consolidated Statements of Operations for the Six
Months Ended March 31, 2007 and 2006 (Unaudited)			5

Condensed Consolidated Statement of Shareholders’ Deficiency
for the Six Months Ended March 31, 2007 (Unaudited)			6

Condensed Consolidated Statements of Cash Flows for the Six
Months Ended March 31, 2007 and 2006 (Unaudited)			7

3s to the Condensed Consolidated Financial Statements (Unaudited)			8

Item 2. Management’s Discussion and Analysis and Plan of Operation			14

Item 3. Controls and Procedures			27

PART II - OTHER INFORMATION			28

Item 6	Exhibits

	Signature

	Exhibit 31	Certification Pursuant to Section 302 of
	the Sarbanes-Oxley Act of 2002

	Exhibit 32	Certification Pursuant to Section 906
	of the Sarbanes-Oxley Act of 2002

PART 1
FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

CAMINOSOFT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2007	2006
	(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$171,044	$441,595

Accounts receivable, net of allowance of $20,000 and $20,000	489,207	248,672

Total Current Assets	660,251	690,267

Property and Equipment, net of accumulated depreciation of
$80,008 and $71,608	9,904	18,304

Software, net of accumulated amortization of
$738,446 and $715,226	88,944	112,164

Deposits	9,582	9,582

Total Assets	$768,681	$830,317

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable	$90,019	$183,144
Accrued liabilities	54,023	49,430
Deferred revenues	874,096	721,908
Notes payable, current portion, net of discount
of $77,388 and $144,540	2,622,612	1,605,460

Total Current Liabilities	3,640,750	2,559,942

Notes payable, net of discount
of $23,574	-	726,426
Deferred revenues, net of current portion	243,750	412,500

Total Liabilities	3,884,500	3,698,868

Shareholders' Deficiency
Common stock, no par value; authorized 100,000,000 shares;
issued and outstanding 14,258,756 and 14,258,756 shares	18,764,507	18,669,092

Accumulated Deficit	(21,880,326)	(21,537,643)

Total Shareholders' Deficiency	(3,115,819)	(2,868,551)

Total Liabilities and Shareholders' Deficiency	$768,681	$830,317

See accompanying notes to Condensed Consolidated Financial Statements

CAMINOSOFT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,

	2007	2006

SALES	$546,012	$520,010

COST OF SALES	41,486	40,896

GROSS PROFIT	504,526	479,114

OPERATING EXPENSES
Sales and administrative	475,931	601,639
Depreciation	3,864	5,867
Research and Development	80,795	101,430

Total Operating Expenses	560,590	708,936

Loss From Operations	(56,064)	(229,822)

OTHER INCOME (EXPENSE)
Interest expense	(89,495)	(105,514)
Interest income	4	4

Total Other Income (Expense)	(89,491)	(105,510)

Net Loss	($145,555)	($335,332)

Weighted average number of common shares outstanding:
(basic and diluted):	14,258,756	13,853,407

Net loss per common share:
(basic and diluted)	($0.01)	($0.02)

See accompanying notes to Condensed Consolidated Financial Statements

CAMINOSOFT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended
	March 31,

	2007	2006

SALES	$1,039,484	$990,224

COST OF SALES	61,329	70,449

GROSS PROFIT	978,155	919,775

OPERATING EXPENSES
Sales and administrative	959,348	1,041,893
Depreciation	8,400	11,459
Research and Development	181,515	215,179

Total Operating Expenses	1,149,263	1,268,531

Loss From Operations	(171,108)	(348,756)

OTHER INCOME (EXPENSE)
Interest expense	(171,584)	(208,119)
Interest income	9	7

Total Other Income (Expense)	(171,575)	(208,112)

Net Loss	($342,683)	($556,868)

Weighted average number of common shares outstanding:
(basic and diluted):	14,258,756	13,700,584

Net loss per common share:
(basic and diluted)	($0.02)	($0.04)

See accompanying notes to Condensed Consolidated Financial Statements

CAMINOSOFT CORP.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY
Six Months Ended March 31, 2007
(UNAUDITED)

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance at October 1, 2006	14,258,756	$18,669,092	($21,537,643)	($2,868,551)

Fair value of options issued to employees and consultants	-	95,415	-	95,415

Net loss for the six months ended March 31, 2007	-	-	(342,683)	(342,683)

Balance at March 31, 2007	14,258,756	$18,764,507	($21,880,326)	($3,115,819)

See accompanying notes to Condensed Consolidated Financial Statements

CAMINOSOFT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	March 31,

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	($342,683)	($556,868)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization of deferred compensation	-	7,999
Depreciation and amortization	31,620	70,565
Fair value of common stock options issued to employees
and consultants	95,415	37,385
Amortization of debt discount	90,726	129,585
Changes in operating assets and liabilities:
Accounts receivable	(240,535)	311,568
Prepaid expense	-	1,700
Accounts payable and accrued liabilities	(88,532)	(136,454)
Deferred revenue	(16,562)	(128,593)
Net cash used in operating activities	(470,551)	(263,113)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	-	(3,087)

Net cash used in investing activities	-	(3,087)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing on notes payable	200,000	-
Proceeds from the issuance of common stock	-	600,000

Net cash provided by financing activities	200,000	600,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(270,551)	333,800

CASH AND CASH EQUIVALENTS, beginning of period	441,595	220,186

CASH AND CASH EQUIVALENTS, end of period	$171,044	$553,986

Cash paid for:
Interest	$80,858	$78,534
Income taxes	$0	$1,600

Supplemental non-cash financing and investing activities
During the period ended March 31, 2006, the Company issued warrants valued at $243,756 for deferred financing costs, which has been accounted for as discount on long term debt

See accompanying notes to Condensed Consolidated Financial Statements

CAMINOSOFT CORP.
Notes to Condensed Consolidated Financial Statements
Six Months Ended March 31, 2007
(Unaudited)

Note 1: Basis of Presentation

The accompanying condensed consolidated financial statements of CaminoSoft Corp (the “Company”) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s latest Annual Report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of March 31, 2007, and the statements of its operations for the three and six month periods ended March 31, 2007 and 2006 and statements of cash flows for the six month periods ended March 31, 2007 and 2006 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company had a net loss of $1,712,253 and utilized cash of $375,504 in operating activities during the year ended September 30, 2006, and had a working capital deficiency of $1,869,675 and shareholders’ deficiency of $2,868,551 at September 30, 2006. During the six months ended March 31, 2007, the Company had a net loss of $342,683 and utilized cash of $470,551 in operating activities, and had a working capital deficit of $2,980,499 and a shareholders’ deficiency of $3,115,819 as of March 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Concentrations

As of March 31, 2007, 58% of accounts receivable were due from three customers. Four major distributors represent 56% of sales during the six months ended March 31, 2007.

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. The Company may be exposed to risk for the amounts of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company had cash balances in excess of the $100,000 guarantee as of and during the six months ended March 31, 2007.

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

At March 31, 2007, options, warrants and convertible debentures to purchase 14,019,603 shares, were outstanding, but were not included in the computation of diluted loss per common share as the effect would be antidilutive.

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

Prior to the adoption of FAS 123R, all stock options and warrants issued to employees and others had an exercise price not less than the fair market value of the Company’s common stock on the date of the grant, and in accordance with accounting for such options utilizing the intrinsic value method there was no related compensation expense recorded in the Company’s financial statements. Had compensation cost for the stock-based compensation been determined based on the fair value of the grant dates consistent with the method of SFAS 123, the Company’s net loss and loss per share for the six months ended March 31, 2006 would have been increased to the pro forma amount presented.

Six Months Ended
March 31, 2006
Net loss, as reported	$(556,868)
Add: Stock-based employee
Compensation expense included
in reported net loss	—

Deduct: Total stock-based employee
Compensation expense determined
Under fair value based method for all awards	(8,859)

Net loss, pro forma	$(565,727)

Basic and diluted net loss per Common share, as reported	$(.04)

Pro forma	$(.04)

The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2006, expected life of options were between 3 years and 5 years, expected volatility ranged from 81.5% to 102.5%, risk-free interest rate of 4.32% to 4.88% and a 0% dividend yield. There have been no option grants during the current fiscal year.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109," which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FIN 48 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently in the process of evaluating the effect, if any, the adoption of FIN 48 will have on its consolidated results of operations, financial position, or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its consolidated results of operations, financial position, or cash flows.

In February 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (FAS 159). FAS 159, which becomes effective for the Company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The company does not anticipate that election, if any, of this fair-value option will have a material effect on its consolidated results of operations, financial position, or cash flows or disclosures.

Note 3: Notes Payable

In December 2002, the Company issued a 6% convertible debenture for $1,000,000. Interest at the rate of 6% per annum will be paid in monthly installments for three years based on the unpaid principal balance. The full $1,000,000 was borrowed during the year ended September 30, 2003 and was outstanding as of March 31, 2007. The debenture matured on November 27, 2005, at which time the unpaid principal amount and all accrued and unpaid interest would have become due and payable in full. The debenture is convertible, at the option of the holder, into shares of the Company’s common stock, with a conversion price of $0.62 per share. As part of the funding during the fiscal year ended September 30, 2003, the Company issued five-year warrants to the lender to purchase 500,000 shares of the Company’s common stock. The warrants were valued at $176,224 and recorded as debt discount, and were amortized over the initial life of the loan.

In July 2003, the Company issued another 6% convertible debenture for up to $750,000. Interest at the rate of 6% per annum is payable in monthly installments for 26 months based on the unpaid principal balance. The debenture matured on November 27, 2005, at which time the unpaid principal amount and all accrued and unpaid interest would have become due and payable in full. The debenture is convertible, at the option of the holder, into shares of the Company’s common stock, with a conversion price of $0.41 per share. At March 31, 2007, the Company had borrowed $750,000, the entire amount available.

Pursuant to a Renewal and Modification agreement dated October 28, 2005, the Company negotiated an extension of the two convertible debentures referenced above with a total principal balance of $1,750,000. The lender agreed to extend the maturity date of the two 6% Convertible Debentures dated November 27, 2002 in the aggregate principal amount of $1,750,000 to May 27, 2007. In consideration of such extension, the Company granted the lender a five-year warrant to purchase 175,000 shares of the Company’s Common Stock at an exercise price of $1.14 per share (subject to adjustment). The estimated value of the warrant of $166,093 was recorded on the Company’s financial statements as debt discount and is being amortized over the term of the extension. During the six months ended March 31, 2007, $55,364 of discount was amortized and included in the statement of operations.

During July 2004, the Company received $750,000 from a two year secured loan from Renaissance Capital Group managed funds. Interest is paid at 7% in monthly installments based on the outstanding principal balance. As part of the funding, the Company issued five year warrants to purchase an aggregate of 1,415,094 shares of Common Stock at an exercise price of $0.53 per share. The estimated value of the warrant of $311,953 was recorded on the Company’s financial statements as debt discount and is being amortized over the life of the loan. During the six months ended March 31, 2007, $14,180 of discount was amortized and included in the statement of operations.

During February 2006, the Company issued to the Renaissance Capital Group managed funds an aggregate of 150,000 warrants to purchase the Company’s common stock at $0.86 per share in consideration of an agreement to extend the $750,000 loan payable maturity date for an additional 18 months. The new maturity date for the notes is January 19, 2008. The Company will continue to pay 7% interest on a monthly basis based on the current outstanding principal balance of $750,000. The estimated value of the warrants of $77,663 was recorded on the Company’s financial statements as debt discount and is being amortized over the term of the extension. During the six months ended March 31, 2007, $21,181 of discount was amortized and included in the statement of operations.

On February 7, 2007, the Company received an aggregate of $200,000 from two three month secured convertible notes from two of RENN Capital Groups managed funds. Interest of 8% will be paid in monthly installments during the term of the notes. The notes mature on May 7, 2007, at which time all principal and accrued and unpaid interest will be due and payable in full. The notes are convertible at the option of the holder, into shares of the Company’s common stock, with an initial conversion price of $0.30 per share. The funds are being used to support the operations of the Company. Each holder of a note may convert in whole or in part the outstanding principal plus accrued but unpaid interest into the Company’s common stock at a conversion price of $0.30 per share. In the event that the Company issues additional common stock, or securities convertible into common stock, at a price lower than the conversion price while these notes are outstanding, the conversion price of these notes will automatically adjust downward to such price at which the new common stock has been issued. The conversion price of the note, however, shall never be adjusted to less than $0.01 per share.

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

During the six months ended March 31, 2007, no options were issued to employees or non-employees. The aggregate value of the options vesting from October 1, 2006 to March 31, 2007 was $95,415 and has been reflected as compensation cost as part of sales and administrative expenses in the accompanying March 31, 2007 financial statements. As of March 31, 2007, the aggregate value of the unvested options was $448,614, which will be amortized as compensation cost as the options vest.

A summary of changes in outstanding stock options during the six months are presented below.

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Options outstanding
At September 30, 2006	4,903,500	$1.10

Options granted	—	—
Options expired	—	—

Options outstanding
At March 31, 2007	4,903,500	$1.10

Options exercisable
At March 31, 2007	3,600,000	$1.21

The following table summarizes information about employee’s stock options outstanding at March 31, 2007.

Outstanding				Exercisable
		Weighted Average			Weighted Average
Exercise		Life	Exercise		Exercise
Price	Options	(Months)	Price	Options	Price
$0.41	438,000	33	$0.41	389,000	$0.41
0.44	388,000	33	0.44	371,000	0.44
0.52	85,000	33	0.52	85,000	0.52
0.55	302,000	33	0.55	301,000	0.55
0.56	146,000	33	0.56	146,000	0.56
0.61	305,000	33	0.61	305,000	0.61
0.62	70,000	37	0.62	—	0.62
0.63	1,400,000	33	0.63	700,000	0.63
0.87	2,000	45	0.87	500	0.87
0.90	70,000	33	0.90	70,000	0.90
0.95	259,000	33	0.95	259,000	0.95
1.01	205,000	45	1.01	21,250	1.01
1.14	375,000	33	1.14	93,750	1.14
1.25	25,000	33	1.25	25,000	1.25
1.30	15,000	33	1.30	15,000	1.30
1.55	300,000	33	1.55	300,000	1.55
3.38	2,000	33	3.38	2,000	3.38
3.56	52,000	33	3.56	52,000	3.56
3.87	314,500	33	3.87	314,500	3.87
5.00	150,000	33	5.00	150,000	5.00

$0.41-$5.00	4,903,500		$1.10	3,600,000	$1.21

A summary of changes in outstanding warrants during the six months are presented below:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Warrants outstanding
at September 30, 2006	5,003,337	$0.82

Warrants granted	—	—
Warrants expired	—	—

Warrants outstanding
at March 31, 2007	5,003,337	$0.82

Warrants exercisable
at March 31, 2007	5,003,337	$0.82

The following table summarizes information about warrants outstanding at March 31, 2007.

Outstanding				Exercisable
	Weighted Average				Weighted Average
Exercise		Life	Exercise		Exercise
Price	Warrants	(Months)	Price	Warrants	Price
$ 0.51	20,000	3	$0.51	20,000	$0.51
0.53	1,415,094	28	0.53	1,415,094	0.53
0.74	1,621,623	21	0.74	1,621,623	0.74
0.86	150,000	47	0.86	150,000	0.86
1.11	1,621,620	21	1.11	1,621,620	1.11
1.14	175,000	43	1.14	175,000	1.14

$0.51-$1.14	5,003,337		$0.82	5,003,337	$0.82

Note 5. Subsequent Events

    Pursuant to renewal and modification agreements dated May 7, 2007, the RENN Capital Group has agreed to extend the maturity dates of two $100,000 notes payable until November 7, 2007.  The Company will continue to pay 8% interest monthly based on the current outstanding principal balance of $200,000.  Also included in the amendment is a minimum price per share of not less than $0.01 per share for the $200,000 notes payable, which have an initial conversion price of $0.30 per share.  Also on May 7th, 2007, RENN Capital Group agreed to extend the maturity date of $1,750,000 of convertible debenture until November 27, 2007.  The company will continue to pay interest of 6% on the current outstanding principal balance of $1,750,000.

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

In February 2004, the Company completed integration of the Managed Server HSM software with EMC Corporations Centera and Centera Compliance edition content addressable storage. The Company also entered into EMC Corporations Centera Partner Program. The Company’s Managed Server HSM Centera Proven Edition enables customers to better manage utilization of storage resources throughout the enterprise. The Company’s Managed Server Centera Proven Edition package combines innovative data management and storage scalability which are requirements that are increasing in the markets the Company serves. Also in February 2004, the Company released “Managed Client HSM™” for Windows XP. The new product provides the ability to automatically migrate, recall, and delete files based on age and activity criteria, supporting standard Windows XP infrastructures including wireless communications. “Managed Client HSM™” adds another dimension of scalability and affordability to the Company’s ILM suite of products and solutions. “Managed Client HSM™” provides the same type of automated data movement and management as the managed server products while running on workstations or home user pc’s or lap tops. It allows IT administrators to now protect user information that was stored on the workstation in the enterprise IT storage environment for back up and replication.

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

In September 2006, the Company announced the release of an upgraded version of Managed Server HSM - Tivoli Edition. The enhanced version of Managed Server HSM supports the IBM System Storage DR550. The Company’s solution, which has “Ready for IBM Tivoli Software” validation, provides a straightforward, cost-effective solution for managing data storage across multiple tiers, including the DR550, IBM Tivoli storage pool devices, SAN’s, SATA RAID subsystems, NAS target appliances, and general purpose servers.

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

During February 2007, the Company announced a partnership with RAID Inc. to provide data and storage management solutions. RAID is a manufacturer of enterprise class storage with options including fibre channel, SAS and SATA solutions that deliver scalability, redundancy and speed. Organizations can automate file migration and retrieval from primary to secondary and tertiary storage utilizing the combination of Managed Server HSM and RAID’s line of storage devices to address the rapid growth of data while providing storage resource and data management.

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

•
Europe, the Middle East, Africa, and Asia Pacific represent active markets for expansion, with Europe representing the first market outside North America the Company is focused on. We intend to continue to internationalize and localize our products and solutions to penetrate this marketplace. Currently, the Company has added resources for EMEA operations based in the UK to support our UK and European distribution partners.

Three-Month Periods Ended March 31, 2007 and March 31, 2006

Sales during the current quarter increased by approximately $26,000, or 5%, as compared to the quarter ended March 31, 2006 resulting from continued effort to capitalize on the sales activities with product and distribution partners. The Company is continuing its focus on distribution partners and integrated sales which have created a pipeline of larger enterprise deals which have longer sales cycles. Our sales team believes as we continue the transition to supporting more enterprise size deals with our partners, our ability to project time to close deals will improve. Many of these sales include multiple partners and products which can create additional testing and integration also creating a greater dependency on others to close deals. Deferred revenue for sales of annual service contracts decreased as compared to the balance at September 30, 2006 by approximately $16,500, due to recognition of pre-payment of royalties by CA for OEM licensed products for the current three month period. The deferred revenue balance is approximately $1,118,000 as of March 31, 2007. Approximately $874,000 of the deferred revenue will be recognized as revenue during the next twelve month period. The remaining balance of approximately $244,000 in deferred revenue was generated from prepaid royalties and will be taken into revenue ratably over the next two years. The transition into partner driven large deals has slowed the sales closing process more than anticipated. The Company currently has a significant pipeline of large sales prospects that have been delayed for a variety of reasons. The Company is gaining a better understanding of how large sales with multiple products involved are processed and closed. In addition, the run rate for sales of the high availability products for Novell NetWare continue to decline as compared to prior periods.

The Company’s HSM products represented approximately 66%, or $363,000, of the new product and support sales revenue for the current 3 month period with the high availability products representing approximately 26%, or $140,000, of the current quarter’s revenue. Approximately 42% of the revenue from the high availability products resulted from renewal and recognition of annual service contract revenue during the quarter. Revenue recognized from annual service contracts in total represented approximately $199,000, or 36%, of the total revenue for the current quarter. The service revenue is taken ratably over the term of the service contracts. During the current quarter, the Company continued to concentrate on selling and developing the sales infrastructure to support the sales forces of O.E.M. partners and integrators who distribute the Company’s solutions. The Company also continued development of new editions of the HSM software for compatibility with additional storage and archiving platforms. These products will be released for general distribution periodically during the remainder of the fiscal year.

Cost of sales for the current quarter increased slightly as compared to the quarter ended March 31, 2006 by approximately 600, or 1%, remaining consistent with prior quarters. Approximately $11,600 of the cost of sales for the current quarter is from amortization of capitalized software development expense. Cost of sales includes third party software and hardware expense for sales of integrated systems including the Company’s software solutions pre-loaded on storage hardware. There were no sales of hardware and no related hardware cost of sales expense during the current quarter. The amortization of capitalized software has stabilized with no additional software capitalization during the prior twelve months. Software development amortization represented 28% of the total cost of sales for the current quarter. Commission and other direct selling expenses made up the remaining 72% of cost of sales for the current quarter. Gross profit increased in the current quarter as compared to March 31, 2006 by approximately $25,000, or 5%, due to the increase in sales for the current quarter as compared to the quarter ended March 31, 2006.

Selling and administrative expenses decreased as compared to the quarter ended March 31, 2006 by approximately $126,000, or 21%. The reduction is a result of the Company’s continuing effort to reduce non essential expense and minimize any required expense. All expenses not included in cost of sales, research and development, depreciation or interest expense are included in the selling and administrative category. The largest component of selling and administrative expenses are the employee wages and payroll taxes, which constituted approximately $300,000, or 63%, of the total selling and administrative expense for the current quarter. The Company anticipates selling and administrative expenses will remain consistent for the remainder of the current fiscal year.

Depreciation and amortization decreased approximately $2,000, or 34%, as compared to the quarter ended March 31, 2006 due to certain office, test equipment, furniture and fixture items fully depreciated at the beginning of the current fiscal quarter.

Research and development expense for the current quarter of $80,795 decreased as compared to the quarter ended March 31, 2006 by approximately $21,000, or 20%. Research and development expense will fluctuate up or down depending on the status and completion of projects. During the current quarter, no development expense was capitalized under SFAS 86 for software development.

The Company had a net loss from operations for the current three-month period of approximately $56,000 as compared to a loss from operations of approximately $230,000 for the three months ended March 31, 2006. The 5% increase in sales and reduction in operating expenses of approximately 21% for the current quarter combined to represent the difference.

During the current quarter, the Company had net interest expense of approximately $89,000 as compared to approximately $106,000 in net interest expense during the prior year’s quarter. The decrease of approximately $16,000, or 15%, in interest expense is a result of reduction in monthly non cash interest charges based on current loan payable balances and warrant expenses relating to an extension of the convertible debenture and loan payable maturity dates. Currently the Company has a principal balance of $1,750,000 on a convertible debenture from RENN Capital Group, with 6% interest paid monthly. Included in current interest expense is the amortization of debt discount for warrants granted as part of the convertible debenture referenced above. The Company also has a principal balance of $750,000, in connection with a two year 7% loan from RENN Capital Group. During the prior fiscal year, the Company issued an aggregate of 150,000 warrants to purchase the Company’s common stock as part of an agreement to extend the maturity date of the loan payable to January 2008. The Company also has a principal balance of $200,000 for a short term loan from RENN Capital Group with interest of 8% paid in monthly installments. Cash interest for the current quarter of approximately $44,000, represented approximately 49% of the total interest expense for the quarter.

Six-Month Periods Ended March 31, 2007 and March 31, 2006

Sales during the current six month period increased by approximately $49,000 or 5% as compared to the six months ended March 31, 2006, resulting from the continued effort to sell through strategic partners and distribution channel. The Company is continuing its focus on distribution partners and integrated sales which have created a pipeline of larger enterprise deals which have longer sales cycles. The Company plans to continue its focus on sales with technology and distribution partners throughout the remainder of the current fiscal year.

The Company’s HSM products represented approximately 80%, or $829,000, of the new product and support sales revenue for the current six month period with the high availability products representing approximately 20% or $209,000, of the current six month period revenue. Revenue recognized from annual service contracts in total represented approximately $121,700, or 12% of the total revenue from the current six month period. The deferred revenue balance total as of March 31, 2007, is approximately $1,118,000.

Cost of sales decreased as compared to the six months ended March 31, 2006, by approximately $9,000 or 13%. Amortization of capitalized software development represented approximately $23,000 or 38% of the total cost of sales for the current six month period. Commission and direct cost of sales represented the remaining 62% of cost of sales for the current six month period. Gross profit increased for the current six month period by approximately $58,000 or 6% as compared to the six months ended March 31, 2006, as a result of the slight increase in sales and decrease in cost of sales during the current six month period.

Selling and administrative expenses decreased by approximately $83,000, or 8% as compared to the six months ended March 31, 2006 as a result of the Company’s continued effort to reduce expenses. All expenses not included in cost of sales, depreciation, research and development and interest are included in selling and administrative expense. The largest component of selling and administrative expenses is employee wages and payroll taxes, which represented approximately $591,000, or 62% of the total selling and administrative expense for the current six month period. The Company anticipates these expenses will remain consistent for the remainder of the current fiscal year.

Depreciation and amortization expense decreased by approximately $3,000, or 27% as compared to the six months ended March 31, 2006, due to certain fixed assets reaching full depreciation during the current fiscal year.

Research and development expense for the current six month period of approximately $182,000, decreased as compared to the six months ended March 31, 2006, by approximately $34,000, 0r 16%. Research and development expense will fluctuate depending on the status and completion of technology development projects. The Company plans to continue with research and development projects throughout the remainder of the current fiscal year. During the current six month period, no development expense was capitalized under SFAS 86 for software development.

The Company had a net loss from operations for the current six month period of approximately $171,000 as compared to a loss from operations of approximately $349,000 for the six months ended March 31, 2006. The reduction in the operating loss was a result of a slight increase in sales and reductions in cost of sales and operating expenses for the current six month period.

During the current six month period the Company had net interest expense of approximately $171,500 as compared to net interest expense of approximately $208,000 for the six months ended March 31, 2006. The reduction was due to decreased amortization expense for debt discount during the current six month period as carrying values of the warrants associated with the debt is reduced. Currently the Company has principle balances of $1,750,000 on a 6% convertible debenture, $750,000 on a 7% note payable and $200,000 on an 8% note payable. Cash interest during the current six month period was approximately $81,000 as compared to cash interest of approximately $79,000 during the six months ended March 31, 2006. Cash interest of approximately $81,000 represented approximately 47% of the interest expense during the current six month period.

LIQUIDITY AND CAPITAL RESOURCES

Cash balance as of March 31, 2007 of approximately $171,000 showed a decrease of approximately $271,000, or 61%, as compared to the cash balance at year end September 30, 2006. Decrease in cash was offset by a $200,000 loan from RENN Capital Group in February 2007. Receivables balances have increased by approximately $241,000 as compared to the receivables balance at September 30, 2006.

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

During September 2004, the Company issued 340,136 shares of common stock to Fusion Capital Partners, LLC as commitment shares in conjunction with a stock purchase agreement with Fusion Capital Fund II, LLC pursuant to which Fusion Capital agreed to purchase on each trading day during the term of the agreement $10,000 of our common stock up to an aggregate of $6,000,000. The $6,000,000 of common stock is to be purchased over a 30-month period, subject to a three month extension or earlier termination at the Company’s discretion. The purchase price of the shares of common stock will be equal to a price based upon the future market price of the common stock without any fixed discount to the market price. Fusion Capital does not have the right or the obligation to purchase shares of the Company’s common stock in the event that the market price of the common stock is less than $0.25 per share. During the prior fiscal year the Company wrote off approximately $262,000 in deferred financing representing the fair value of the commitment shares related to the common stock purchase agreement. At the time of the write off the price for the Company’s common stock was below the minimum price required by the agreement.

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

On February 7, 2007, the Company received an aggregate of $200,000 from two three month secured convertible notes from two of RENN Capital Groups managed funds. Interest of 8% will be paid in monthly installments during the term of the notes. The notes mature on May 7, 2007, at which time all principal and accrued and unpaid interest will be due and payable in full. The notes are convertible at the option of the holder, into shares of the Company’s common stock, with an initial conversion price of $0.30 per share. The funds are being used to support the operations of the Company. Each holder of a note may convert in whole or in part the outstanding principal plus accrued but unpaid interest into the Company’s common stock at a conversion price of $0.30 per share. In the event that the Company issues additional common stock, or securities convertible into common stock, at a price lower than the conversion price while these notes are outstanding, the conversion price of these notes will automatically adjust downward to such price at which the new common stock has been issued. The conversion price of the note, however, shall never be adjusted to less than $0.01 per share.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company had a net loss of $1,712,253 and utilized cash of $375,504 in operating activities during the year ended September 30, 2006, and had a working capital deficiency of $1,869,675 and shareholders’ deficiency of $2,868,551 at September 30, 2006. During the six months ended March 31, 2007, the Company had a net loss of $342,683 and utilized cash of $470,551 in operating activities, and had a working capital deficit of $2,980,499 and a shareholders’ deficiency of $3,115,819 as of March 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

•
Research and development costs, which consist primarily of software development costs, are expensed as incurred. Statement of Financial Accounting Standards No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS 86”), provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established. As of March 31, 2007, the Company has capitalized approximately $325,000 of such software development costs. The Company expects to continue research and development projects into the future along with additional capitalized development as projects reach proof of concept stages of development. The current net balance of capitalized software is approximately $88,944. In the current fiscal period the Company has not capitalized any new software development. Software capitalization is stated at cost. Amortization is computed on the straight-line and accelerated methods based upon the estimated useful life of the asset, primarily seven years. During the current quarter the Company had approximately $80,795 in R & D expense compared to approximately $101,430 in the prior year three month period. The Company will continue the R & D program into the future as new products are developed and integrated into our data management suite of solutions.

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

In February 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (FAS 159). FAS 159, which becomes effective for the Company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The company does not anticipate that election, if any, of this fair-value option will have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

RISK FACTORS

We have yet to establish any history of profitable operations.

We have yet to establish any history of profitable operations. During the six months ended March 31, 2007 we incurred an operating loss of approximately $171,000. As a result, at March 31, 2007, we had an accumulated deficit of $21,880,326. Our revenues have not been sufficient to sustain our operations. Our profitability will require the successful commercialization of products, solutions and services. No assurances can be given as to if or when this will occur or that we will ever be profitable.

We will require additional financing to sustain our operations and without it we will not be able to continue operations.

At September 30, 2006 we had a cash balance of $441,595 as compared to a cash balance of approximately $171,000 at March 31, 2007. We will require additional financing in order to expand our business and continue operations. Our working capital requirements in the foreseeable future will depend on a variety of factors including our ability to implement our sales and marketing plan. There can be no assurance that we will be able to successfully negotiate or obtain additional financing or the terms thereof. Our ability to obtain additional capital will be dependent on the implementation of our business plan, market conditions, the national economy and other factors outside our control. If adequate funds are not available or are not available at acceptable terms, our ability to finance our expansion, develop or enhance services or products or respond to competitive pressures would be significantly limited.

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

Item 3  Controls and Procedures

(a)
As of the end of the period covered by this report, our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on their evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective.

(b)	Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

CAMINOSOFT CORP

Date: May 14, 2007	/s/ Stephen Crosson
Stephen Crosson, Chief Financial Officer

Date: May 14, 2007	/s/ Michael Skelton
Michael Skelton, Chief Executive Officer