Form 10KSB
period 2007-09-30
CAMINOSOFT CORP
filed 2007-12-28
CIK 907686

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended September 30, 2007

or

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

Check mark indicates whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the latest Exchange Act. ☐

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

S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Check mark indicates whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act.)
YES ☐  NO ☒

Issuer’s revenues for its most recent fiscal year were $2,078,690.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 1, 2007 was approximately $476,333.

Number of shares outstanding of each of the issuer’s classes of common stock as of December 1, 2007: 14,258,756 shares of common stock, no par value.

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

PART I

Item 1. DESCRIPTION OF BUSINESS.

BUSINESS

OVERVIEW

We develop and manufacture software solutions that store, manage, and safeguard large quantities of data created in a business and application settings. Our software for Microsoft Windows 2000 and 2003 and Novell NetWare environments enables organizations to maximize storage resources, reduce backup and recovery time and control file retention and is available worldwide through commercial distributors, value-added resellers, systems integrators and Original Equipment Manufacturers (“O.E.M.”) partners.

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

In February 2003, we entered into a licensing and distribution agreement with Legato Systems, Inc. for marketing, distribution, future development and customer service of certain Legato products for Novell NetWare operating systems. The products specified are “Standby Server™ ” for NetWare, “SnapShotServer™ ” for NetWare, and “OFFSite Archive™ ” for NetWare. Legato transitioned all customer service to us as of February 2003. We now have a broad base of products and solutions for the Novell NetWare storage market, which include failover, fault tolerance, mirroring, offsite archiving, and improved disaster recovery. We continue to sell and service these Novell NetWare specific products currently.

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

On September 6, 2007, the Company entered into an Agreement and Plan of Merger with Shea Development Corp. Upon closing the Merger the shareholders of the Company will retain 4.99% of the fully diluted capital stock after giving effect to shares of the Company’s Common Stock (i) to be issued to the holders of Shea Common Stock; (ii) issuable upon conversion of the Shea Preferred Stock; (iii) issuable upon exercise of the newly issued Shea options and warrants; and (iv) which will be issued or issuable in connection with financing to be undertaken between the signing of the Agreement and Closing with gross proceeds of at least $6,000,000 at a per share price of not less than $0.50. It is anticipated that the merger will be concluded during the first half of calendar year 2008. Although no assurance can be given that the merger will in fact be completed, the Company’s continuation as a going concern depends on the completion of the merger.

Research and Development

Research and development costs, which consist primarily of software development costs, are expensed as incurred and amounted to $361,965 and $484,043 for the years ended September 30, 2007 and 2006, respectively.

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

Our Managed Server HSM-Centera Proven Edition provides organizations with a storage hierarchy capable of significant expansion, while addressing regulatory requirements for data retention. Once relegated to optical disks, tape archives, or file cabinets, fixed content data is now being driven to Content Addressable Storage (“CAS”) solutions. Organizations running Novell NetWare and Microsoft Windows server environments can implement a structured, online data repository through which they can manage, access, and protect their fixed content data. All of the standard benefits of Managed Server HSM are now available for users of the EMC Centera. By applying a consistent set of policies, network system administrators can control the migration, location, and retention of files throughout their lifecycle across all storage tiers, including high-performance storage area network (“SAN”) and network attached storage (“NAS”) subsystems, general purpose disk arrays, and EMC Centera archives. Files migrated in such a way tend to become more fixed in nature over time as they move along the storage hierarchy. The Centera system’s combined features of fixed content optimization, high availability, scalability, and cost effectiveness make it very attractive as an archive solution for controlling the otherwise explosive growth of an organization’s primary storage infrastructure.

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

SALES AND MARKETING STRATEGY

Our sales and marketing strategy has been to establish partnerships with storage vendors and storage channel partners worldwide in order to introduce and promote joint solutions. We have been targeting large Novell NetWare and GroupWise customers with Managed Server HSM for NetWare and are also now using the same strategy to target organizations using Microsoft Windows operating systems.

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

Major Customer

We currently rely upon three distributors for approximately 42% of our aggregate gross revenues. If we were to lose one or more of these distributors, our operations would be materially effected.

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

We have 7 full time employees and employ additional people as consultants on a full time basis as needed.

Item 2. DESCRIPTION OF PROPERTY

As of December 1, 2007, the Company leases one office facility in Westlake Village, California for the Company’s executive offices pursuant to a lease extension expiring January 31, 2008, at a rental rate of $10,335 per month.

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

PART II

Item 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock is currently traded in the OTC Electronic Bulletin Board under the symbol “CMSF”. The following table sets forth the high and low sales prices for the Common Stock during the two most recent fiscal years. The prices reflect inter-dealer prices without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

	Common Stock Sales Prices
Symbol “CMSF”	High	Low

Year Ended September 30, 2006
October 1, 2005 - December 31, 2005	$1.40	$0.97

January 1, 2006 - March 31, 2006	$1.14	$0.76

April 1, 2006 - June 30, 2006	$0.78	$0.40

July 1, 2006 - September 30, 2006	$0.40	$0.27

Year Ended September 30, 2007
October 1, 2006 -December 31, 2006	$0.45	$0.14

January 1, 2007 - March 31, 2007	$0.46	$0.17

April 1, 2007 - June 30, 2007	$0.21	$0.09

July 1, 2007 - September 30, 2007	$0.14	$0.05

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

During October 2005, the Company negotiated an extension of the two parts or the convertible debenture with a total principal balance of $1,750,000. Pursuant to a Renewal and Modification agreement dated October 28, 2005, the lender agreed to extend the maturity date of the two 6% Convertible Debentures dated November 27, 2002 in the aggregate principal amount of $1,750,000 to May 27, 2007. In consideration of such extension, the Company agreed to grant to the lender a five-year warrant to purchase 175,000 shares of Company Common Stock at an exercise price of $1.14 per share (subject to adjustment). The estimated value of the warrant ($166,093) was booked on the Company financial statements as debt discount and is being amortized over the term of the extension. During the year ended September 30, 2007, $73,817 of discount was amortized and included in the statement of operations. On May 7, 2007, RENN Capital Group agreed to extend the maturity date of $1,750,000 convertible debenture until November 27, 2007. The Company will continue to pay interest of 6% on the current outstanding principal balance of $1,750,000, monthly during the term of the extension.

During February 2006, the Company issued to the Renaissance Capital Group managed funds an aggregate of 150,000 warrants to purchase the Company’s common stock at $0.86 per share in consideration of an agreement to extend the $750,000 loan payable maturity date for an additional 18 months. The new maturity date for the notes will be January 19, 2008. The Company will continue to pay 7% interest on a monthly basis based on the current outstanding principal balance of $750,000. The estimated value of the warrants of $77,663 was recorded on the Company’s financial statements as debt discount and will be amortized over the term of the extension. During the year ended September 30, 2007, $42,362 of discount was amortized and included in the statement of operations.

On February 7, 2007, the Company received an aggregate of $200,000 from two three month secured convertible notes from two of RENN Capital Groups managed funds. Interest of 8% was paid in monthly installments during the term of the notes. The notes matured on May 7, 2007, at which time all principal and accrued and unpaid interest was due and payable in full. The notes are convertible at the option of the holder, into shares of the Company’s common stock, with an initial conversion price of $0.30 per share. The funds are being used to support the operations of the Company. Each holder of a note may convert in whole or in part the outstanding principal plus accrued but unpaid interest into the Company’s common stock at a conversion price of $0.30 per share. In the event that the Company issues additional common stock, or securities convertible into common stock, at a price lower than the conversion price while these notes are outstanding, the conversion price of these notes will automatically adjust downward to such price at which new common stock has been issued. The conversion price of the note, however, shall never be adjusted to less than $0.01 per share. Pursuant to renewal and modification agreements dated May 7, 2007, the RENN Capital Group agreed to extend the maturity dates of two $100,000 notes payable until November 7, 2007. The Company will continue to pay 8% interest monthly based on the current outstanding principal balance of $200,000. Also included in the amendment is a minimum price per share of not less than $0.01 per share for the $200,000 notes payable, which have an initial conversion price of $0.30 per share.

Subsequent to September 30, 2007, and prior to the date of this filing the Company negotiated to extend the maturity dates of debt due within the next 4 months. Pursuant to renewal and modification agreements the Company extended the total debt with an aggregate principal balance of $2,700,000 to February 27, 2008. In addition to extending the debt the Company also converted from cash payments of interest to interest payments in unregistered common stock beginning November 1, 2007.

All of the foregoing securities were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Regulation D promulgated thereunder. No commissions were paid.

As of September 30, 2007, there were 132 holders of record of the Company’s common stock. To date, the Company has not declared or paid any cash dividends with respect to its Common Stock, and the current policy of the Board of Directors is to retain earnings, if any, to provide for the growth of the Company. Consequently, no cash dividends are expected to be paid on the Common Stock in the foreseeable future.

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

On September 6, 2007, the Company entered into an Agreement and Plan of Merger with Shea Development Corp. Upon closing the Merger the shareholders of the Company will retain 4.99% of the fully diluted capital stock after giving effect to shares of the Company’s Common Stock (i) to be issued to the holders of Shea Common Stock; (ii) issuable upon conversion of the Shea Preferred Stock; (iii) issuable upon exercise of the newly issued Shea options and warrants; and (iv) which will be issued or issuable in connection with financing to be undertaken between the signing of the Agreement and Closing with gross proceeds of at least $6,000,000 at a per share price of not less than $0.50. Shea delivers business process management software solutions and service offerings. Shea’s solutions improve its customers’ ability to make better decisions, manage critical business processes, reduce expenditures, and improve efficiency.

Our software provides products and integrated solutions for addressing the increasing need for management of data. Today IT departments face a variety of challenges with some of the most critical relating to data storage and management. Two of these challenges are (1) reducing the total cost of ownership of data storage by better leveraging IT resources, both hardware and people, and (2) increasing productivity by enabling better access to information, thereby making quicker and faster decisions. Our software virtualizes pools of stored data both to the end-user transparently and to the IT administrator while integrating with most operating systems and applications. We can reduce the back-up window, lower the overall cost of storage and enhance the value of information across the organization. Our strategy has been built on the benefits our technology brings.

RISK FACTORS

We have yet to establish any history of profitable operations.

We have yet to establish any history of profitable operations. We have incurred annual operating losses of $507,708 and $1,072,383, for fiscal years 2005 and 2006 respectively. During the year ended September 30, 2007, we incurred an operating loss of $422,491. As a result, at September 30, 2007 we had an accumulated deficit of $22,272,494. Our revenues have not been sufficient to sustain our operations. Our profitability will require the successful commercialization of products, solutions and services. No assurances can be given as to if or when this will occur or that we will ever be profitable.

We are presently relying on the projected completion of our merger with Shea Development Corp. to continue our operations.

At September 30, 2007 we had a cash balance of $72,343. We had operating cash flow deficits of $1,935,774, $187,113 and $375,504 for fiscal years ended September 30, 2004, 2005 and 2006 and for the year ended September 30, 2007, an operating cash flow deficit of $569,252. We have entered into an agreement to merge with Shea Development Corp. which we anticipate will be completed during the first half of calendar year 2008. There can be no assurance that we will be able to complete the merger. Without the timely completion of the merger based on our current level of negative cash flow, we will have to cease or substantially curtail our operations on or before June 30, 2008.

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

Long Lived Assets.

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

Research and development costs.

•
Research and development costs, which consist primarily of software development costs, are expensed as incurred. Statement of Financial Accounting Standards No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS 86”), provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established. As of September 30, 2007, the Company has capitalized approximately $325,000 of such software development costs. The Company expects to continue research and development projects into the future along with additional capitalized development as projects reach proof of concept stages of development. The current net balance of capitalized software is approximately $65,724. In the current fiscal year the Company has not capitalized any new software development. Software capitalized is stated at cost. Amortization is computed on the straight-line method based upon the estimated useful life of the asset, primarily seven years. During the current year the Company had approximately $362,000 in R & D expense compared to approximately $484,000 during the prior year. The Company will continue the R & D program into the future as new products are developed and integrated into our data management suite of solutions.

Revenue.

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

RESULTS OF OPERATIONS

FISCAL YEARS ENDED SEPTEMER 30, 2007 AND SEPTEMBER 30, 2006

During the current fiscal year, the Company continued to focus on development of features and upgrades on products, while expanding their functionalities to other operating platforms including Network Applicance filers. The Company has continued its sales and marketing strategy to focus on development and support for its data storage and management solutions, while utilizing its partners’ sales, marketing and distribution channels. Revenues for the current fiscal year increased by approximately 17%, from $1,773,000 in fiscal year 2006 to $2,079,000 for the current fiscal year. The revenue increase was a result of multiple factors, including but not limited to transitioning the product line for enterprise selling opportunities which include bundling our software with partner software and hardware products. These enterprise sales have much longer sales cycles in return for an increase in the average sale value. Sales for the Company’s software products were approximately $1,226,000 or 59% of the total revenue for the current fiscal year; annual service contracts constituted approximately 39% or approximately $807,000; and the remaining 2% of revenue was derived from installation and other services. The high availability products, StandbyServer and OFFSite Archive for NetWare accounted for approximately 15% of the total product sale revenue the same as in the prior fiscal year, with the Company’s core HSM technology for both NetWare and Windows representing the other 85% of the total product sale revenue for the current fiscal year. Billings for annual service contracts increased during the current fiscal year due to increased product sales of the Company’s HSM product line. Deferred revenue decreased from approximately $1,134,000 in the fiscal year ended September 30, 2006 to approximately $824,000 for the current fiscal year. The decrease in deferred revenue was due to the increase in product sales revenue during the current fiscal year related to amortization of the final two years of CA product sale royalties, which contributed approximately $242,000 to total product sales during the current fiscal year. Cost of sales increased from approximately $157,000 in the prior fiscal year to approximately $165,000 in the current fiscal year representing a increase of approximately 5%. Cost of sales as a percentage of revenue decreased slightly from approximately 9% in fiscal year ended September 30, 2006 to approximately 8% during the current fiscal year. Gross profit increased by approximately 18% or $298,000 from $1,616,000 in fiscal year 2006 to $1,914,000 in fiscal year 2007. The increase in gross profit resulted from the Company’s increased revenue from product sales during the current fiscal year.

Selling and administrative expenses for the current year were approximately $1,961,000, a decrease of approximately $223,000 or 10% as compared to fiscal year 2006. The decrease was a result of the Company’s continued effort to minimize overhead expenses while maintaining sales and marketing support for our partner and channel distribution strategy. The change from a direct sales approach to one of a support role for the Company’s OEM partners sales forces continued during the fiscal year, which reduced wage expense related to direct selling, while increasing the expense related to marketing and sales support for our OEM partners distribution channels. The Company intends to continue expansion of the sales and marketing support functions for direct selling and to continue training for both technical support teams and sales forces of the Company’s current and future distribution, and business partners.

Depreciation expense for the current fiscal year of approximately $14,000 decreased approximately 33% or $7,000 as compared to fiscal year ended September 30, 2006. The depreciation expense decrease is due to the full depreciation of office and test equipment during the fiscal year.

Research and development expense for the current year was approximately $362,000 as compared to approximately $484,000 for fiscal year 2006. This decrease is due to completion of projects and reduction of certain non employee resources during the first half of the current fiscal year. During the current fiscal year, the Company completed and certified its Managed Server HSM with Network Appliance, creating Managed Server HSM NetApp Edition. During the current fiscal year the Company also certified its Managed Server HSM products with IBM Tivoli DR550 storage platform. The Company now offers Managed Server HSM Tivoli Edition compatible with the IBM DR550. The Company began new research and development projects during the second half of the current year and plans to continue the research and development program during the coming year. As projects complete and become viable the Company expects to capitalize portions of the development expense. The Company may also add additional consulting development resources during the upcoming fiscal year which will contribute to the research and development expense during the upcoming fiscal year. These development project completions have added to the Company’s ability to gain additional market access through the sales and distribution channels of companies like EMC, IBM, Hitachi, Network Appliance and Computer Associates.

There were no other income items during the current or prior fiscal year. The current fiscal year included approximately $312,000 of interest expense related to borrowing balances, which is a decrease in interest expense of approximately $65,000 over fiscal year 2006. Approximately $145,000 of the total current fiscal year interest expense was non cash debt discount representing the expense for warrants issued with debt, which is being expensed over the term of the debentures and loan that make up the debt. The amount of non cash debt discount recorded as expense decreased by approximately $76,000 during the current fiscal year. Also included in other expense for the fiscal year ended September 30, 2006, was a write off of approximately $262,000 in deferred financing expense resulting from the Company’s determination it was unlikely the equity would be drawn on and therefore the costs were impaired.

LIQUIDITY AND CAPITAL RESOURCES

The Company incurred a net loss of $734,851 and $1,712,253 for the years ended September 30, 2007 and 2006, respectively, and has an accumulated deficit of $22,272,494 as of September 30, 2007. We have entered into an agreement to merge with Shea Development Corp. which we anticipate will be completed during the first half of calendar year 2008. There can be no assurance that we will be able to complete the merger. Without the timely completion of the merger based on our current level of negative cash flow, we will have to cease or substantially curtail our operations on or before June 30, 2008.

During fiscal year 2007, the Company’s cash position decreased by approximately $370,000, from approximately $442,000 at September 30, 2006 to $72,000 at September 30, 2007. The Company’s revenues increased during the fiscal year and the Company is still not at a break even point operationally. The accounts receivable balance as of September 30, 2007 decreased by approximately $58,000 or 23% as compared to the fiscal year ended September 30, 2006.

During December 2003, the Company issued in a private placement, 3,243,243 shares of common stock and 5 year warrants to purchase 3,243,243 shares with 50% of the warrants at an exercise price of $0.74 and 50% at an exercise price of $1.11, for $1,200,000. The funds were used to support business expansion and operations.

During July 2004, the Company received $750,000 from a two year secured loan from Renaissance Capital Group managed funds. Interest is being paid at 7% in monthly installments based on the outstanding principal balance. As part of the funding, the Company issued five year warrants to purchase an aggregate of 1,415,094 shares of Common Stock at an exercise price of $0.53 per share. During February 2006, the Company issued to the RENN Capital Group managed funds an aggregate of 150,000 warrants to purchase the Company’s common stock at $0.86 per share in consideration of an agreement to extend the maturity date for the $750,000 note payable for an additional 18 months. The new maturity date for the notes is January 19, 2008. The Company continued to pay interest at 7% on a monthly basis based on the current outstanding principal balance of $750,000. The estimated value of the warrants of $77,663 was recorded on the Company’s financial statements as debt discount and is being amortized over the term of the extension.

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

On February 7, 2007, the Company received an aggregate of $200,000 from two three month secured convertible notes from two funds managed by RENN Capital Group, Inc. Interest of 8% will be paid in monthly installments during the term of the notes. The notes mature on May 7, 2007, at which time all principal and accrued and unpaid interest will be due and payable in full. The notes are convertible at the option of the holder, into shares of the Company’s common stock, with an initial conversion price of $0.30 per share. Each holder of a note may convert in whole or in part the outstanding principal plus accrued but unpaid interest into the Company’s common stock at a conversion price of $0.30 per share. In the event that the Company issues additional common stock, or securities convertible into common stock, at a price lower than the conversion price while these notes are outstanding, the conversion price of these notes will automatically adjust downward to such price at which the new common stock has been issued. The conversion price of the notes, however, shall never be adjusted to less than $0.01 per share.

Subsequent to September 30, 2007, and prior to the date of this filing the Company negotiated to extend the maturity dates of debt due within the next 4 months. Pursuant to renewal and modification agreements the Company extended the total debt with an aggregate principal balance of $2,700,000 to February 27, 2008. In addition to extending the debt the Company also converted from cash payments of interest to interest payments in unregistered common stock beginning November 1, 2007.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company had a net loss of $734,851 and utilized cash of $569,252 in operating activities during the year ended September 30, 2007, and had a working capital deficiency of $3,401,743 and shareholders’ deficiency of $3,443,585 at September 30, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The following summarizes our contractual obligations at September 30, 2007 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

	Payments due by Period
		Less than	1-3	4-5	After
	Total	1-year	Years	Years	5 Years
Notes payable	$2,700,000	$2,700,000	$—	$—	$—
Interest on notes
Payable	15,000	15,000
Employment
Agreements	159,000	159,000
Operating leases	41,340	41,340	—	—	—
	$2,915,340	$2,915,340	$—	$—	$—

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

Item 7. FINANCIAL STATEMENTS

The following is a list of financial statements filed herewith:

Consolidated Balance Sheets as of September 30, 2007 and September 30, 2006

Consolidated Statements of Operations for the years ended September 30, 2007 and 2006

Consolidated Statements of Shareholders’ Deficiency for the years ended September 30, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended September 30, 2007 and 2006

Notes to Consolidated Financial Statements

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the Company’s fiscal years ended September 30, 2006 and 2007, there were no disagreements with Weinberg on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of Weinberg would have caused it to make reference thereto in its reports on the Company’s financial statements. In addition, for the same periods, there have been no reportable events (as defined in Regulation S-B Item 304(a)(1)(iv)(B)).

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

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

As of September 30, 2007, the directors and executive officers of the Company are as follows:

Name	Age	Position
Robert Pearson	71	Director

Robert Degan	68	Chairman of the Board

Stephen Crosson	48	Chief Financial Officer,
		Chief Operating Officer,
		Secretary & Director

Russell Cleveland	68	Director

Michael Skelton	60	Chief Executive Officer,
		Director

Lee Pryor	70	Director

Robert Pearson. Mr. Pearson, who became a director in 1997, has been associated with Renaissance Capital Group (“RCG”) since April 1994. RCG is the investment advisor of the largest shareholders of the Company. Presently, Mr. Pearson serves as a Senior Vice President and Director of Corporate Finance of RCG. He served as Executive Vice President of the Thomas Group from May 1990 to March 1994. For 25 years, Mr. Pearson held various senior management positions at Texas Instruments, including Vice President of Finance from October 1983 to June 1985. Mr. Pearson holds directorships in the following companies: Poore Brothers, a manufacturer of snack food products; Advanced Power Technology, Inc., a power semiconductor manufacturer; eOriginal, Inc., a privately owned developer of technology and software for creation of electronic contracts; Laserscope, Inc., a marketer and manufacturer of lasers for medial use; Simtek Corporation, a fables semiconductor company that designs and markets non-volatile static random access memories and Shea Development Corp., a business process management software and services firm.

Robert Degan. Mr. Degan became a director in January 2001 and was named Chairman in March 2006. From 1989 to 1996, Mr. Degan was President and Chief Executive Officer of Tylink Corporation, a private company, which designs, manufactures and markets digital access products. In August 1996, Tylink Corporation was acquired by Sync Research a public company. From August 1996 to December 1996, Mr. Degan was Executive Vice President of Sync Research. From 1997 to 1998, Mr. Degan was Chairman, President and Chief Executive Officer of Summa Four Inc., a public company, which is a leading provider of switching platforms. In 1998 Summa Four, Inc. was acquired by Cisco Systems, Inc. and from November 1998 through December 1999 Mr. Degan was General Manager of the Enhanced Services and Migration business unit of Cisco Systems, Inc. From January 2000 to the present, Mr. Degan has been a private investor. Mr. Degan holds a directorship with Overland Storage, a data storage manufacturing firm and Flexi International, both NASDAQ companies. On December 21, 2007, Mr. Degan resigned as Chairman of the Board and resigned from all related committee positions held as of that date. Mr. Degan resigned for personal reasons.

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

Michael Skelton. Mr. Skelton joined the Company in April 2004 as the Chief Executive Officer. From August 2001 to April 2004, Mr. Skelton was an interim executive management consultant working with public and private technology companies. From 1987 to 1992, Mr. Skelton was Vice President and General Manager of TAB Products Co., a records management company. From 1993 to 1995, Mr. Skelton was Vice President of Sales and Marketing for SCO Inc., a company that provides UNIX operating system software. From 1996 to 1997, Mr. Skelton was President and C.E.O. of TracePoint Technology, Inc., a provider of software developer tools. From 1998 to 1999, Mr. Skelton was Vice President of Sales for NetManage, Inc., a provider of enterprise application integration software and services. From January 2000 to July 2001, Mr. Skelton was President and C.E.O. of Menta Software, Ltd., which provided technology to web enable Microsoft Windows applications. On December 20, 2007, Mr. Skelton resigned as Chief Executive Officer and resigned as a member of the Board of Directors. Mr. Skelton resigned to pursue other endeavors.

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

MEETINGS; ATTENDANCE; COMMITTEES

The Board has an Audit Committee. The duties of the Audit Committee include (i) recommending to the Board the engagement of the independent auditors, (ii) reviewing the scope and results of the yearly audit by the independent auditors, (iii) reviewing our system of internal controls of procedures, and (iv) investigating, when necessary, matters relating to the audit functions. It reports to the Board concerning its activities. The current members of this Committee are Messrs Degan and Pryor. The Board of Directors has determined that Robert Degan is the Audit Committee Financial Expert and Mr. Degan is deemed to be independent under applicable rules. Mr. Degan serves as the audit committee chairman. The audit committee held four meetings during the current fiscal year.

The Board also has a Compensation Committee. The Compensation Committee makes recommendations to the Board concerning compensation and other matters relating to employees. The Committee also grants options under, and administers, our Stock Option Plan. The current members of the Committee are Messrs. Degan and Pryor. Mr. Pryor serves as chairman of the compensation committee. The Compensation Committee held one meeting during the current fiscal year.

DIRECTOR COMPENSATION

Directors do not receive any annual compensation. Outside directors receive $1,000 each for each meeting attended and reimbursement for out-of-pocket expenses for attending meetings. Mr. Pearson and Mr. Cleveland have waived the meeting fees. The board held ten meetings during the current fiscal year.

EMPLOYMENT AGREEMENTS

During the fiscal year ended September 30, 2004, the Company entered into an employment agreement with Michael Skelton (C.E.O. & Director). Mr. Skelton resigned effective December 20, 2007, the Company has agreed to pay Mr. Skelton as a consultant $14,000 per month through March 31, 2008.

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

Item 10. EXECUTIVE COMPENSATION

The following tables and discussion set forth information with respect to all compensation awarded to, earned by or paid to our Chief Executive Officer and up to four of our executive officers whose annual salary and bonus exceeded $100,000 during our last completed fiscal year (collectively referred to in this discussion as the ‘named executive officers”). The officer designation indicates positions held as of September 30, 2007, the end of our last fiscal year.

Summary Compensation Table

					Long Term
					Compensation
					Awards
	FISCAL	ANNUAL COMPENSATION			Securities
	YEAR			ALL	Underlying
NAME AND	ENDED			OTHER	Options
PRINCIPAL POSITION	SEPTEMBER 30,	SALARY	BONUS	COMPENSATION	SARs
Michael Skelton,	2007	$168,000	—	—	—
Chief Executive Officer
& Director
Stephen Crosson,	2007	$150,000	—	—	—
Chief Financial Officer,
Chief Operating Officer,
Corporate Secretary &
Director

Discussion of Compensation

Our compensation program consists of the following three components:

•	base salary;

•	bonuses; and

•	awards of restricted stock or stock options from our Year 2000 Employee Stock Option Plan.

We believe that a combination of cash and common stock or options will allow us to attract and retain the services of the individuals who will help us achieve our business objectives, thereby increasing value for our shareholders.

In our fiscal year ended September 30, 2007, there was no restricted stock, stock options or bonuses issued to the named executive officers. Compensation for Mr. Skelton and Mr. Crosson consisted to annual base salary only.

Director Compensation

During the current fiscal year there were no fees or options issued to directors as compensation for services rendered. The Company intends to reinstate the compensation plan for directors in the future including fees for meetings attended and annual stock options.

The following table sets forth certain information concerning stock option awards granted to our executive officers. No options were exercised by our executive officers during the fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Number of	Number of
	securities	securities
	underlying	underlying
	unexercised	unexercised	Option	Option
	options (#)	options (#)	exercise	expiration
Name	Exercisable	Unexercisable	price ($)	date
Michael Skelton	1,050,000	350,000	$0.63	12/08/09
Stephen Crosson	48,000		$0.56	12/08/09
Stephen Crosson	60,000		$5.00	12/08/09
Stephen Crosson	120,000		$3.87	12/08/09
Stephen Crosson	120,000		$1.55	12/08/09
Stephen Crosson	50,000		$0.95	12/08/09
Stephen Crosson	100,000		$0.61	12/08/09
Stephen Crosson	100,000		$0.44	12/08/09
Stephen Crosson	300,000		$0.55	12/08/09
Stephen Crosson	85,000		$0.41	12/08/09
Stephen Crosson	25,000	75,000	$1.14	12/08/09

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of September 30, 2007 by (I) each person who is known by the Company to own beneficially more than 5% of the Company’s outstanding Common Stock; (ii) each of the Company’s directors; (iii) the named Executive Officers; and (iv) executive officers and directors of the Company as a group:
	COMMON STOCK (1)
	NUMBER		PERCENTAGE OF
	OF		OUTSTANDING
NAME AND ADDRESS (2)	SHARES		(3)
Robert Pearson (4)

Robert Degan	303,000	(5)	2.08

Russell Cleveland (4)

Lee Pryor	35,000	(6)	0.24

Stephen Crosson	1,230,770	(7)	8.06

Michael Skelton	1,091,785	(8)	7.13

Renaissance Capital Growth &
Income Fund III, Inc	5,321,226	(9)	33.17
8080 N. Central Expressway
Suite 210
Dallas, Texas 75206

Renaissance US Growth &
Income Trust PLC	4,667,698	(10)	29.32
8080 N. Central Expressway
Suite 210
Dallas, Texas 75206

BFSUS Special Opportunities
Trust PLC	7,420,029	(11)	38.31
8080 N. Central Expressway
Suite 210
Dallas, Texas 75206

All executive officers and
directors as a group
(6 persons)	2,660,555		15.99

(1)   As used herein, the term beneficial ownership is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power and/or sole or shared investment power subject to community property laws where applicable.

(2)   Except as indicated, the address of each person is c/o the Company at 600 Hampshire Road, #105, Westlake Village, California 91361.

(3)   Based on 14,258,756 shares of Common Stock outstanding as of September 30, 2007.

(4)   Does not include any shares owned by the Renaissance Funds described in the table. Mr. Pearson is an executive officer of Renaissance Capital Group, Inc. (“RCG”) which is the investment advisor to the Renaissance Funds and BFS US and the investment manager of Renaissance U.S.

(5)   Includes 13,000 shares of our common stock and four year non-qualified options from the Company to purchase 50,000 shares at $.95 per share, 35,000 shares from the Company at $.61 per share, 85,000 shares from the Company at $.44 per share, options to purchase 85,000 shares from the Company at $0.41 per share and options to purchase 35,000 shares from the Company at $0.62 per share.

(6)   Includes four-year non-qualified options from the Company to purchase 35,000 shares at $0.62 per share.

(7)   Includes 222,770 shares of our common stock and currently exercisable options to purchase 48,000 shares from the Company at $.56 per share, 120,000 shares from the Company at $3.87 per share, 60,000 shares from the Company at $5.00 per share, 120,000 shares from the Company at $1.55 per share, 50,000 shares from the Company at $.95 per share, 100,000 shares from the Company at $.61 per share, 100,000 shares from the Company at $.44 per share, options to purchase 300,000 shares at $0.55 per share, options to purchase 85,000 shares at $0.41 per share, and options to purchase 25,000 shares at $1.14 per share, and does not include 75,000 options not currently exercisable.

(8)   Includes 41,785 shares of our common stock and currently exercisable options from the Company to purchase 1,050,000 shares at $0.63 per share. Does not include 350,000 options not currently exercisable.

(9)   RCG is the investment advisor of the Renaissance Funds. The Common Shares deemed to be beneficially owned by the Renaissance Capital Growth and Income Fund III, are comprised of 3,539,414 shares of our Common Stock, options to purchase 26,500 shares at $0.95 per share, options to purchase 18,550 shares at $0.61 per share, options to purchase 38,250 shares at $0.44 per share, options to purchase 37,400 shares at $0.41 per share, warrants to purchase 540,541 shares at $0.74 per share, warrants to purchase 540,540 shares at $1.11 per share, warrants to purchase 471,698 shares at $0.53 per share, warrants to purchase 58,333 shares at $1.14 per share and warrants to purchase 50,000 shares at $0.86 per share. All of such securities are owned by the Renaissance Funds as described herein.

(10)  RCG is the Investment Manager of Renaissance US. The Common Shares deemed to be beneficially owned by the Renaissance US Fund are comprised of 3,006,585 shares of our Common Stock and warrants to purchase 540,541 shares at $0.74 per share, warrants to purchase 540,540 shares at $1.11 per share, warrants to purchase 471,698 shares at $0.53 per share, warrants to purchase 58,334 shares at $1.14 per share and warrants to purchase 50,000 shares at $0.86 per share.

(11)  RCG is the Investment Advisor for BFS US. The Common Shares deemed to be beneficially owned by BFS US are comprised of 2,312,818 shares of Common Stock and 3,446,099 shares of Common Stock issuable upon conversion of an aggregate of $1,750,000 of 6% Convertible Debenture at a weighted average conversion price of $0.51 per share. Also includes warrants to purchase 540,541 shares at $0.74 per share, warrants to purchase 540,540 shares at $1.11 per share, warrants to purchase 471,698 shares at $0.53 per share, warrants to purchase 58,333 shares at $1.14 per share and warrants to purchase 50,000 shares at $0.86 per share.

Equity Compensation Plan Information

The following table sets forth certain information regarding the Company’s 2000 Stock Option Plan. All information set forth below is as of September 30, 2007, pursuant to applicable regulations.

Number of securities remaining
available for future issuance under
equity compensation plans (excluding
	Number of Securities to	Weighted- average	securities warrants
	Be issued upon exercise	exercise price of	and rights warrants
	Of outstanding options,	outstanding options,	and rights reflected
	Warrants and rights	warrants and rights	in (a)) (a) (b)
	(a)	(b)	(c)
Equity compensation
Plans approved by	8,632,837	$0.86	2,350,500
Security holders

Equity compensation
Plans not approved by	—	—	—
Holders

TOTAL	8,632,837	$0.86	2,350,500

Shareholder Approved Plans:

The 2000 Stock Option Plan

The Company’s shareholders approved the 2000 Stock Option Plan as amended (the “Plan”) in April 2001. Currently, the Plan authorizes the grant of options to purchase up to 6,000,000 shares of the Company’s Common Stock, of which options to purchase 2,350,500 shares were available for future issuance as of September 30, 2007.

Non-Shareholder-Approved Plans:

There are no Non-Shareholder Approved Plans as of September 30, 2007 .

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDANCE

On November 27, 2002, the Company entered into a $1,000,000 6% Convertible Debenture Agreement with BFS US (the “BFS US Debenture”). The full amount was drawn during the fiscal year ended September 30, 2003. Interest of 6% per annum will be paid in monthly installments for three years based on the unpaid principal balance. The BFS US Debenture originally matured on November 27, 2005, at which time the unpaid Principal Amount, and all accrued and unpaid interest and other charges, fees, and payments was due and payable. The conversion price is set at $1.00 unless, however, the five (5)-day average closing price for the Company’s common stock immediately prior to a disbursement is below $1.00, in which case, such five (5)-day average shall become the Conversion Price. As of September 30, 2004, we had a note payable principal balance of $1,000,000 in connection with this convertible debenture and no further funds available to borrow on this debenture. The debenture has certain non-operating covenants associated with the loan. During the fiscal year and as of September 30, 2007, the Company was in compliance with these covenants.

During July 2003, the BFS US entered into a $750,000 6% Convertible Debenture with the Company. The full amount was drawn during the fiscal year ended September 30, 2003. Interest at a rate of 6% per annum is payable in monthly installments for 26 months based on the unpaid principal balance. The debenture originally matured on November 27, 2005, at which time the unpaid Principal Amount, and all accrued and unpaid interest and other charges, fees, and payments then due under the debenture was due and payable in full. The debenture is convertible, at the option of the holder into shares of the Company’s common stock, with an initial conversion price of $0.50 per share. However, if the five (5)-day average closing price for the Common Stock immediately prior to each disbursement is below the $0.50 initial conversion price, the average closing price for such period shall become the conversion price. As of September 30, 2004, we had a note payable principal balance of $750,000 in connection with this convertible debenture and no further funds available to borrow on this debenture. The debenture has certain non-operating covenants associated with the loan. During the fiscal year and as of September 30, 2007, the Company was in compliance with these covenants.

During October 2005, the Company negotiated an extension of the two parts of the Convertible Debenture with a total principal balance of $1,750,000. Pursuant to a Renewal and Modification agreement dated as of October 28, 2005, the lender agreed to extend the maturity date of certain 6% Convertible Debentures in the aggregate principal amount of $1,750,000 to May 27, 2007. In consideration of such extension, the Company agreed to grant lender a five-year warrant to purchase 175,000 shares of Company Common Stock at an exercise price of $1.14 per share (subject to adjustment). The estimated value of the warrant ($166,093) was recorded on the Company financial statements as debt discount, and was amortized over the term of the extension. On May 7, 2007, the lender agreed to extend the maturity date of the $1,750,000 Convertible Debenture until November 27, 2007.

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

On February 7, 2007, the Company received an aggregate of $200,000 from two three month secured convertible notes from two of RENN Capital Groups managed funds. Interest of 8% will be paid in monthly installments during the term of the notes. The notes mature on May 7, 2007, at which time all principal and accrued and unpaid interest will be due and payable in full. The notes are convertible at the option of the holder, into shares of Company common stock, with an initial conversion price of $0.30 per share. Each holder of a note may convert in whole or in part the outstanding principal plus accrued but unpaid interest into Company common stock at a conversion price of $0.30 per share. In the event that the Company issues additional common stock, or securities convertible into common stock, at a price lower than the conversion price while these notes are outstanding, the conversion price of these notes will automatically adjust downward to such price at which the new common stock has been issued. The conversion price of the note, however, shall never be adjusted to less than $0.01 per share. Pursuant to renewal and modification agreements dated May 7, 2007, the RENN Capital Group has agreed to extend the maturity dates of the two $100,000 notes payable until November 7, 2007. CaminoSoft will continue to pay 8% interest monthly based on the current outstanding principal balance of $200,000.

Subsequent Event

Pursuant to a Renewal and Modification Agreement dated November 12, 2007 (“Modification Agreement I”) among BFS US Special Opportunities Trust PLC (“BFS”), Renaissance Capital Growth Income Fund III (“RENN III”) and Renaissance US Growth Investment Trust PLC (“RUSGIT”) (collectively the “Renaissance Lenders”), on the one hand, and CaminoSoft Corp. (“CaminoSoft”), on the other hand, the Renaissance Lenders agreed to extend the maturity dates of the secured subordinated promissory notes from January 19, 2008 to February 27, 2008. Pursuant to Modification Agreement I, the Notes were also amended to provide that, commencing with the interest payments due on November 1, 2007, all interest payments due thereunder will be payable in restricted shares of CaminoSoft’s common stock. The number of shares to be paid as interest shall be equal to the amount of the interest payment due divided by the average of the last sale prices, or if there is no last sale price, the closing bid prices, for the five trading days immediately preceding the payment date.

Pursuant to a Renewal and Modification Agreement dated November 12, 2007 (“Modification Agreement II”) between US Special Opportunities Trust PLC (“USOT”) and CaminoSoft, USOT agreed to extend the maturity date of the $1,750,000 Convertible Debentures from November 27, 2007 to February 27, 2008. Pursuant to Modification Agreement II, the Debentures were also amended to provide that, commencing with the interest payments due on November 1, 2007, all interest payments due thereunder will be payable in restricted shares of CaminoSoft’s common stock. The number of shares to be paid as interest shall be equal to the amount of the interest payment due divided by the average of the last sale prices, or if there is no last sale price, the closing bid prices, for the five trading days immediately preceding the payment date.

Pursuant to a Renewal and Modification Agreement dated November 12, 2007 (“Modification Agreement III”) between Renaissance US Growth Investment Trust PLC (“RUSGIT”) and CaminoSoft, RUSGIT agreed to extend the maturity date of the convertible promissory note from November 7, 2007 to February 27, 2008. Pursuant to Modification Agreement III, the convertible note was also amended to provide that, commencing with the interest payments due on November 1, 2007, all interest payments due thereunder will be payable in restricted shares of CaminoSoft’s common stock. The number of shares to be paid as interest shall be equal to the amount of the interest payment due divided by the average of the last sale prices, or if there is no last sale price, the closing bid prices, for the five trading days immediately preceding the payment date.

Pursuant to a Renewal and Modification Agreement dated November 12, 2007 (“Modification Agreement IV”) between US Special Opportunities Trust PLC (“USOT”) and CaminoSoft, USOT agreed to extend the maturity date of the convertible promissory note from November 7, 2007 to February 27, 2008. Pursuant to Modification Agreement IV, the convertible note was also amended to provide that, commencing with the interest payments due on November 1, 2007, all interest payments due thereunder will be payable in restricted shares of CaminoSoft’s common stock. The number of shares to be paid as interest shall be equal to the amount of the interest payment due divided by the average of the last sale prices, or if there is no last sale price, the closing bid prices, for the five trading days immediately preceding the payment date.

Director Independence

As of the date of this Annual Report, only Mr. Pryor is considered “independent” as defined under the Nasdaq Stock Market’s listing standards. In determining independence, the Board of Directors reviews whether directors have any material relationship with us. The Board of Directors considers all relevant facts and circumstances. In assessing the materiality of a director’s relationship to us, the Board of Directors is guided by the standards set forth below and considers the issues from the director’s standpoint and from the perspective of the persons or organizations with which the director has an affiliation. The Board of Directors reviews commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, if applicable. An independent director must not have any material relationship with us, either directly or indirectly as a partner, stockholder or officer of an organization that has a relationship with us, or any other relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

A director will not be considered independent in the following circumstances:

(1) The director is, or has been in the past three years, an employee of the Company, or a family member of the director is, or has been in the past three years, an executive officer of the Company.

(2) The director has received, or has a family member who has received, compensation from us in excess of $100,000 in any 12 month period in the past three years, other than compensation for board service, compensation received by the director’s family member for service as a non-executive employee, and benefits under a tax-qualified plan or other non-discretionary compensation.

(3) The director is, or has a family member who is, a current partner of our outside auditor, or was a partner or employee of our outside auditor, who worked on our audit at any time during any of the past three years.

(4) The director is a family member of an individual who is, or at any time during the past three years was, employed by the company as an executive officer.

(5) The director is, or has a family member who is, employed as an executive officer of another entity where, at any time during the past three years, any of our executive officers served on the compensation committee of that other entity.

(6) The director is, or a family member is, a partner in, or a controlling stockholder or an executive officer of, any organization to which we made or from which we received, payments for property or services in the current or any of the past three fiscal years that exceed the greater of 5% of the recipient’s consolidated gross revenues for that year, or $200,000.

Item 13. EXHIBITS

(a)	Exhibits

Exhibit 31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

Item 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

During the Company’s prior fiscal year, Weinberg & Company, P.A., was the principal accountant and billed $88,049 for professional services for the audit of the Company’s annual financial statements and review of the Company’s financial statements included in the Company’s Form 10-QSB’s. The estimated fees for professional services associated with the audit of the Company’s annual financial statements and review of the Company’s financial statements included in the Company’s Form 10-QSB’s for the upcoming fiscal year are $70,000.

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
Chief Financial Officer and Chief Executive Officer
Date: December 27, 2007

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ ROBERT PEARSON	Director	December 27, 2007
Robert Pearson

/s/ STEPHEN CROSSON	Chief Financial Officer,	December 27, 2007
Stephen Crosson	Chief Executive Officer Secretary, Treasurer and Director

/s/ RUSSELL CLEVELAND	Director	December 27, 2007
Russell Cleveland

/s/ LEE PRYOR	Director	December 27, 2007
Lee Pryor

CAMINOSOFT CORP

CONTENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of September 30, 2007
and September 30, 2006	F-3

Consolidated Statements of Operations for the years ended
September 30, 2007 and 2006	F-4

Consolidated Statements of Shareholders’ Deficiency for the
years ended September 30, 2007 and 2006	F-5

Consolidated Statements of Cash Flows for the years ended
September 30, 2007 and 2006	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors of
CaminoSoft Corp.:

We have audited the accompanying consolidated balance sheets of CaminoSoft Corp. and Subsidiary (the "Company"), as of September 30, 2007 and 2006 and the related consolidated statements of operations, changes in shareholders' deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of CaminoSoft Corp. and Subsidiary as of September 30, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements the Company incurred a net loss of $734,851 and a negative cash flow from operating activities of $569,252 for the year ended September 30, 2007, and had a working capital deficiency of $3,401,743 and a shareholders’ deficiency of $3,443,585 at September 30, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.

Los Angeles, CA
December 19, 2007

CAMINOSOFT CORP.
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2007	2006
ASSETS

Current Assets:
Cash and cash equivalents	$72,343	$441,595

Accounts receivable, net of allowance of $20,000 and $20,000	190,607	248,672

Total Current Assets	262,950	690,267

Property and Equipment, net of accumulated depreciation of $85,185 and $71,608	4,727	18,304

Software, net of accumulated amortization of $761,666 and $715,226	65,724	112,164

Deposits	9,582	9,582

Total Assets	$342,983	$830,317

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable	$239,531	$183,144
Accrued liabilities	46,326	49,430
Deferred revenues	702,417	721,908
Notes payable, current portion, net of discount of $23,581 and $144,540	2,676,419	1,605,460

Total Current Liabilities	3,664,693	2,559,942

Notes payable, net of discount
of $0 and $23,574	-	726,426
Deferred revenues	121,875	412,500

Total Liabilities	3,786,568	3,698,868

Shareholders' Deficiency
Common stock, no par value; authorized 100,000,000 shares;
issued and outstanding 14,258,756 and 14,258,756 shares	18,828,909	18,669,092

Accumulated Deficit	(22,272,494)	(21,537,643)

Total Shareholders' Deficiency	(3,443,585)	(2,868,551)

Total Liabilities and Shareholders' Deficiency	$342,983	$830,317

See accompanying notes to Consolidated Financial Statements

CAMINOSOFT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	September 30,
	2007	2006

SALES	$2,078,690	$1,772,671

COST OF SALES	164,901	156,523

GROSS PROFIT	1,913,789	1,616,148

OPERATING EXPENSES
Sales and administrative	1,960,738	2,183,558
Depreciation	13,577	20,930
Research and Development	361,965	484,043

Total Operating Expenses	2,336,280	2,688,531

Loss From Operations	(422,491)	(1,072,383)

OTHER INCOME (EXPENSE)
Interest expense	(312,378)	(377,811)
Interest income	18	16
Write off of deferred financing costs	-	(262,075)

Total Other Expense	(312,360)	(639,870)

Net Loss	($734,851)	($1,712,253)

Weighted average number of common shares outstanding:
(basic and diluted):	14,258,756	13,978,763

Net loss per common share:
(basic and diluted)	($0.05)	($0.12)

See accompanying notes to Consolidated Financial Statements

CAMINOSOFT CORP
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance at October 1, 2005	13,551,082	$17,687,461	($19,825,390)	$(2,137,929)

Warrant issued for debenture financing extension	-	166,093	-	166,093

Fair value of options issued to employees and consultants	-	133,575	-	133,575

Private placement common stock	697,674	600,000	-	600,000

Warrant issued for loan extension	-	77,663	-	77,663

Common stock issued to consultant for services	10,000	4,300	-	4,300

Net loss for the year ended September 30, 2006	-	-	(1,712,253)	(1,712,253)

Balance at October 1, 2006	14,258,756	18,669,092	(21,537,643)	(2,868,551)

Fair value of options issued to employees and consultants		159,817		159,817

Net loss for the year ended September 30, 2007			(734,851)	(734,851)

Balance at September 30, 2007	14,258,756	$18,828,909	($22,272,494)	($3,443,585)

See accompanying notes to Consolidated Financial Statements

CAMINOSOFT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	($734,851)	($1,712,253)
Adjustments to reconcile net loss to net cash used in
operating activities:
Common stock issued for services and bonus	-	4,300
Depreciation and amortization	60,017	139,115
Fair value of common stock options issued to employees
and consultants	159,817	133,575
Write off of deferred financing fees	-	262,075
Amortization of debt discount	144,533	220,311
Bad debt expense	45,559	-
Changes in operating assets and liabilities:
Accounts receivable	12,506	794,504
Accounts payable and accrued liabilities	53,283	(74,949)
Deposits	-	1,700
Deferred revenue	(310,116)	(143,882)
Net cash used in operating activities	(569,252)	(375,504)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	-	(3,087)

Net cash used in investing activities	-	(3,087)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing on note payable	200,000	-
Proceeds from the issuance of common stock	-	600,000

Net cash provided by financing activities	200,000	600,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(369,252)	221,409

CASH AND CASH EQUIVALENTS, beginning of year	441,595	220,186

CASH AND CASH EQUIVALENTS, end of year	$72,343	$441,595

Cash paid for:
Interest	$167,845	$157,500
Income taxes	$1,600	$1,600

Supplemental non-cash financing and investing activities
During the year ended September 30, 2006, the Company issued warrants valued at $243,756 for debt extensions, which have been accounted for as discount to long term debt

See accompanying notes to Consolidated Financial Statements

CAMINOSOFT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2007 AND 2006

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

In July 2003, the Company incorporated a subsidiary CM Medical Systems, Inc., under the General Corporation Law of California. Currently the subsidiary has no employees, has not issued stock and has not begun operations. As of the date of this filing the Company formally dissolved CM Medical Systems, Inc., as a corporation.

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company had a net loss of $734,851 and utilized cash of $569,252 in operating activities during the year ended September 30, 2007, and had a working capital deficiency of $3,401,743 and shareholders’ deficiency of $3,443,585 at September 30, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

CAMINOSOFT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2007 AND 2006

The Company’s working capital requirements in the foreseeable future will depend on a variety of factors including its ability to implement its sales and marketing plan. The Company plans to continue to focus on the integration of its products and solutions with O.E.M. partner products for sales and distribution. This includes selling products through the distribution channels of the partners. The Company has new arrangements, which it believes will generate higher levels of revenue in fiscal 2008. The Company currently expects that new financing will provide sufficient cash to fund its projected operations for the immediately foreseeable future and believes additional financing will be available if and when needed. If the Company is unable to achieve projected operating results and/or obtain such additional financing if and when needed, management will be required to curtail growth plans and scale back development activities. No assurances can be given that the Company will achieve increased revenues. Further, no assurances can be given that the Company’s current financing will be sufficient to support the Company’s planned level of operations. If adequate funds are not available or are not available at acceptable terms, the Company’s ability to finance its expansion, develop or enhance services or products or respond to competitive pressures would be significantly limited.

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

The Company uses the allowance method to account for uncollectible trade receivable balances. Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible. Factors used to establish an allowance include the credit quality of the customer and whether the balance is significant. At September 30, 2007 and 2006, trade receivables had a net balance in the amount of $190,607 and $248,672, net of allowances of $20,000 and $20,000, respectively.

CAMINOSOFT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2007 AND 2006

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is calculated using accelerated methods based upon the estimated useful lives of the related assets, primarily three years.

SOFTWARE

Software capitalization is stated at cost. Amortization is computed on the straight-line method based upon the estimated useful life of the asset, primarily seven years. Statement of Financial Accounting Standards No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed”, provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established. The Company capitalized no development costs during the years ended September 30, 2007 and September 30, 2006.

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

CAMINOSOFT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2007 AND 2006

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

Revenue for products licensed to original equipment manufactures (OEM’s), and perpetual licenses for current products in our server based data management suite of products is recognized as products are shipped or electronically delivered, the fees are fixed or determinable, collection of the resulting receivable is probable and no other significant obligations remain undelivered. If annual service is a part of the sale agreement that portion of the revenue is recorded as unearned due to undelivered elements including, annual telephone support and the right to receive unspecified upgrades/updates of our data management products on a when-and-if-available basis. Unspecified upgrades, or patches, are included in our product support fee. The upgrades are delivered only on a when-and-if-available basis and as defined in SOP 97-2, are considered, Postcontract Customer Support (“PCS”). Vendor-specific objective evidence does exist for these services in the aggregate; however, no vendor-specific objective evidence exists for the unspecified upgrades on a stand-alone basis. When-and-if-available deliverables should be considered in determining whether an arrangement includes multiple elements; however, SOP 97-2 states that if sufficient vendor-specific objective evidence does not exist for the allocation of revenue to the various elements of the arrangement, and if the only undelivered element in an arrangement is PCS, the entire fee for the support should be recognized ratably. Because the timing, frequency, and significance of unspecified upgrades/updates can vary considerably, the point at which unspecified upgrades/updates are expected to be delivered should not be used to support income recognition on other than a straight-line basis. As such, the Company recognizes the product support fee consisting of PCS and unspecified upgrades/updates ratably over the service contract period.

CAMINOSOFT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2007 AND 2006

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

RESEARCH AND DEVELOPMENT

Research and development costs, which consist primarily of software development costs, are expensed as incurred and amounted to $361,965 and $484,043 for the years ended September 30, 2007 and 2006, respectively.

ADVERTISING

Advertising costs are charged to expense as incurred and such costs were $4,652 and $3,750 for the years ended September 30, 2007 and 2006, respectively.

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

CAMINOSOFT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2007 AND 2006

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

As the exercise price of stock options and warrants issued to employees was not less than the fair market value of the Company’s common stock on the date of grant, and in accordance with the accounting for such options utilizing the intrinsic value method, there was no related compensation expense recorded in the Company’s prior consolidated financial statements. Prior to January 1, 2006, the fair value of those stock options and warrants issued to officers, directors and employees at not less than fair market value of the Company’s common stock on the date of grant was estimated using the Black-Scholes option-pricing model, and the effect on the Company’s results of operations is showed below as if such stock options and warrants had been accounted for pursuant to SFAS No. 123.

Year Ended
September 30, 2006
Net loss, as reported	$(1,712,253)
Add: Stock-based employee
Compensation expense included in reported net loss	—

Deduct: Total stock-based employee
Compensation expense determined
Under fair value based method for all awards	(8,859)

Net loss, pro forma	$(1,721,112)

Basic and diluted net loss per Common share, as reported	$(.12)

Pro forma	$(.12)

The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2006, expected life of options were between 3 years and 5 years, expected volatility ranged from 81.5% to 102.5%, respectively, risk-free interest rate of 4.32% to 4.88% and a 0% dividend yield. There were no option grants during the current fiscal year.

CAMINOSOFT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2007 AND 2006

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

CONCENTRATIONS

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. The Company may be exposed to risk for the amount of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company had cash balances in excess of the $100,000 guarantee during the year ended September 30, 2007 and 2006.

During the year ended September 30, 2007, the Company had three customers that accounted for 17%, 14% and 11% of the total revenue. During the year ending September 30, 2006, the Company had one major customer, whose revenue volume comprised approximately 11%, of the Company’s total revenue. As of September 30, 2007 and 2006 the Company had $41,292 (20%), $30,512 (14%), and $74,008 (35%) and $75,090(28%), respectively of gross accounts receivable due from its largest customers.

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

At September 30, 2007 and 2006, options, warrants and convertible debentures to purchase 12,745,603 and 12,995,189 shares, respectively, were outstanding, but were not included in the computation of diluted loss per common share as the effect would be antidilutive.

CAMINOSOFT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2007 AND 2006

REPORTING SEGMENT

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (“SFAS No. 131”) requires certain disclosures of operating segments, as defined in SFAS No. 131. Management has determined that the Company has only one operating segment and therefore does not disclose operating segment information.

COMPREHENSIVE INCOME

A statement of comprehensive income is not presented in our financial statements since we do not have any of the items of other comprehensive income in any period presented.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, FIN 48 will be adopted commencing in the first quarter of the Company’s 2008 fiscal year.

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

CAMINOSOFT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2007 AND 2006

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

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30,
	2007	2006

Furniture and fixtures	$13,084	$13,084
Test and training equipment	76,828	76,828

	89,912	89,912

Less accumulated depreciation	(85,185)	(71,608)

	$4,727	$18,304

Depreciation expense was $13,577 and $20,930 for the years ending September 30, 2007 and 2006, respectively.

CAMINOSOFT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2007 AND 2006

NOTE 3 - SOFTWARE

On September 17 1999, the Company acquired the assets (the “Camino Assets”) of Camino Software Systems, Inc. (“Camino”) for 468,000 shares of the Company’s common stock valued at $187,200 and assumed $315,172 of certain Camino liabilities. The Camino Assets consisted of the name, Camino Software Systems, Inc., the data storage management software, certain business contracts and intangible personal property. The Company has allocated the amounts paid and assumed in the amount of $502,372 to the fair value of the software acquired. The software is being amortized on a straight line basis over seven years. Net book value of the original purchased software at September 30, 2007 and 2006 was $0.

During the years ended September 30, 2007 and 2006 there was no development cost capitalized. The net book value for software at September 30, 2007 and 2006 is $65,724 and $112,164, respectively, which includes additional software capitalization prior to fiscal year 2003. The estimated aggregate amortization expense for each of the five succeeding fiscal years is $100,000 per year.

	September 30,
	2007	2006

Software	$827,390	$827,390

Less accumulated amortization	(761,666)	(715,226)

	$65,724	$112,164

Amortization expense was $46,440 and $118,185 for the years ending September 30, 2007 and 2006, respectively.

NOTE 4 - NOTES PAYABLE

The Company has the following notes payable outstanding as of September 30, 2007 to Renaissance Capital Group, Inc. or its affiliate companies. Renaissance Capital Group, Inc., owned approximately 62% and 62% of the Company’s outstanding common stock of September 30, 2007 and 2006.

In December 2002, the Company issued a 6% unsecured convertible debenture for $1,000,000. Interest of 6% per annum will be paid in monthly installments for three years based on the unpaid principal balance. The full $1,000,000 was borrowed during the year ended September 30, 2003 and was outstanding as of September 30, 2007 and 2006. The debenture matured on November 27, 2005, at which time the unpaid principal amount and all accrued and unpaid interest would have become due and payable in full. The debenture is convertible, at the option of the holder, into shares of the Company’s common stock, with a conversion price of $0.62 per share. As part of the funding during the fiscal year ended September 30, 2003, the Company issued 5 year warrants to the lender to purchase 500,000 shares of the Company’s common stock. The warrants were valued at $176,224 and recorded as debt discount, and was amortized over the life of the loan. During the years ended September 30, 2007 and 2006, $0 and $14,685, respectively, of discount was amortized and included in the statement of operations.

CAMINOSOFT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2007 AND 2006

During July 2003, the Company issued another 6% unsecured convertible debenture for up to $750,000. Interest at a rate of 6% per annum is payable in monthly installments for 26 months based on the unpaid principal balance. The debenture matured on November 27, 2005, at which time the unpaid principal amount and all accrued and unpaid interest would have become due and payable in full. The debenture is convertible, at the option of the holder, into shares of the Company’s common stock, with a conversion price of $0.41 per share. At September 30, 2007, the Company had borrowed $750,000, the entire amount available.

Pursuant to a Renewal and Modification agreement dated October 28, 2005, the Company negotiated an extension of the two convertible debentures referenced above with a total principal balance of $1,750,000. The lender agreed to extend the maturity date of the two 6% Convertible Debentures dated November 27, 2002 in the aggregate principal amount of $1,750,000 to May 27, 2007. In consideration of such extension, the Company granted the lender a five-year warrant to purchase 175,000 shares of the Company’s common stock at an exercise price of $1.14 per share (subject to adjustment). The estimated value of the warrant of $166,093 was recorded on the Company’s financial statements as debt discount and was amortized over the term of the extension. During the years ended September 30, 2007 and 2006, $73,817 and $92,274, respectively, of discount was amortized and included in the statement of operations. On May 7, 2007, RENN Capital Group agreed to extend the maturity date of $1,750,000 convertible debenture until November 27, 2007. The Company will continue to pay interest of 6% on the current outstanding principal balance of $1,750,000, monthly during the term of the extension.

During July 2004, the Company received $750,000 from a two year secured loan from Renaissance Capital Group managed funds. Interest is paid at 7% in monthly installments based on the outstanding principal balance. As part of the funding, the Company issued five-year warrants to purchase an aggregate of 1,415,094 shares of common stock at an exercise price of $0.53 per share. The estimated value of the warrants of $311,953 was recorded on the Company’s financial statements as debt discount and was amortized over the life of the loan. During the years ended September 30, 2007 and 2006, $28,359 and $92,168, respectively, of discount was amortized and included in the statement of operations.

During February 2006, the Company issued to the Renaissance Capital Group managed funds an aggregate of 150,000 warrants to purchase the Company’s common stock at $0.86 per share in consideration of an agreement to extend the $750,000 loan payable maturity date for an additional 18 months. The new maturity date for the notes is January 19, 2008. The Company will continue to pay 7% interest on a monthly basis based on the current outstanding principal balance of $750,000. The estimated value of the warrants of $77,663 was recorded on the Company’s financial statements as debt discount and is being amortized over the term of the extension. During the year ended September 30, 2007 and 2006, $42,362 and $21,181 respectively, of discount was amortized and included in the statement of operations.

CAMINOSOFT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2007 AND 2006

On February 7, 2007, the Company received an additional $200,000 from two three month secured convertible notes from two of RENN Capital Groups managed funds. Interest of 8% was paid in monthly installments during the term of the notes. The notes matured on May 7, 2007, at which time all principal and accrued and unpaid interest was be due and payable in full. The notes are convertible at the option of the holder, into shares of the Company’s common stock, with an initial conversion price of $0.30 per share. The funds were used to support the operations of the Company. Each holder of a note may convert in whole or in part the outstanding principal plus accrued but unpaid interest into the Company’s common stock at a conversion price of $0.30 per share. In the event that the Company issues additional common stock, or securities convertible into common stock, at a price lower than the conversion price while these notes are outstanding, the conversion price of these notes will automatically adjust downward to such price at which new common stock has been issued. The conversion price of the note, however, shall never be adjusted to less than $0.01 per share. Pursuant to renewal and modification agreements dated May 7, 2007, the RENN Capital Group agreed to extend the maturity dates of two $100,000 notes payable until November 7, 2007. The Company will continue to pay 8% interest monthly based on the current outstanding principal balance of $200,000.

Subsequent to September 30, 2007, and prior to the date of this filing the Company negotiated to extend the maturity dates of debt due within the next 4 months. Pursuant to renewal and modification agreements the Company extended the total debt with an aggregate principal balance of $2,700,000 to February 27, 2008. In addition to extending the debt the Company also converted from cash payments of interest to interest payments in unregistered common stock beginning November 1, 2007.

Annual principal payments for fiscal year 2008 are as follows:

Year ending September 30,	Principal	Debt Discount	Net
2008	$2,700,000	23,581	$2,676,419

Total	$2,700,000	$23,581	$2,676,419

CAMINOSOFT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2007 AND 2006

NOTE 5 - SHAREHOLDER’S DEFICIENCY

During September 2004, the Company issued 340,136 shares of stock as commitment shares as part of an equity financing. The commitment shares are part of a common stock purchase agreement which will allow the Company to draw up to $6,000,000 through daily sales of the Common Stock. The Company has agreed to register 3,680,272 shares which include the commitment shares to sell during a 30 month period. The fair value of the issued shares was $187,075, based upon the fair value of the common stock at the date of issuance. The fair value of the shares issued in September 2004, and $75,000 of legal and professional fees incurred in fiscal 2005 relating to the registration, were recorded as deferred financing costs on the Company’s financial statements. During the prior fiscal year the deferred financing balance of $262,075 was written off to other expense because the Company determined it was unlikely the equity line would be drawn on and therefore the costs were impaired. At the time of the write off the price for the Company’s common stock was below the minimum price required by the agreement.

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

During June of 2006, the Company issued 10,000 shares of restricted common stock for investor relations services rendered. The fair value of the issued shares was $4,300; this amount was recorded as investor relations expense on the Company’s financial statements.

STOCK OPTIONS AND WARRANTS

The Company has 6,000,000 shares approved for issuance as part of the employee stock option plan of which approximately 2,350,500 shares remain available for option grant under the plan. Upon exercise and payment of a vested option the Company would issue the shares for exercise of the option. Each option grant has an individual letter agreement outlining terms of the plan, option and exercise instructions and option termination conditions. The plan was approved by shareholders and is governed by the board of directors and compensation committee of the Company.

During the year ended September 30, 2007, the Company granted no options or warrants.

CAMINOSOFT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2007 AND 2006

During the year ended September 30, 2006, the Company issued 655,000 options to purchase the Company’s common stock at prices ranging from $0.62 to $1.14 to employees, directors and others under the year 2000 employee stock option plan. The aggregate value of the options vesting from January 1, 2006 to September 30, 2006 and during the year ended September 30, 2007 was $133,575 and $159,818, respectively, and has been reflected as compensation cost. As of September 30, 2006, the aggregate value of unvested options was $258,555, which will be amortized as compensation cost as the options vest. During the year ended September 30, 2006, the Company also granted 325,000 warrants in relation to the extension of debt. (See note 4)

The option summary and changes during the year are presented below:

			Weighted	Weighted Avg
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
	Shares	Price	Value	Terms(months)
Options outstanding
At September 30, 2005	4,603,250	1.06

Options granted	655,000	1.04
Options expired	(354,750)	0.56

Options outstanding
At September 30, 2006	4,903,500	$1.10

Options granted	—	—
Options expired	(1,254,000)	$1.61

Options outstanding
At September 30, 2007	3,649,500	$0.92	$—	27

Options exercisable
At September 30, 2007	3,037,750	$0.94	$—	27

Options exercisable
At September 30, 2006	3,467,000	$1.21

The following table summarizes information about employee’s stock options outstanding at September 30, 2007.

Outstanding				Exercisable
Weighted Average				Weighted Average
Exercise		Life	Exercise		Exercise
Price	Options	(Months)	Price	Options	Price
$0.41	346,750	27	$0.41	328,500	$0.41
0.44	334,250	27	0.44	334,250	0.44
0.55	302,000	27	0.55	301,500	0.55
0.56	54,000	27	0.56	54,000	0.56
0.61	170,000	27	0.61	170,000	0.61
0.62	70,000	31	0.62	70,000	0.62
0.63	1,400,000	27	0.63	1,050,000	0.63
0.87	500	3	0.87	500	0.87
0.90	70,000	27	0.90	70,000	0.90
0.95	159,000	27	0.95	159,000	0.95
1.01	5,000	39	1.01	1,250	1.01
1.14	329,500	27	1.14	90,250	1.14
1.25	25,000	27	1.25	25,000	1.25
1.30	15,000	27	1.30	15,000	1.30
1.55	120,000	27	1.55	120,000	1.55
3.38	2,000	27	3.38	2,000	3.38
3.56	52,000	27	3.56	52,000	3.56
3.87	134,500	27	3.87	134,500	3.87
5.00	60,000	27	5.00	60,000	5. 00

$0.41-$5.00	3,649,500		$0.92	3,037,750	$0.94

CAMINOSOFT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2007 AND 2006

A summary of the status of the Company’s nonvested shares granted under the Company’s stock option plan as of September 30, 2007 and changes during the year then ended is presented below:

		Weighted Average Grant
Nonvested shares	Shares	Date Fair Value
Nonvested at October 1, 2006	1,436,500	$0.62
Granted	—
Vesting	(591,250)
Expired	(233,500)
Nonvested at September 30, 2007	611,750	$0.83

The warrant summary and changes during the year are presented below:

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding
At September 30, 2005	4,678,337	0.80

Warrants granted	325,000	1.01
Warrants expired	—	—

Warrants outstanding
At September 30, 2006	5,003,337	$0.82

Warrants granted	—	—
Warrants expired	20,000	0.51

Warrants outstanding
At September 30, 2007	4,983,337	$0.82

Warrants exercisable
At September 30, 2007	4,983,337	$0.82

CAMINOSOFT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2007 AND 2006

The following table summarizes information about warrants outstanding at September 30, 2007.

Outstanding and Exercisable
Weighted Average
Exercise		Life	Exercise
Price	Warrants	(Months)	Price
0.53	1,415,094	22	0.53
0.74	1,621,623	15	0.74
0.86	150,000	41	0.86
1.11	1,621,620	15	1.11
1.14	175,000	37	1.14

$0.53 - $1.14	4,983,337		$0.82

NOTE 6 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases its facilities under noncancelable operating leases expiring at various dates through 2008. Future minimum rental payments required under noncancelable operating leases through September 30, 2008 are $41,347.

Total rent expense for the years ended September 30, 2007 and 2006 amounted to $125,777 and $129,142, respectively.

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

During the Fiscal year ended September 30, 2004, the Company entered into an at will employment agreement with Michael Skelton (C.E.O. & Director). Mr. Skelton will receive $14,000 per month salary for an indeterminate period of time. The contract may be terminated by the Company or Mr. Skelton at any time. On December 20, 2007, Mr. Skelton resigned as Chief Executive Officer and as a Director of the Company. Mr. Skelton will remain on the payroll and health insurance through March 31, 2008. These benefits are being provided to Mr. Skelton at the discretion of the Board of Directors in lieu of severance pay.

CAMINOSOFT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2007 AND 2006

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

NOTE 7 - INCOME TAXES

The Company’s net deferred tax assets (using a federal corporate income rate of 34%) consist of the following at September 30, 2007 and 2006:

	2007	2006
Benefit of operating loss carryforward	$7,200,000	$7,400,000
Valuation allowance	(7,200,000	(7,400,000))
Net deferred tax asset	$-	$-

The effective tax rate on loss before income taxes differed from the federal statutory tax rate. The following summary reconciles income taxes at the federal statutory tax rate with the actual taxes and the effective tax rate:

	September 30,
	2007	2006
Federal statutory tax rate	(34%)	(34%)
State tax, net of federal benefit	(5%)	(5%)
Permanent differences	(1%)	(1%)
	40%	40%

Change in valuation allowance	40%	40%
Effective tax rate	-%	-%

At September 30, 2007, the Company has available net operating loss carry-forwards of approximately $19,000,000 for federal income tax purposes which expire in varying amounts through 2027. The Company’s ability to utilize NOL carry-forwards may be limited in the event that a change in ownership, as defined in the Internal Revenue Code, has or does occur in the future.

Deferred tax assets, before valuation allowance, as of September 30, 2007 were approximately $7,200,000 and primarily arise from the Company’s net operating loss carry forwards. A valuation allowance of approximately $7,200,000 was provided because management believes that the deferred tax assets are more likely than not to be unrealized.

CAMINOSOFT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2007 AND 2006

Subsequent Events

On December 20 and 21, 2007, Mr. Michael Skelton and Mr. Robert Degan resigned their positions of CEO and Chairman of the Board of Directors respectively. The resignations were to be part of the merger and consolidation with Shea Development Corp. currently in process. Mr. Degan resigned his position as Chairman of the Board at this time for personal reasons. Mr. Skelton resigned his position as Chief Executive Officer and as a Director to begin the new year in pursuit of other endeavors.

On September 6, 2007, the Company entered into an Agreement and Plan of Merger with Shea Development Corp. Upon closing the Merger the shareholders of the Company will retain 4.99% of the fully diluted capital stock after giving effect to shares of the Company’s Common Stock (i) to be issued to the holders of Shea Common Stock; (ii) issuable upon conversion of the Shea Preferred Stock; (iii) issuable upon exercise of the newly issued Shea options and warrants; and (iv) which will be issued or issuable in connection with financing to be undertaken between the signing of the Agreement and Closing with gross proceeds of at least $6,000,000 at a per share price of not less than $0.50. The Company and Shea Development are continuing there preparation of a joint registration and proxy statement as part of the process for the acquisition and merger of the two organizations. It is anticipated that the filing and merger agreement will be concluded during the first half of calendar year 2008.

Subsequent to September 30, 2007, and prior to the date of this filing the Company negotiated to extend the maturity dates of debt due within the next 4 months. Pursuant to renewal and modification agreements the Company extended the total debt with an aggregate principal balance of $2,700,000 to February 27, 2008. In addition to extending the debt the Company also converted from cash payments of interest to interest payments in unregistered common stock beginning November 1, 2007.