Form 10QSB
period 2007-12-31
CAMINOSOFT CORP
filed 2008-02-22
CIK 907686

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
______________

FORM 10-QSB
__________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Number of shares outstanding of each of the issuer’s classes of common stock, as of February 1, 2008: 14,258,756 shares of common stock, no par value.

Transitional Small Business Disclosure Format:

YES ☐  NO ☒

CAMINOSOFT CORP

INDEX

		PAGE

	PART I - FINANCIAL INFORMATION

	Item 1. Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of December 31, 2007 (Unaudited) and September 30, 2007	3

	Condensed Consolidated Statements of Operations for the Three Months Ended December 31, 2007 and 2006 (Unaudited)	4

	Condensed Consolidated Statement of Shareholders’ Deficiency for the Three Months Ended December 31, 2007 (Unaudited)	5

	Condensed Consolidated Statemnets of Cash Flows for the Three Months Ended December 31, 2007 and 2006 (Unaudited)	6

	Notes to the Condensed Consolidated Financial Statements (Unaudited)	7

	Item 2. Management’s Discussion and Analysis and Plan of Operation	14

	Item 3. Controls and Procedures	21

	PART II - OTHER INFORMATION	22

Item 6	Exhibits	22

	Signature	23

	Exhibit 31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART 1
FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

CAMINOSOFT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2007	2007
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$204,139	$72,343

Accounts receivable, net of allowance of $20,000 and $20,000	100,725	190,607

Total Current Assets	304,864	262,950

Property and Equipment, net of accumulated depreciation of $86,610 and $85,185	3,302	4,727

Software, net of accumulated amortization of $773,276 and $761,666	54,114	65,724

Deposits	9,582	9,582

Total Assets	$371,862	$342,983

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable	$287,561	$239,531
Accrued liabilities	40,648	46,326
Deferred revenues	670,401	702,417
Notes payable, net of discount of $5,902 and $23,581	2,794,098	2,676,419

Total Current Liabilities	3,792,708	3,664,693

Deferred revenues, net of current portion	60,936	121,875

Total Liabilities	3,853,644	3,786,568

Shareholders' Deficiency:
Common Stock, no par value; authorized 100,000,000 shares; issued and outstanding 14,258,756 and 14,258,756 shares	18,862,907	18,828,909

Accumulated Deficit	(22,344,689)	(22,272,494)

Total Shareholders' Deficiency	(3,481,782)	(3,443,585)

Total Liabilities and Shareholders' Deficiency	$371,862	$342,983

See accompanying notes to Condensed Consolidated Financial Statements

CAMINOSOFT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	December 31,
	2007	2006

SALES	$474,711	$493,472

COST OF SALES	15,274	19,843

GROSS PROFIT	459,437	473,629

OPERATING EXPENSES
Sales and administrative	389,600	483,416
Depreciation	1,425	4,536
Research and development	79,200	100,720

Total Operating Expenses	470,225	588,672

Loss From Operations	(10,788)	(115,043)

OTHER INCOME (EXPENSE)
Interest expense	(61,411)	(82,089)
Interest income	4	4

Total Other Income (Expense)	(61,407)	(82,085)

Net Loss	($72,195)	($197,128)

Weighted average number of common shares outstanding:
(basic and diluted):	14,258,756	14,258,756

Net loss per common share:
(basic and diluted)	($0.01)	($0.01)

See accompanying notes to Condensed Consolidated Financial Statements

CAMINOSOFT CORP.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY
Three Months Ended December 31, 2007
(UNAUDITED)

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance at October 1, 2007	14,258,756	$18,828,909	($22,272,494)	($3,443,585)

Fair value of options issued to employees and consultants	-	5,002	-	5,002

Fair value of stock issued for payment of interest expense	-	28,996	-	28,996

Net loss for the three months ended December 31, 2007	-	-	(72,195)	(72,195)

Balance at December 31, 2007	14,258,756	$18,862,907	($22,344,689)	($3,481,783)

See accompanying notes to Condensed Consolidated Financial Statements

CAMINOSOFT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	December 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	($72,195)	($197,128)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Fair value of common stock issued for interest expense	28,996	-
Depreciation and amortization	13,035	16,146
Fair value of common stock options issued to employees and consultants	5,002	51,474
Amortization of debt discount	17,679	45,363
Changes in operating assets and liabilities:
Accounts receivable	89,882	(128,805)
Accounts payable and accrued liabilities	42,352	(17,065)
Deferred revenue	(92,955)	(39,955)
Net cash provided by (used in) operating activities	31,796	(269,970)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing on notes payable	100,000	-

Net cash provided by financing activities	100,000	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	131,796	(269,970)

CASH AND CASH EQUIVALENTS, beginning of period	72,343	441,595

CASH AND CASH EQUIVALENTS, end of period	$204,139	$171,625

Cash paid for:
Interest	$0	$36,726
Income taxes	$853	$0

See accompanying notes to Condensed Consolidated Financial Statements

CAMINOSOFT CORP.
Notes to Condensed Consolidated Financial Statements
Three Months Ended December 31, 2007
(Unaudited)

Note 1:	Basis of Presentation

The accompanying condensed consolidated financial statements of CaminoSoft Corp (the “Company”) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s latest Annual Report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of December 31, 2007, and the statements of its operations for the three month periods ended December 31, 2007 and 2006 and statements of cash flows for the three month periods ended December 31, 2007 and 2006 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company had a net loss of $734,851 and utilized cash of $569,252 in operating activities during the year ended September 30, 2007, and had a working capital deficiency of $3,401,743 and shareholders’ deficiency of $3,443,585 at September 30, 2007. During the three months ended December 31, 2007, the Company had a net loss of $72,195 and had a working capital deficit of $3,487,844 and a shareholders’ deficiency of $3,481,782 as of December 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

The Company’s working capital requirements in the foreseeable future will depend on a variety of factors including its ability to implement its sales and marketing plan. The Company plans to continue to focus on the integration of its products and solutions with O.E.M. partner products for sales and distribution. This includes selling products through the distribution channels of the partners. The Company has new arrangements, which it believes will generate higher levels of revenue in fiscal 2008. Management has developed additional contingency plans to ensure expenses can be reduced and brought in line with revenues achieved during 2008, allowing the Company to extend the operating capital. The Company currently expects that new financing will provide sufficient cash to fund its projected operations for the immediately foreseeable future and believes additional financing will be available if and when needed. If the Company is unable to achieve projected operating results and/or obtain such additional financing if and when needed, management will be required to curtail growth plans and scale back development activities. No assurances can be given that the Company will achieve increased revenues. Further, no assurances can be given that the Company’s current financing will be sufficient to support the Company’s planned level of operations. If adequate funds are not available or are not available at acceptable terms, the Company’s ability to finance its expansion, develop or enhance services or products or respond to competitive pressures would be significantly limited.

On September 6, 2007, the Company entered into an Agreement and Plan of Merger with Shea Development Corp. Upon closing the Merger the shareholders of the Company will retain 4.99% of the fully diluted capital stock after giving effect to shares of the Company’s Common Stock (i) to be issued to the holders of Shea Common Stock; (ii) issuable upon conversion of the Shea Preferred Stock; (iii) issuable upon exercise of the newly issued Shea options and warrants; and (iv) which will be issued or issuable in connection with financing to be undertaken between the signing of the Agreement and Closing with gross proceeds of at least $6,000,000 at a per share price of not less than $0.50. It is anticipated that the merger will be concluded during the first half of calendar year 2008. Although no assurance can be given that the merger will in fact be completed, the Company’s continuation as a going concern may depend on the completion of the merger.

Note 2:	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Concentrations

As of December 31, 2007, 26% ($31,113), 21% ($25,342), 18% ($21,691), and 10% ($12,589) of gross accounts receivable were due from four customers, respectively. Two major distributors represent 27% and 10% respectively, of sales during the three months ended December 31, 2006. One major distributor represents 39% of sales during the three months ended December 31, 2007.

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. The Company may be exposed to risk for the amounts of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company had cash balances in excess of the $100,000 guarantee as of and during the three months ended December 31, 2007.

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

At December 31, 2007, options, warrants and convertible debentures to purchase 12,350,353 shares were outstanding, but were not included in the computation of diluted loss per common share as the effect would be antidilutive.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 123R, “Share-Based Payment” (“SFAS 123R”). This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective method. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption and all previously granted awards not yet vested as of the date of adoption.

Adoption of New Accounting Policy

Effective October 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”) -an interpretation of FASB Statement No. 109, Accounting for Income Taxes”. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2007, we do not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examination by tax authorities for years after 2002. During the periods open to examination, the Company has utilized net operating loss and tax credit carry forwards that have attributes from closed periods. Since these NOLs and credit carry forwards were utilized in the open periods, they remain subject to examination.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2007, we have no accrued interest or penalties related to uncertain tax positions.

Recent Accounting Pronouncements

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

In December 2007, the FASB issued FASB Statement No. 141 (R), “Business Combinations” (FAS 141(R)), which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business. Statement 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented.

The Company does not believe that the adoption of the above recent pronouncements will have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

Note 3:	Notes Payable

In December 2002, the Company issued a 6% convertible debenture for $1,000,000. Interest at the rate of 6% per annum will be paid in monthly installments for three years based on the unpaid principal balance. The full $1,000,000 was borrowed during the year ended September 30, 2003 and was outstanding as of December 31, 2007. The debenture matured on November 27, 2005, at which time the unpaid principal amount and all accrued and unpaid interest would have become due and payable in full. The debenture is convertible, at the option of the holder, into shares of the Company’s common stock, with a conversion price of $0.62 per share. As part of the funding during the fiscal year ended September 30, 2003, the Company issued five-year warrants to the lender to purchase 500,000 shares of the Company’s common stock. The warrants were valued at $176,224 and recorded as debt discount, and were amortized over the initial life of the loan.

In July 2003, the Company issued another 6% convertible debenture for up to $750,000. Interest at the rate of 6% per annum is payable in monthly installments for 26 months based on the unpaid principal balance. The debenture matured on November 27, 2005, at which time the unpaid principal amount and all accrued and unpaid interest would have become due and payable in full. The debenture is convertible, at the option of the holder, into shares of the Company’s common stock, with a conversion price of $0.41 per share. At December 31, 2007, the Company had borrowed $750,000, the entire amount available.

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

During July 2004, the Company received $750,000 from a two year secured loan from Renaissance Capital Group managed funds. Interest is paid at 7% in monthly installments based on the outstanding principal balance. As part of the funding, the Company issued five year warrants to purchase an aggregate of 1,415,094 shares of Common Stock at an exercise price of $0.53 per share. The estimated value of the warrant of $311,953 was recorded on the Company’s financial statements as debt discount and is being amortized over the life of the loan. During the three months ended December 31, 2007, $7,090 of discount was amortized and included in the statement of operations.

During February 2006, the Company issued to the Renaissance Capital Group managed funds an aggregate of 150,000 warrants to purchase the Company’s common stock at $0.86 per share in consideration of an agreement to extend the $750,000 loan payable maturity date for an additional 18 months. The new maturity date for the note is January 19, 2008. The Company will continue to pay 7% interest on a monthly basis based on the current outstanding principal balance of $750,000. The estimated value of the warrants of $77,663 was recorded on the Company’s financial statements as debt discount and is being amortized over the term of the extension. During the three months ended December 31, 2007, $10,590 of discount was amortized and included in the statement of operations.

On February 7, 2007, the Company received an aggregate of $200,000 from two three month secured convertible notes from two of RENN Capital Groups managed funds. Interest of 8% will be paid in monthly installments during the term of the notes. The notes were to mature on May 7, 2007, at which time all principal and accrued and unpaid interest was due and payable in full. The notes are convertible at the option of the holder, into shares of the Company’s common stock, with an initial conversion price of $0.30 per share. The funds are being used to support the operations of the Company. Each holder of a note may convert in whole or in part the outstanding principal plus accrued but unpaid interest into the Company’s common stock at a conversion price of $0.30 per share. In the event that the Company issues additional common stock, or securities convertible into common stock, at a price lower than the conversion price while these notes are outstanding, the conversion price of these notes will automatically adjust downward to such price at which the new common stock has been issued. The conversion price of the note, however, shall never be adjusted to less than $0.01 per share. Pursuant to renewal and modification agreements dated May 7, 2007, the RENN Capital Group has agreed to extend the maturity dates of two $100,000 notes payable until November 7, 2007. The Company will continue to pay 8% interest monthly based on the current outstanding principal balance of $200,000.

During the quarter ended December 31, 2007, the Company negotiated to extend the maturity dates of debt due before January 31, 2008. Pursuant to renewal and modification agreements the Company extended the total debt with an aggregate principal balance of $2,700,000 to February 27, 2008. In addition to extending the due date the Company also converted from cash payments of interest to interest payments in unregistered common stock beginning with all interest due and payable during the current quarter. In October 2007, the Company received an additional $100,000 from RENN Capital Group funds via wire transfer to help pay for legal and accounting fees relating to the merger and acquisition in process with Shea Development previously disclosed. Although the funds have no terms or interest due, the Company recorded it as a loan payable and plans to repay or write off the balance due at the time the other debt is paid or otherwise satisfied.

Note 4:	Stock Options and Warrants

The Company has 6,000,000 shares approved for issuance as part of the employee stock option plan of which approximately 2,746,750 shares remain available for option grant under the plan. Upon exercise and payment of a vested option the Company would issue the shares for exercise of the option. Each option grant has an individual letter agreement outlining terms of the plan, option and exercise instructions and option termination conditions. The plan was approved by shareholders and is governed by the board of directors and compensation committee of the Company.

During the three months ended December 31, 2007, no options were issued to employees or non-employees. The aggregate value of the options vesting from October 1, 2007 to December 31, 2007 was $5,002 and has been reflected as compensation cost as part of sales and administrative expenses in the accompanying December 31, 2007 financial statements. As of December 31, 2007, the aggregate value of the unvested options was $92,155, which will be amortized as compensation cost as the options vest.

A summary of changes in outstanding stock options during the three months are presented below.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Terms (Months)

Options outstanding at September 30, 2007	3,649,500	$0.92

Options forfeited	(396,250)	0.66
Options expired	—	—

Options outstanding at December 31, 2007	3,253,250	$0.95	$—	17

Options exercisable at December 31, 2007	3,076,000	$0.95	$—	17

Options exercisable at September 30, 2007	3,407,000	$1.21

The following table summarizes information about employee’s stock options outstanding at December 31, 2007.

Outstanding				Exercisable
			Weighted		Weighted
			Average		Average
Exercise		Life	Exercise		Exercise
Price	Options	(Months)	Price	Options	Price
$0.41	331,000	24	$0.41	313,500	$0.41
0.44	326,750	24	0.44	326,750	0.44
0.55	302,000	24	0.55	301,500	0.55
0.56	54,000	24	0.56	54,000	0.56
0.61	170,000	24	0.61	170,000	0.61
0.62	70,000	28	0.62	70,000	0.62
0.63	1,050,000	3	0.63	1,050,000	0.63
0.87	500	3	0.87	500	0.87
0.90	70,000	24	0.90	70,000	0.90
0.95	157,000	24	0.95	157,000	0.95
1.01	5,000	36	1.01	1,250	1.01
1.14	315,500	24	1.14	160,000	1.14
1.25	25,000	24	1.25	25,000	1.25
1.30	10,000	24	1.30	10,000	1.30
1.55	120,000	24	1.55	120,000	1.55
3.56	52,000	24	3.56	52,000	3.56
3.87	134,500	24	3.87	134,500	3.87
5.00	60,000	24	5.00	60,000	5.00

$0.41-$5.00	3,253,250		$0.95	3,076,000	$0.95

A summary of the status of the Company’s nonvested shares granted under the Company’s stock option plan as of and during the three months ended December 31, 2007 is presented below:

Nonvested shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at October 1, 2007	611,750	$0.53
Granted	—	—
Vested	(77,750)	$0.86
Forfeited	(356,750)	$0.32
Nonvested at December 31, 2007	177,250	$0.79

A summary of changes in outstanding warrants during the three months are presented below:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Months)

Warrants outstanding at September 30, 2007	4,983,337	$0.82

Warrants granted	—	—
Warrants expired	—		—

Warrants outstanding at December 31, 2007	4,983,337	$0.82	$—	15

Warrants exercisable at December 31, 2007	4,983,337	$0.82	$—	15

Warrants exercisable at September 30, 2007	4,983,337	$0.82

The following table summarizes information about warrants outstanding at December 31, 2007.

Outstanding				Exercisable
			Weighted		Weighted
			Average		Average
Exercise		Life	Exercise		Exercise
Price	Warrants	(Months)	Price	Warrants	Price
$0.53	1,415,094	19	0.53	1,415,094	$0.53
0.74	1,621,623	12	0.74	1,621,623	0.74
0.86	150,000	38	0.86	150,000	0.86
1.11	1,621,620	12	1.11	1,621,620	1.11
1.14	175,000	34	1.14	175,000	1.14
$0.53-$1.14	4,983,337		$0.82	4,983,337	$0.82

Item 2.	Management’s Discussion and Analysis and Plan of Operation.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this section. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007, the Quarterly Reports on Form 10-QSB filed by the Company and any Current Reports on Form 8-K by the Company.

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

On September 6, 2007, the Company entered into an Agreement and Plan of Merger with Shea Development Corp. Upon closing the Merger the shareholders of the Company will retain 4.99% of the fully diluted capital stock after giving effect to shares of the Company’s Common Stock (i) to be issued to the holders of Shea Common Stock; (ii) issuable upon conversion of the Shea Preferred Stock; (iii) issuable upon exercise of the newly issued Shea options and warrants; and (iv) which will be issued or issuable in connection with financing to be undertaken between the signing of the Agreement and Closing with gross proceeds of at least $6,000,000 at a per share price of not less than $0.50. It is anticipated that the merger will be concluded during the first half of calendar year 2008. No assurance can be given that the merger will in fact be completed. The Company’s continuation as a going concern may depend on the completion of the merger.

Three-Month Periods Ended December 31, 2007 and December 31, 2006

Sales during the current quarter decreased by approximately $18,760 or 4%, as compared to the quarter ended December 31, 2006 resulting from consistent sales during the quarter and continued effort to capitalize on the sales activities with product and distribution partners. The Company is continuing its focus on distribution partners and integrated sales which have created a pipeline of larger enterprise deals which have longer sales cycles. Our sales team believes as we continue the transition to supporting more enterprise size deals with our partners, our ability to close and reference these deals will improve. Many of these sales include multiple partners and products which can create additional testing and integration also creating a greater dependency on others to close deals. Deferred revenue for sales of annual service contracts decreased as compared to the balance at September 30, 2007 by approximately $93,000, due to recognition of royalties by CA for OEM licensed products and completion of several product implementations allowing recognition of approximately $30,000 in deferred revenue for the current three month period. The deferred revenue balance is approximately $731,000 as of December 31, 2007. Approximately $670,000 of the deferred revenue will be recognized as revenue during the next twelve month period. The remaining balance of approximately $61,000 in long term deferred revenue was generated from prepaid royalties and will be taken into revenue ratably over the next three months. The transition into partner driven large deals has slowed the sales closing process more than anticipated. The Company currently has a significant pipeline of large sales prospects that have been delayed for a variety of reasons. The Company is gaining a better understanding of how large sales with multiple products involved are processed and closed. In addition, the run rate for sales of the high availability products for Novell NetWare continue to decline as compared to prior periods.

The Company’s HSM products represented approximately 87%, or $412,000, of the new product and support sales revenue for the current 3 month period with the high availability products representing approximately 11%, or $52,000, of the current quarter’s revenue. Approximately 82% of the revenue from the high availability products resulted from renewal and recognition of annual service contract revenue during the quarter. Revenue recognized from annual service contracts in total represented approximately $160,000, or 34%, of the total revenue for the current quarter. The service revenue is taken ratably over the term of the service contracts. During the current quarter, the Company continued to concentrate on selling and developing the sales infrastructure to support the sales forces of O.E.M. partners and integrators who distribute the Company’s solutions. The Company also continued development of new editions of the HSM software for compatibility with additional storage and archiving platforms. These products will be released for general distribution periodically during the remainder of the fiscal year.

Cost of sales for the current quarter decreased as compared to the quarter ended December 31, 2006 by approximately $4,600, or 23%. Approximately $11,600 of the cost of sales for the current quarter is from amortization of capitalized software development and remains consistent. Cost of sales includes third party software and hardware expense for sales of integrated systems including the Company’s software solutions pre-loaded on storage hardware. There were no sales of hardware and no related hardware cost of sales expense during the current quarter. The amortization of capitalized software has stabilized with no additional software capitalization during the prior twelve months. Software development amortization represented 76% of the total cost of sales for the current quarter. Commission and other direct selling expenses made up the remaining 24% of cost of sales for the current quarter. Gross profit decreased in the current quarter as compared to December 31, 2006 by approximately $14,000, or 3%, due to the slight decrease in sales for the current quarter as compared to the quarter ended December 31, 2006.

Selling and administrative expenses decreased as compared to the quarter ended December 31, 2006 by approximately $94,000, or 19%. The reduction is a result of the Company’s continuing effort to reduce non essential expense and minimize any required expense. All expenses not included in cost of sales, research and development, depreciation or interest expense are included in the selling and administrative category. The largest component of selling and administrative expenses are the employee wages and payroll taxes, which constituted approximately $210,000, or 54%, of the total selling and administrative expense for the current quarter. The Company anticipates selling and administrative expenses will remain consistent for the remainder of the current fiscal year.

Depreciation and amortization decreased approximately $3,000, or 69%, as compared to the quarter ended December 31, 2006 due to certain office, test equipment, furniture and fixture items fully depreciated at the beginning of the current fiscal quarter.

Research and development expense for the current quarter of $79,200 decreased as compared to the quarter ended December 31, 2006 by approximately $21,500, or 21%. Research and development expense will fluctuate up or down depending on the status and completion of projects. During the current quarter, no development expense was capitalized under SFAS 86 for software development.

The Company had a loss from operations for the current three-month period of approximately $10,800 as compared to a loss from operations of approximately $115,000 for the three months ended December 31, 2006. The approximate 90% decrease in loss from operations is a direct result of reductions in selling and administrative and research and development expenses with only a very small reduction in sales during the current quarter.

During the current quarter, the Company had net interest expense of approximately $61,000 as compared to approximately $82,000 in net interest expense during the prior year’s quarter. The decrease of approximately $21,000, or 25%, in interest expense is a result of reduction in monthly non cash interest charges based on current loan payable balances and warrant expenses relating to an extension of the convertible debenture and loan payable maturity dates. Currently the Company has a principal balance of $1,750,000 on a convertible debenture from RENN Capital Group, with 6% interest paid monthly. Included in current interest expense is the amortization of debt discount for warrants granted as part of the convertible debenture referenced above. The Company also has a principal balance of $750,000, in connection with a two year 7% loan from RENN Capital Group. During the prior fiscal year, the Company issued an aggregate of 150,000 warrants to purchase the Company’s common stock as part of an agreement to extend the maturity date of the loan payable to February 2008. The Company also has a principal balance of $300,000 for a short term loan from RENN Capital Group with interest of 8% on $200,000 of the principal balance being paid in monthly installments. No cash interest was paid during the current quarter and all future interest payments relating to the debt principal on the balance sheet will be paid in unregistered common stock. The Company negotiated this change in interest payment during the recent extensions of the loan principal maturity dates.

LIQUIDITY AND CAPITAL RESOURCES

The cash balance as of December 31, 2007 of approximately $204,000 showed an increase of approximately $131,800, or 182%, as compared to the cash balance at year end September 30, 2007. The increase in cash was largely due to a $100,000 non interest bearing loan from RENN Capital Group in October 2007. Receivables balances have decreased by approximately $90,000 as compared to the receivables balance at September 30, 2007.

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

Pursuant to a Renewal and Modification Agreement dated October 28, 2005, the lender agreed to extend the maturity date of the two 6% Convertible Debentures dated November 27, 2002 in the aggregate principal amount of $1,750,000 to May 27, 2007. In consideration of such extension, the Company agreed to grant to the lender a five-year warrant to purchase 175,000 shares of Company Common Stock at an exercise price of $1.14 per share (subject to adjustment). The estimated value of the warrant ($166,093) was recorded on the Company financial statements as debt discount and was amortized over the term of the extension.

On February 7, 2007, the Company received an aggregate of $200,000 from two three month secured convertible notes from two of RENN Capital Groups managed funds. Interest of 8% will be paid in monthly installments during the term of the notes. The notes matured on May 7, 2007, at which time all principal and accrued and unpaid interest would have been due and payable in full. The notes are convertible at the option of the holder, into shares of the Company’s common stock, with an initial conversion price of $0.30 per share. The funds are being used to support the operations of the Company. Each holder of a note may convert in whole or in part the outstanding principal plus accrued but unpaid interest into the Company’s common stock at a conversion price of $0.30 per share. In the event that the Company issues additional common stock, or securities convertible into common stock, at a price lower than the conversion price while these notes are outstanding, the conversion price of these notes will automatically adjust downward to such price at which the new common stock has been issued. The conversion price of the note, however, shall never be adjusted to less than $0.01 per share.

During the quarter ended December 31, 2007, the Company negotiated to extend the maturity dates of debt due before January 31, 2008. Pursuant to renewal and modification agreements the Company extended the total debt with an aggregate principal balance of $2,700,000 to February 27, 2008. In addition to extending the due date the Company also converted from cash payments of interest to interest payments in unregistered common stock beginning with all interest due and payable during the current quarter. In October 2007, the Company received an additional $100,000 from RENN Capital Group funds via wire transfer to help pay for legal and accounting fees relating to the merger and acquisition in process with Shea Development previously disclosed. Although the funds have no terms or interest due, the Company recorded it as a loan payable and plans to repay or write off the balance due at the time the other debt is paid or otherwise satisfied.

If the Company’s revenue projections for 2008 are not met, the operating plan calls for an expense freeze and or reduction in all non-technical and sales related functions. The Company will require additional financing in order to expand its business and continue operations. Our working capital requirements in the foreseeable future will depend on a variety of factors including our ability to implement our sales and marketing plan. There can be no assurance that we will be able to successfully negotiate or obtain additional financing or the terms thereof. Our ability to obtain additional capital will be dependent on the implementation of our business plan, market conditions, the national economy and other factors outside our control. If adequate funds are not available or are not available at acceptable terms, our ability to finance our expansion, develop or enhance services or products or respond to competitive pressures would be significantly limited. The failure to secure necessary financing will have a material adverse effect on our business, prospects, financial condition and results of operations. If the Company is unable to complete the merger with Shea Development Corp, the Company may be required to liquidate its business and cease operations.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company had a net loss of $734,851 and utilized cash of $569,252 in operating activities during the year ended September 30, 2007, and had a working capital deficiency of $3,401,743 and shareholders’ deficiency of $3,443,585 at September 30, 2007. During the three months ended December 31, 2007, the Company had a net loss of $72,195 and had a working capital deficit of $3,487,844 and a shareholders’ deficiency of $3,481,782 as of December 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

The Company’s working capital requirements in the foreseeable future will depend on a variety of factors including its ability to implement its sales and marketing plan. The Company plans to continue to focus on the integration of its products and solutions with O.E.M. partner products for sales and distribution. This includes selling products through the distribution channels of the partners. The Company has new arrangements, which it believes will generate higher levels of revenue in fiscal 2008. Management has developed additional contingency plans to ensure expenses can be reduced and brought in line with revenues achieved during 2008, allowing the Company to extend the operating capital. The Company currently expects that new financing will provide sufficient cash to fund its projected operations for the immediately foreseeable future and believes additional financing will be available if and when needed. If the Company is unable to achieve projected operating results and/or obtain such additional financing if and when needed, management will be required to curtail growth plans and scale back development activities. No assurances can be given that the Company will achieve increased revenues. Further, no assurances can be given that the Company’s current financing will be sufficient to support the Company’s planned level of operations. If adequate funds are not available or are not available at acceptable terms, the Company’s ability to finance its expansion, develop or enhance services or products or respond to competitive pressures would be significantly limited.

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

•
Research and development costs, which consist primarily of software development costs, are expensed as incurred. Statement of Financial Accounting Standards No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS 86”), provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established. As of December 31, 2007, the Company has capitalized approximately $325,000 of such software development costs. The Company expects to continue research and development projects into the future along with additional capitalized development as projects reach proof of concept stages of development. The current net balance of capitalized software is approximately $54,114. In the current fiscal period the Company has not capitalized any new software development. Software capitalization is stated at cost. Amortization is computed on the straight-line and accelerated methods based upon the estimated useful life of the asset, primarily seven years. During the current quarter the Company had approximately $79,000 in R & D expense compared to approximately $101,000 in the prior year three month period. The Company will continue the R & D program into the future as new products are developed and integrated into our data management suite of solutions.

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

Adoption of New Accounting Policy

Effective October 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”) -an interpretation of FASB Statement No. 109, Accounting for Income Taxes”. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2007, we do not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examination by tax authorities for years after 2002. During the periods open to examination, the Company has utilized net operating loss and tax credit carry forwards that have attributes from closed periods. Since these NOLs and credit carry forwards were utilized in the open periods, they remain subject to examination.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2007, we have no accrued interest or penalties related to uncertain tax positions.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2007, the FASB issued FASB Statement No. 141 (R), “Business Combinations” (FAS 141(R)), which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business. Statement 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is in the process of determining the effect, if any, that the adoption of FAS 141 (R) will have on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented. The Company does not anticipate that the initial application of SFAS No. 160 will have an impact on the Company.

RISK FACTORS

We have yet to establish any history of profitable operations.

We have yet to establish any history of profitable operations. During the three months ended December 31, 2007 we incurred an operating loss of approximately $11,000. As a result, at December 31, 2007, we had an accumulated deficit of $22,344,689. Our revenues have not been sufficient to sustain our operations. Our profitability will require the successful commercialization of products, solutions and services. No assurances can be given as to if or when this will occur or that we will ever be profitable.

If we are unable to complete the Shea merger.

If we do not complete the merger with Shea Development Corp, we will require additional financing in order to expand our business and continue operations. At the present time, we do not anticipate such funds will be available in which case we may be forced to liquidate our business.

Item 3.	Controls and Procedures

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

(b)	Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

CAMINOSOFT CORP

Date: February 12, 2008	By:	/s/ Stephen Crosson
Stephen Crosson, Chief Executive Officer and Chief Financial Officer