Form 10QSB
period 2008-06-30
CAMINOSOFT CORP
filed 2008-08-14
CIK 907686

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Number of shares outstanding of each of the issuer’s classes of common stock, as of August 1, 2008: 16,163,950 shares of common stock, no par value.

Transitional Small Business Disclosure Format:

YES ☐ NO ☒

CAMINOSOFT CORP

Item 6	Exhibits

Signature

Exhibit 31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART 1
FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

CAMINOSOFT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2008	2007
ASSETS	(Unaudited)

Current Assets:
Cash and cash equivalents	$130,193	$72,343

Accounts receivable, net of allowance of $20,000 and $20,000	214,986	190,607

Total Current Assets	345,179	262,950

Property and Equipment, net of accumulated depreciation of
$88,820 and $85,185	1,092	4,727

Software, net of accumulated amortization of
$796,496 and $761,666	30,894	65,724

Deposits	1,105	9,582

Total Assets	$378,270	$342,983

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable	$212,236	$239,531
Accrued liabilities	132,041	46,326
Deferred revenues	597,420	702,417
Notes payable, net of discount of $0 and $23,581	2,850,000	2,676,419

Total Current Liabilities	3,791,697	3,664,693

Deferred revenues, net of current portion	—	121,875

Total Liabilities	3,791,697	3,786,568

Shareholders' Deficiency:
Common stock, no par value; authorized 100,000,000 shares;
issued and outstanding 16,163,950 and 14,258,756 shares	18,989,945	18,828,909

Accumulated Deficit	(22,403,372)	(22,272,494)

Total Shareholders' Deficiency	(3,413,427)	(3,443,585)

Total Liabilities and Shareholders' Deficiency	$378,270	$342,983

See accompanying notes to Condensed Consolidated Financial Statements

CAMINOSOFT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30,
	2008	2007
SALES	$432,236	$694,561

COST OF SALES	11,598	95,335

GROSS PROFIT	420,638	599,226

OPERATING EXPENSES
Sales and administrative	253,344	481,897
Depreciation	785	3,571
Research and development	51,000	101,250

Total Operating Expenses	305,129	586,718

Income from Operations	115,509	12,508

OTHER INCOME (EXPENSE)
Interest expense	(44,692)	(79,384)
Interest income	3	4

Total Other Income (Expense)	(44,689)	(79,380)

Net Income (loss)	$70,820	($66,872)

Weighted average number of common shares outstanding:
(basic and diluted):	15,547,426	14,258,756

Net Income (loss) per common share:
(basic and diluted)	—	—

See accompanying notes to Condensed Consolidated Financial Statements

CAMINOSOFT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended
	June 30,
	2008	2007
SALES	$1,208,029	$1,734,045

COST OF SALES	38,481	156,664

GROSS PROFIT	1,169,548	1,577,381

OPERATING EXPENSES
Sales and administrative	947,039	1,441,244
Depreciation	3,635	11,971
Research and development	194,500	282,765

Total Operating Expenses	1,145,174	1,735,980

Income (loss) From Operations	24,374	(158,599)

OTHER INCOME (EXPENSE)
Interest expense	(155,262)	(250,968)
Interest income	10	13

Total Other Income (Expense)	(155,252)	(250,955)

Net Loss	($130,878)	($409,554)

Weighted average number of common shares outstanding:
(basic and diluted):	14,879,458	14,258,756

Net loss per common share:
(basic and diluted)	($0.01)	($0.03)

See accompanying notes to Condensed Consolidated Financial Statements

CAMINOSOFT CORP.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY
Nine Months Ended June 30, 2008
(UNAUDITED)

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balance at October 1, 2007	14,258,756	$18,828,909	($22,272,494)	($3,443,585)

Fair value of options issued to employees and consultants	—	13,562	—	13,562

Fair value of stock issued for payment of interest expense	1,905,194	147,474	—	147,474

Net loss for the nine months ended June 30, 2008	—	—	(130,878)	(130,878)

Balance at June 30, 2008	16,163,950	$18,989,945	($22,403,372)	($3,413,427)

See accompanying notes to Condensed Consolidated Financial Statements

CAMINOSOFT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	($130,878)	($409,554)
Adjustments to reconcile net loss to net cash
used in operating activities:
Fair value of common stock issued for payment of interest expense	147,474	—
Depreciation and amortization	38,465	46,801
Fair value of common stock options issued to employees
and consultants	13,562	133,388
Amortization of debt discount	23,581	126,854
Changes in operating assets and liabilities:
Accounts receivable	(24,379)	(204,298)
Accounts payable and accrued liabilities	58,420	(15,302)
Deposits and other	8,477	-
Deferred revenue	(226,872)	(188,212)
Net cash used in operating activities	(92,150)	(510,323)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing on notes payable	150,000	200,000

Net cash provided by financing activities	150,000	200,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	57,850	(310,323)

CASH AND CASH EQUIVALENTS, beginning of period	72,343	441,595

CASH AND CASH EQUIVALENTS, end of period	$130,193	$131,272

Cash paid for:
Interest	$0	$124,114
Income taxes	$853	$1,600

See accompanying notes to Condensed Consolidated Financial Statements

CAMINOSOFT CORP.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended June 30, 2008
(Unaudited)

Note 1: Basis of Presentation

The accompanying condensed consolidated financial statements of CaminoSoft Corp (the “Company”) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s latest Annual Report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of June 30, 2008, and the statements of its operations for the three month and nine month periods ended June 30, 2008 and 2007 and statements of cash flows for the nine month periods ended June 30, 2008 and 2007 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company had a net loss of $734,851 and utilized cash of $569,252 in operating activities during the year ended September 30, 2007, and had a working capital deficiency of $3,401,743 and shareholders’ deficiency of $3,443,585 at September 30, 2007. During the nine months ended June 30, 2008, the Company had a net loss of $130,878 and had a working capital deficit of $3,446,518 and a shareholders’ deficiency of $3,413,427 as of June 30, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

The Company’s working capital requirements in the foreseeable future will depend on a variety of factors including its ability to implement its sales and marketing plan. The Company plans to continue to focus on the integration of its products and solutions with O.E.M. partner products for sales and distribution. This includes selling products through the distribution channels of the partners. The Company has new arrangements, which it believes will generate higher levels of revenue in fiscal 2008. Management has developed additional contingency plans to ensure expenses can be reduced and brought in line with revenues achieved during 2008, allowing the Company to extend the operating capital. During the current three month period the Company posted a net profit of approximately $71,000. The expense control and the sales and marketing channel distribution plan are having a positive effect on the current fiscal year results. If the Company is unable to achieve projected operating results and/or obtain such additional financing if and when needed, management will be required to curtail growth plans and scale back development activities. No assurances can be given that the Company will achieve increased revenues. The Company is negotiating to extend, refinance or convert $2,850,000 of debt which matured during the current quarter. Until the new agreements are final the Company will continue to pay interest on the debt in unregistered common stock or cash at the Company’s discretion. Further, no assurances can be given that the Company’s current financing will be sufficient to support the Company’s planned level of operations. If adequate funds are not available or are not available at acceptable terms, the Company’s ability to finance its expansion, develop or enhance services or products or respond to competitive pressures would be significantly limited.

On September 6, 2007, the Company entered into an Agreement and Plan of Merger with Shea Development Corp. One June 24, 2008, the Company formally terminated the Agreement and Plan of Merger with Shea Development Corp. The Company’s management is focused on bringing in new opportunities for the future of the business during the second half of the calendar year. The current plan implemented during the past six months has yielded a profitable quarter for the three months ended June 30, 2008.

Note 2: Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Concentrations

As of June 30, 2008, 47% ($109,352), and 13% ($31,107) of gross accounts receivable were due from two customers, respectively. Three major distributors represented 15%, 13%, and 12% of sales during the nine months ended June 30, 2007. Two major distributors represented 18% and 16% of sales during the nine months ended June 30, 2008. Two major distributors represented 27% and 12% of sales during the three month period ended June 30, 2008. Two major distributors represented 31% and 13% of sales during the three months ended June 30, 2007.

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. The Company may be exposed to risk for the amounts of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. The Company had cash balances in excess of the $100,000 guarantee as of and during the nine months ended June 30, 2008.

Earnings (loss) per Common Share

Statement of Financial Accounting Standards No. 128, “Earnings per Share”, requires presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic earnings (loss) per share is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding during the period.

Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. Additionally, diluted earnings per share assume that any dilutive convertible debentures outstanding at the beginning of each period were converted at those dates, with related interest and outstanding common shares adjusted accordingly.

Warrants to purchase approximately 4,983,337 shares of common stock at various prices exceeding $0.07 per share were outstanding during the three months ended June 30, 2008 but were not included in the computation of diluted earnings per share for those periods because the respective warrant exercise prices were greater than the average market price of the common shares during those periods, and their effect would be anti-dilutive. Options to purchase approximately 1,858,500 shares of common stock at various prices exceeding $0.07 per share were outstanding during the three months ended June 30, 2008 but were not included in the computation of diluted earnings per share for this period because the respective option exercise prices were greater than the average market price of the common shares during this period, and their effect would be anti-dilutive. The convertible debentures to purchase approximately 4,112,766 shares of common stock were not included in the computation of diluted earnings per share because the effect of conversion would be anti-dilutive.

Options, warrants, and convertible debentures to purchase approximately 13,789,603 shares of common stock at various prices were outstanding during the three and nine months ended June 30, 2007 but were not included in the computation of diluted earnings per share for those periods because the Company incurred a loss for those periods, and their effect would be anti-dilutive.

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company uses the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No 96-18: “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF No. 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

Adoption of New Accounting Policy

Effective October 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”) -an interpretation of FASB Statement No. 109, Accounting for Income Taxes”. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of June 30, 2008, we do not have a liability for unrecognized tax benefits.

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

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2008, we have no accrued interest or penalties related to uncertain tax positions.

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

Note 3: Notes Payable

In December 2002, the Company issued a 6% convertible debenture for $1,000,000. Interest at the rate of 6% per annum will be paid in monthly installments for three years based on the unpaid principal balance. The full $1,000,000 was borrowed during the year ended September 30, 2003 and was outstanding as of June 30, 2008. The debenture matured on November 27, 2005, at which time the unpaid principal amount and all accrued and unpaid interest would have become due and payable in full. The debenture is convertible, at the option of the holder, into shares of the Company’s common stock, with a conversion price of $0.62 per share. As part of the funding during the fiscal year ended September 30, 2003, the Company issued five-year warrants to the lender to purchase 500,000 shares of the Company’s common stock. The warrants were valued at $176,224 and recorded as debt discount, and were amortized over the initial life of the loan.

In July 2003, the Company issued another 6% convertible debenture for up to $750,000. Interest at the rate of 6% per annum is payable in monthly installments for 26 months based on the unpaid principal balance. The debenture matured on November 27, 2005, at which time the unpaid principal amount and all accrued and unpaid interest would have become due and payable in full. The debenture is convertible, at the option of the holder, into shares of the Company’s common stock, with a conversion price of $0.41 per share. At June 30, 2008, the Company had borrowed $750,000, the entire amount available.

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

During July 2004, the Company received $750,000 from a two year secured loan from Renaissance Capital Group managed funds. Interest is paid at 7% in monthly installments based on the outstanding principal balance. As part of the funding, the Company issued five year warrants to purchase an aggregate of 1,415,094 shares of Common Stock at an exercise price of $0.53 per share. The estimated value of the warrant of $311,953 was recorded on the Company’s financial statements as debt discount and was amortized over the life of the loan. During the nine months ended June 30, 2008, $9,453 of discount was amortized and included in the statement of operations.

During February 2006, the Company issued to the Renaissance Capital Group managed funds an aggregate of 150,000 warrants to purchase the Company’s common stock at $0.86 per share in consideration of an agreement to extend the $750,000 loan payable maturity date for an additional 18 months. The new maturity date for the note was January 19, 2008. The Company will continue to pay 7% interest on a monthly basis based on the current outstanding principal balance of $750,000. The estimated value of the warrants of $77,663 was recorded on the Company’s financial statements as debt discount and is being amortized over the term of the extension. During the nine months ended June 30, 2008, $14,121 of discount was amortized and included in the statement of operations.

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

During the quarter ended December 31, 2007, the Company negotiated to extend the maturity dates of debt due before January 31, 2008. Pursuant to renewal and modification agreements the Company extended the total debt with an aggregate principal balance of $2,700,000 to February 27, 2008. In addition to extending the due date the Company also converted from cash payments of interest to interest payments in unregistered common stock beginning with all interest due and payable during the current quarter. In October 2007, the Company received an additional $100,000 from RENN Capital Group funds via wire transfer to help pay for legal and accounting fees relating to the merger and acquisition previously in process with Shea Development previously disclosed. Although the funds have no terms or interest due, the Company recorded it as a loan payable and plans to repay or write off the balance due at the time the other debt is paid or otherwise satisfied.

During the quarter ended March 31, 2008, the Company negotiated to extend the maturity dates of the entire $2,800,000 of debt that was due January 31, 2008. Pursuant to renewal and modification agreements the Company extended the total debt with an aggregate principal balance of $2,800,000 to May 30, 2008. Currently the Company is negotiating to extend, refinance or convert the debt that matured on May 30, 2008. The Company will continue interest payments in the form of unregistered common stock calculated monthly during the negotiation to extend the maturity date and until the notes mature. In February 2008, the Company received an additional $50,000 from RENN Capital Group funds to pay for legal and accounting fees and support operations. The note was recorded as a loan payable on the Company’s financial reports. Interest of 8% will be paid in monthly installments beginning March 1, 2008 until the principal balance is paid in full. Interest can be paid in cash or in unregistered common stock at the Company’s discretion.

Pursuant to the Renewal and Modification Agreements dated as of November 12, 2007, all interest payments commencing on November 1, 2007 are due and payable in restricted shares of Company common stock or cash at the Company’s discretion. The number of shares to be issued shall be equal to the amount of interest payment due divided by the average of the last sales prices (or closing bid prices) for the five trading days immediately preceding the payment date. As such, during the nine month period ending June 30, 2008, interest expense of $147,474 accruing to the note holders was converted into 1,905,194 shares of common stock.

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

During the nine months ended June 30, 2008, no options were issued to employees or non-employees. The aggregate value of the options vesting from October 1, 2007 to June 30, 2008 was $13,562 and has been reflected as compensation cost as part of sales and administrative expenses in the accompanying June 30, 2008 financial statements. As of June 30, 2008, the aggregate value of the unvested options was $88,331, which will be amortized as compensation cost as the options vest.

A summary of changes in outstanding stock options during the nine months are presented below.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Terms (Months)
Options outstanding
At September 30, 2007	3,649,500	$0.92

Options forfeited	(1,791,000)	0.63
Options expired	—	—

Options outstanding
At June 30, 2008	1,858,500	$1.20	$—	18

Options exercisable
At June 30, 2008	1,700,000	$1.21	$—	18

Options exercisable
At September 30, 2007	3,037,750	$0.94

The following table summarizes information about employee’s stock options outstanding at June 30, 2008.

Outstanding				Exercisable
Exercise Price	Options	Life (Months)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$0.41	240,000	18	$0.41	240,000	$0.41
0.44	233,000	18	0.44	233,000	0.44
0.55	302,000	18	0.55	301,500	0.55
0.56	54,000	18	0.56	54,000	0.56
0.61	135,000	18	0.61	135,000	0.61
0.62	35,000	22	0.62	35,000	0.62
0.90	35,000	18	0.90	35,000	0.90
0.95	107,000	18	0.95	107,000	0.95
1.01	5,000	30	1.01	2,500	1.01
1.14	311,000	18	1.14	155,500	1.14
1.25	25,000	18	1.25	25,000	1.25
1.30	10,000	18	1.30	10,000	1.30
1.55	120,000	18	1.55	120,000	1.55
3.56	52,000	18	3.56	52,000	3.56
3.87	134,500	18	3.87	134,500	3.87
5.00	60,000	18	5.00	60,000	5.00
$0.41-$5.00	1,858,500		$1.20	1,700,000	$1.21

A summary of the status of the Company’s nonvested shares granted under the Company’s stock option plan as of and during the nine months ended June 30, 2008 is presented below:

Nonvested shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at October 1, 2007	611,750	$0.53
Granted	—	—
Vested	(96,500)	$0.74
Forfeited	(356,750)	$0.32
Nonvested at June 30, 2008	158,500	$0.86

A summary of changes in outstanding warrants during the nine months are presented below:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (Months)
Warrants outstanding at September 30, 2007	4,983,337	$0.82

Warrants granted	—	—
Warrants expired	—	—

Warrants outstanding at June 30, 2008	4,983,337	$0.82	$—	9

Warrants exercisable at June 30, 2008	4,983,337	$0.82	$—	9

Warrants exercisable at September 30, 2007	4,983,337	$0.82

The following table summarizes information about warrants outstanding at June 30, 2008.

Outstanding				Exercisable
Exercise Price	Warrants	Life (Months)	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
$0.53	1,415,094	13	0.53	1,415,094	$0.53
0.74	1,621,623	6	0.74	1,621,623	0.74
0.86	150,000	32	0.86	150,000	0.86
1.11	1,621,620	6	1.11	1,621,620	1.11
1.14	175,000	28	1.14	175,000	1.14
$0.53-$1.14	4,983,337		$0.82	4,983,337	$0.82

Item 2.	Management’s Discussion and Analysis and Plan of Operation.

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

On September 6, 2007, the Company entered into an Agreement and Plan of Merger with Shea Development Corp. On June 20, 2008, the Company notified Shea Development Corp. by written notice that it elected to terminate the agreement effective immediately. The Company’s management continues to work with its partners and distributors and financial advisors on opportunities for sale, merger or refinancing of the business.

Three-Month Periods Ended June 30, 2008 and June 30, 2007

Sales during the current quarter decreased by approximately $262,000 or 38%, as compared to the quarter ended June 30, 2007 resulting from two large enterprise sales totaling approximately $263,000 during the quarter ended June 30, 2007, which did not occur during the quarter ended June 30, 2008. The Company’s sales focus during the quarter continued the effort to capitalize on the sales activities with product and distribution partners. Deferred revenue for sales of annual service contracts decreased as compared to the balance at September 30, 2007 by approximately $227,000, due to recognition of royalties by CA for OEM licensed products and completion of several product implementations allowing recognition of approximately $61,000 in deferred revenue for the current three month period. The deferred revenue balance is approximately $597,000 as of June 30, 2008. The Company currently has a significant pipeline of large sales prospects that will be in different phases of the sales and evaluation process during the second half of the calendar year The Company is gaining a better understanding of how large sales with multiple products involved are processed and closed. In addition, the sales run rate for sales of the high availability products for Novell NetWare continue to decline as compared to prior periods.

The Company’s HSM products represented approximately 81%, or $349,000, of the new product and annual support revenue for the current 3 month period with the high availability products representing approximately 14%, or $59,000, of the current quarter’s revenue. Approximately 59% of the revenue from the high availability products resulted from renewal and recognition of annual service contract revenue during the quarter. The service revenue is taken ratably over the term of the service contracts. During the current quarter, the Company continued to concentrate on selling and developing the sales infrastructure to support the sales forces of O.E.M. partners and integrators who distribute the Company’s solutions. The Company also continued development of new editions of the HSM software for compatibility with additional storage and archiving platforms. These products will be released for general distribution periodically during the remainder of the fiscal year.

Cost of sales for the current quarter decreased as compared to the quarter ended June 30, 2007 by approximately $83,700, or 88%. All of the approximately $11,600 of the cost of sales for the current quarter is from amortization of capitalized software development and remains consistent. Cost of sales includes third party software and hardware expense for sales of integrated systems including the Company’s software solutions pre-loaded on storage hardware. There were no sales of hardware and no related hardware cost of sales expense during the current quarter. The amortization of capitalized software has stabilized with no additional software capitalization during the prior twelve months. Software development amortization represented 100% of the total cost of sales for the current quarter. Gross profit decreased in the current quarter as compared to June 30, 2007 by approximately $178,500, or 30%, due to the decrease in sales for the current quarter as compared to the quarter ended June 30, 2007.

Selling and administrative expenses decreased as compared to the quarter ended June 30, 2007 by approximately $228,500, or 47%. The reduction is a result of the Company’s continuing effort to reduce non essential expense and minimize all required expenses. The largest component of selling and administrative expenses are the employee wages and payroll taxes, which constituted approximately $152,000, or 60%, of the total selling and administrative expense for the current quarter. The Company anticipates selling and administrative expenses will remain consistent for the remainder of the current fiscal year.

Depreciation and amortization decreased approximately $2,800, or 78%, as compared to the quarter ended June 30, 2007 due to certain office, test equipment, furniture and fixture items fully depreciated at the beginning of the current fiscal quarter.

Research and development expense for the current quarter of $51,000 decreased as compared to the quarter ended June 30, 2007 by approximately $50,000, or 50%. Research and development expense will fluctuate up or down depending on the status and completion of projects. The Company has significantly reduced the research and development expense relating to the declining high availability product line. During the current quarter, no development expense was capitalized under SFAS 86 for software development.

The Company had a profit from operations for the current three-month period of approximately $116,000 as compared to a profit from operations of approximately $13,000 for the three months ended June 30, 2007. The net profit for the current quarter is a direct result of expense management and aligning the Company’s overhead and development expense categories with the anticipated revenue run rate for the current fiscal year. Using partner and channel partner sales and distribution teams to sell products integrated or compatible with other software and hardware technology has allowed management to achieve profitability for the quarter. The Company intends to continue its focus on partners sales teams with products integrated or compatible with data management and archiving solutions provided to their end user base of clients.

During the current quarter, the Company had net interest expense of approximately $45,000 as compared to approximately $79,000 in net interest expense during the prior year’s quarter. The decrease of approximately $34,000, or 43%, in interest expense is a result of reduction in monthly non cash interest charges based on current loan payable balances and warrant expenses relating to an extension of the convertible debenture and loan payable maturity dates. Currently the Company has a principal balance of $1,750,000 on a convertible debenture from RENN Capital Group, with 6% interest paid monthly. The Company also has a principal balance of $750,000, in connection with a two year 7% loan from RENN Capital Group. During the prior fiscal year, the Company issued an aggregate of 150,000 warrants to purchase the Company’s common stock as part of an agreement to extend the maturity date of the loan payable to February 2008. The Company also has a principal balance of $300,000 for a short term loan from RENN Capital Group with interest of 8% on $200,000 of the principal balance being paid in monthly installments. In February 2008, the Company received an additional $50,000 in funding from the RENN Capital Group with interest of 8% to be paid in unregistered stock or cash at the Company’s discretion. The note will mature at the same time as other current debt with the RENN Capital Group. No cash interest was paid during the current quarter and all future interest payments relating to the debt principal on the balance sheet will be paid in cash or unregistered common stock at the Company’s discretion. The Company negotiated this change in interest payment during the recent extensions of the loan principal maturity dates.

Nine-Month Periods Ended June 30, 2008 and June 30, 2007

Sales during the current nine month period decreased by approximately $526,000, or 30% as compared to the nine months ended June 30, 2007. The reduction was due to approximately $510,000 in 4 enterprise sales during the nine months ended June 30, 2007, which did not occur during the current year nine month period. The Company is continuing its focus on distribution partners and integrated sales which have created a pipeline of larger enterprise deals which have longer sales cycles. Our sales team believes as we continue the transition to supporting more enterprise size deals with our partners, our ability to close and reference these deals will improve. Many of these sales include multiple partners and products which can create additional testing and integration also creating a greater dependency on others to close deals. Deferred revenue for sales of annual service contracts decreased as compared to the balance at September 30, 2007 by approximately $227,000, due to recognition of royalties by CA for OEM licensed products and completion of several product implementations allowing recognition of approximately $183,000 in deferred revenue for the current nine month period.

The Company’s HSM products represented approximately 82%, or $986,000 of the product and annual support contract sales revenue for the current nine month period with the high availability products representing approximately 13%, or $157,000 of the current nine month revenue, with implementation and other services representing the remaining 5% of revenue. The Company will continue to support its distribution and integration partners with programs and joint solutions as a major focus of the current year sales plan.

Cost of sales decreased as compared to the nine months ended June 30, 2007, by approximately $118,000 or 75%. Approximately 91% of the cost of sales for the current nine month period was from the amortization expense for capitalized software development. The additional 9% of cost of sales for the nine month period included commission and any direct sales costs. Gross profit decreased for the current nine month period by approximately $408,000, or 26% as compared to the nine months ended June 30, 2007. The decrease is a direct result of a decrease in sales during the current nine month period with several large solution sales in sales and evaluation during the 4th quarter of the fiscal year. Gross profit as a percentage of total sales increased during the current nine month period to approximately 97% as compared to the nine months ended June 30, 2007 of approximately 91%, as a result of reduced commission and direct sales expense during the current period.

Selling and administrative expenses decreased by approximately $494,000, or 34% as compared to the nine months ended June 30, 2007 as a result of the Company’s continued effort to reduce expenses. The Company has reduced and eliminated many independent selling expenses to focus on partner related promotions and out reach programs. The Company will continue its focus on distribution and solution partner programs into the foreseeable future.

Depreciation expense decreased by approximately $8,300, or 70% as compared to the nine months ended June 30, 2007, due to assets reaching full depreciation during the current and prior fiscal year.

Research and development expense for the current nine month period decreased by approximately $88,000, or 31% as compared to the nine months ended June 30, 2007. Research and development expense will fluctuate during the year as projects come to completion and new projects are designed and phased in. During the prior twelve month period the Company has significantly reduced the new development expense for its high availability product line resulting from the Company’s final full release of the product during the current fiscal year. The Company will continue development of the data management and ILM product line into the future. During the current nine month period, no development expense was capitalized under SFAS 86 for software development.

The Company had a profit from operations for the current nine month period of approximately $24,000 as compared to a loss from operations of approximately $159,000 for the nine months ended June 30, 2007. The reduction in operating loss and current year nine month operating profit is due to a continued effort to limit non essential expenses, while narrowing the development and sales focus to the Company’s ILM data management product line during the current fiscal year.

Net interest expense decreased by approximately $96,000, or 38% as compared to the nine months ended June 30, 2007. The reduction was due to completion of the amortization of debt discount expense relating to warrants granted to lenders for debt extensions. The Company will continue to record interest expense based on monthly interest on debt between 6% and 8% based on the then current outstanding principal balances. Currently the Company has principal balances of $1,750,000 on a 6% convertible debenture, $750,000 on a 7% note payable, $250,000 on an 8% note payable and $100,000 on a note with interest to begin at fiscal year end. All interest for the nine month period was recorded as interest expense and is being paid in unregistered common stock based on the average price of the last 10 trading days of each month.

LIQUIDITY AND CAPITAL RESOURCES

The cash balance as of June 30, 2008 of approximately $130,000 showed an increase of approximately $58,000, or 80%, as compared to the cash balance at year end September 30, 2007. The increase in cash was largely due to a $50,000 8% interest bearing loan from RENN Capital Group received in February 2008. Receivables balances have increased by approximately $25,000 as compared to the receivables balance at September 30, 2007, due to consistent sales during the current nine month period.

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

During the quarter ended March 31, 2008, the Company negotiated to extend the maturity dates of debt due before March 31, 2008. Pursuant to renewal and modification agreements the Company extended the total debt with an aggregate principal balance of $2,700,000 to May 30, 2008. In addition to extending the due date the Company also continued the ability to pay monthly interest in cash or payments in unregistered common stock. In October 2007, the Company received an additional $100,000 from RENN Capital Group funds to help pay for legal and accounting fees relating to the merger and acquisition in process with Shea Development now known as Riptide Worldwide, Inc. previously disclosed. Although the funds have no terms or interest due, the Company recorded it as a loan payable and plans to repay or write off the balance due at the time the other debt is paid or otherwise satisfied. In February 2008, the Company received an additional $50,000 8% loan from RENN Capital Group funds via wire transfer to help pay for additional legal and accounting fees relating to the proposed merger and acquisition with Riptide Worldwide, Inc. previously known as Shea Development, which was previously disclosed. The Company recorded the receipt of the cash as a loan payable and plans to repay or write off the balance due at the time the other debt is paid or otherwise satisfied. On June 20, 2008 the Company formally terminated the merger and acquisition agreement with Riptide Worldwide, Inc. Management is currently negotiating maturity extensions for loans and debentures with RENN Capital Group.

With respect to outstanding loans and debenture from RENN Capital Group, the Company is currently negotiating for the maturity date extension, refinancing or conversion of the current $2,850,000 of debt. The Company will continue to pay monthly interest on the loans in unregistered common stock during the negotiation process and until the notes mature, are refinanced or converted.

If the Company’s revenue projections for 2008 are not met, the operating plan calls for an expense freeze and or reduction in all non-technical and sales related functions. During the current quarter the Company’s plan reached profitability. Management intends to continue its focus on limited expenses and partner sales focus for integrated and compatible data storage and management solutions. The Company will require additional financing in order to expand its business and continue to expand operations. Our working capital requirements in the foreseeable future will depend on a variety of factors including our ability to continue implemention of our sales and marketing plan. There can be no assurance that we will be able to successfully negotiate or obtain additional financing or the terms thereof. Our ability to obtain additional capital will be dependent on the continued implementation of our business plan, market conditions, the national economy and other factors outside our control. In addition, the Company will need to refinance or extend the maturity dates of the current $2,850,000 debt in order to continue as a going concern. If adequate funds are not available or are not available at acceptable terms, our ability to finance our expansion, develop or enhance services or products or respond to competitive pressures would be significantly limited. The failure to secure necessary financing will have a material adverse effect on our business, prospects, financial condition and results of operations. If the Company is unable to complete a merger or sale transaction or OEM product distribution agreement, the Company may be required to limit or liquidate its business, or cease operations.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company had a net loss of $734,851 and utilized cash of $569,252 in operating activities during the year ended September 30, 2007, and had a working capital deficiency of $3,401,743 and shareholders’ deficiency of $3,443,585 at September 30, 2007. During the nine months ended June 30, 2008, the Company had a net loss of $130,878 and had a working capital deficit of $3,446,518 and a shareholders’ deficiency of $3,413,427 as of June 30, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

The Company’s working capital requirements in the foreseeable future will depend on a variety of factors including its ability to implement its sales and marketing plan. The Company plans to continue to focus on the integration of its products and solutions with O.E.M. partner products for sales and distribution. This includes selling products through the distribution channels of the partners. The Company has new arrangements, which it believes will generate higher levels of revenue in fiscal 2008. Management has developed additional contingency plans to ensure expenses can be reduced and brought in line with revenues achieved during 2008, allowing the Company to extend the operating capital. During the current quarter the Company recorded a profit of approximately $71,000 and plans to continue the integrated and compatible product sales focus with distribution, hardware and software product partners. The Company currently expects that new financing or the sale and or merger of the business will provide sufficient cash to fund its projected operations for the immediately foreseeable future and believes additional financing will be available if and when needed. If the Company is unable to achieve projected operating results and/or obtain such additional financing if and when needed, management will be required to curtail growth plans and scale back development activities. No assurances can be given that the Company will achieve increased revenues. Further, no assurances can be given that the Company’s operating cash flow will be sufficient to support the Company’s planned level of operations. In addition the Company is negotiating to extend or refinance the current $2,850,000 of debt that matured during the quarter ending June 30, 2008, in order to continue as a going concern. If adequate funds are not available or are not available at acceptable terms, the Company’s ability to finance its expansion, develop or enhance services or products or respond to competitive pressures would be significantly limited.

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

•
Research and development costs, which consist primarily of software development costs, are expensed as incurred. Statement of Financial Accounting Standards No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS 86”), provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established. As of June 30, 2008, the Company has capitalized a total of approximately $325,000 of such software development costs. The Company expects to continue research and development projects into the future along with additional capitalized development as projects reach proof of concept stages of development. The current net balance of capitalized software is approximately $30,894. In the current fiscal period the Company has not capitalized any new software development. Software capitalization is stated at cost. Amortization is computed on the straight-line and accelerated methods based upon the estimated useful life of the asset, primarily seven years. During the current nine month period the Company had approximately $194,500 in R & D expense compared to approximately $282,800 in the prior year nine month period. The Company will continue the R & D program into the future as new products are developed and integrated into our data management suite of solutions.

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

Adoption of New Accounting Policy

Effective October 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”) -an interpretation of FASB Statement No. 109, Accounting for Income Taxes”. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of June 30, 2008, we do not have a liability for unrecognized tax benefits.

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

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2008, we have no accrued interest or penalties related to uncertain tax positions.

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

(b)	Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

CAMINOSOFT CORP

Date: August 12, 2008	/s/ Stephen Crosson
Stephen Crosson, Chief Executive Officer and
Chief Financial Officer