Form 10KSB
period 2008-09-30
CAMINOSOFT CORP
filed 2009-01-14
CIK 907686

SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended September 30, 2008
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
YES ☐                                NO ☒

Issuer’s revenues for its most recent fiscal year were $1,492,180.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 1, 2008 was approximately $250,000

Number of shares outstanding of each of the issuer’s classes of common stock as of December 1, 2008: 16,781,415 shares of common stock, no par value.

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

PART I

Item 1.             DESCRIPTION OF BUSINESS.

BUSINESS

OVERVIEW

We develop and manufacture software solutions that store, manage, and safeguard large quantities of data created in a business and application settings. Our software for Microsoft Windows 2000, 2003, 2008, Novell NetWare and NetApp filer operating system environments enables organizations to maximize storage resources, reduce backup and recovery time and control file retention.  These products are available worldwide through commercial distributors, value-added resellers, systems integrators and Original Equipment Manufacturers (“O.E.M.”) partners.

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

In February 2004, we joined EMC Corporation’s Centera Partner Program and completed the integration of The Managed Server storage management – Centera Edition with the EMC Centera Compliance Edition content addressed storage or CAS solution. EMC Centera represents an entirely new software-driven storage architecture specifically designed to address the information storage requirements of unchanging digital assets, such as print and mail electronic “reference” documents.

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

In September 2006, the Company announced release of an upgraded version of Managed Server HSM – Tivoli Edition.  The enhanced version of Managed Server HSM supports the IBM System Storage DR550.  The IBM System Storage DR550 is ideal for clients seeking near-line storage application needs at an entry level price point while capitalizing on mainframe inspired levels of reliability, security, and functionality.  The Company’s solution, which has “Ready for IBM Tivoli Software” validation provides a straightforward, cost-effective solution for managing data storage across multiple tiers, including the DR550, IBM Tivoli storage pool devices, SAN’s, SATA RAID subsystems, NAS target appliances, and general purpose servers.

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

On September 6, 2007, the Company entered into an Agreement and Plan of Merger with Shea Development Corp.  Upon closing the Merger the shareholders of the Company were to retain 4.99% of the fully diluted capital stock after giving effect to shares of the Company’s Common Stock (i) to be issued to the holders of Shea Common Stock; (ii) issuable upon conversion of the Shea Preferred Stock; (iii) issuable upon exercise of the newly issued Shea options and warrants; and (iv) which will be issued or issuable in connection with financing to be undertaken between the signing of the Agreement and Closing with gross proceeds of at least $6,000,000 at a per share price of not less than $0.50.  It was anticipated that the merger would be concluded during the first half of calendar year 2008.  On June 20, 2008, the Company notified Shea Development Corp. it was terminating the agreement and plan of merger due to Shea’s inability to complete the transaction.

Research and Development

Research and development costs, which consist primarily of software development costs, are expensed as incurred and amounted to $245,500 and $361,965 for the years ended September 30, 2008 and 2007, respectively.

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

Managed Server HSM

Our Managed Server HSM software provides a solution for data management. Designed to meet the data storage management requirements for local area networks (“LAN”), wide area networks (“WAN”), and intranet environments, Managed Server HSM offers the ability to manage files on Microsoft Windows, Novell NetWare and NetApp filer servers in environments where mass storage devices are deployed.

Our Managed Server HSM can accommodate large volumes of information.  For GroupWise customers who just want to manage the growth of their e-mail file attachments, as opposed to archiving and content searching, Managed Server HSM can manage GroupWise attachments as it does normal data files without additional hardware or software.  When clients need to archive the email content itself we partner with a variety of third party providers of email archiving software and services.

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

COMPETITION

The competition in the storage systems market consists of a small group of leading vendors, such as EMC, Hewlett Packard, IBM, Hitachi Data Systems, and Network Appliance, and a cadre of hardware and software companies who OEM, remarket, or aggregate storage products from third parties.Our products compete in the data management software segments. The cost barriers for entry into these markets are relatively low, which means our competitors can range from small companies with limited resources to large, more established companies with substantial resources.  Some competitors have substantially greater financial, technical, marketing, sales, distribution, and personnel resources.

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

We partner with EMC to promote joint sales of their Centera (magnetic WORM compliance) subsystem through Managed Server HSM – Centera Proven Edition, which is EMC certified through strict independent testing.  EMC selected Veritest to perform integration testing for EMC Centera, which utilize a range of rigorous test criteria designed by EMC and Veritest to ensure each certified partner meet a very high level of quality and operability.

The certification of Managed Server HSM for Windows 2000 and our partnership with Microsoft was another milestone in our strategic plan for multi-platform distribution. Adding support for Windows 2003 and 2008 servers has opened up new partnering opportunities with other strategic storage vendors.

The first strategic partnership to specifically utilize Managed Server HSM for Windows technology was with CA under an OEM Licensing and Distribution Agreement signed on June 30, 2005.  As of the date of this filing CA (formerly known as Computer Associates) and the Company completed a plan to jointly sell the Company’s products in conjunction with CA’s line of BrightStor and Unicenter products.  The Company will now directly sell its products into CA customer prospects needing the data management and data movement provided by the Company’s ILM product line.  This allows CA to focus on its suite of enterprise level products while we focus on the mutli tiered storage environment solutions within these joint sales.

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

Major Customer

We currently rely upon two distributors for approximately 29% of our aggregate gross revenues.  If we were to lose one or more of these distributors, our operations would be materially effected.

Technology Partnerships

To assist us in providing as much of a complete solution as possible for our target markets and clients, we will continue to establish technology partnerships that broaden our product portfolio.  We signed an integration and distribution agreement with Pegasus Disk Technologies to distribute InveStore archive management software drivers for UDO, magneto-optical, and DVD management.  The Company also completed certification testing and announced solutions combining Managed Server HSM for NetWare and Windows 2000/2003/2008 with nStor’s NexStor® 4700 Serial ATA data storage systems.  The combination provides users with reliable lower cost storage, and increased data availability for storing migrated information from expensive production storage.

We have also established partnerships with two firms that provide e-mail archiving solutions: NorthSeas (broad range of e-mail systems) and Executive Technologies (Microsoft Exchange/Outlook email systems).  Together, we provide the basic platform for e-mail and electronic document retention policy compliance.

We have 6 full time employees and employ additional people as consultants on a full time basis as needed.

Item 2.             DESCRIPTION OF PROPERTY

As of December 1, 2008, the Company leases one office facility in Westlake Village, California for the Company’s executive offices pursuant to a lease extension expiring January 31, 2009, at a rental rate of $2,500 per month.

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

	Common Stock Sales Prices
Symbol “CMSF”	High	Low

Year Ended September 30, 2007
October 1, 2006 –December 31, 2006	$0.45	$0.14

January 1, 2007 – March 31, 2007	$0.46	$0.17

April 1, 2007 – June 30, 2007	$0.21	$0.09

July 1, 2007 – September 30, 2007	$0.14	$0.05

Year Ended September 30, 2008
October 1, 2007 – December 31, 2007	$0.16	$0.08

January 1, 2008 – March 31, 2008	$0.10	$0.05

April 1, 2008 – June 30, 2008	$0.08	$0.07

July 1, 2008 – September 30, 2008	$0.09	$0.06

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

During October 2005, the Company negotiated an extension of the two parts or the convertible debenture with a total principal balance of $1,750,000.  Pursuant to a Renewal and Modification agreement dated October 28, 2005, the lender agreed to extend the maturity date of the two 6% Convertible Debentures dated November 27, 2002 in the aggregate principal amount of $1,750,000 to May 27, 2007.  In consideration of such extension, the Company agreed to grant to the lender a five-year warrant to purchase 175,000 shares of Company Common Stock at an exercise price of $1.14 per share (subject to adjustment).  The estimated value of the warrant ($166,093) was recorded by the Company as debt discount and was amortized over the term of the extension. During the years ended September 30, 2008 and 2007, $0 and $73,817 of discount was amortized and included in the statement of operations.  On May 7, 2007, RENN Capital Group agreed to extend the maturity date of $1,750,000 convertible debenture until November 27, 2007.  The Company will continue to pay interest of 6% on the current outstanding principal balance of $1,750,000, monthly during the term of the extension.

During February 2006, the Company issued to the Renaissance Capital Group managed funds an aggregate of 150,000 warrants to purchase the Company’s common stock at $0.86 per share in consideration of an agreement to extend the $750,000 loan payable maturity date for an additional 18 months.  The new maturity date for the notes will be January 19, 2008.  The Company will continue to pay 7% interest on a monthly basis based on the current outstanding principal balance of $750,000.  The estimated value of the warrants of $77,663 was recorded on the Company’s financial statements as debt discount and will be amortized over the term of the extension.  During the years ended September 30, 2008 and 2007, $14,121 and $42,362 respectively of discount was amortized and included in the statement of operations.

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

Pursuant to renewal and modification agreements the Company extended the total debt with an aggregate principal balance of $2,700,000 to February 27, 2008.  In addition to extending the debt the Company also converted from cash payments of interest to interest payments in unregistered common stock beginning November 1, 2007.  In October 2007, the Company received an additional $100,000 from RENN Capital Group funds to help pay legal and accounting fees related to the merger and acquisition process happening at that time with Shea Development Corp.  Although the funds have no terms or formal agreement, the Company recorded the deposit as a loan payable and will include the disposition of the loan with the other debt when paid or otherwise satisfied.

During the quarter ended March 31, 2008, the Company negotiated to extend the maturity dates of the entire $2,800,000 of debt then currently due.  Pursuant to renewal and modification agreements the Company extended the maturity date of the total debt with an aggregate principal balance of $2,800,000 to May 30, 2008.  The Company will continue interest payments in the form of unregistered common stock calculated monthly until the notes mature.  In February 2008, the Company received an additional $50,000 from RENN Capital Group funds to pay for additional legal and accounting fees in support of the Shea Development merger process.  The deposit was recorded as a loan payable on the Company’s financial reports.  Interest of 8% will be paid in monthly installments beginning March 1, 2008, until the principal balance is paid in full.  Interest can be paid in cash or in unregistered common stock at the Company’s discretion.

Pursuant to renewal and modification agreements dated as of November 12, 2007, all interest payments commencing on November 1, 2007 or after are due and payable in either cash or restricted shares of Company common stock at the Company’s discretion.  The number of shares to be issued shall be equal to the amount of interest payment due divided by the average of the last sale prices (or closing bid prices) for the five trading days immediately preceding the payment date.  As such, during the twelve month period ended September 30, 2008, interest expense of approximately $200,000 was recorded on the Company’s financial statements and paid with the issuance of 2,522,659 shares of unregistered common stock.

Subsequent to September 30, 2008 and prior to the date of this filing the Company negotiated an extension of the maturity date of debt with an aggregate value of $2,850,000.  Pursuant to a renewal and modification agreement dated October 24, 2008, the Company extended the maturity date of $2,850,000 in loans payable until April 30, 2009.  All other terms and conditions remain the same.

All of the foregoing securities were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Regulation D promulgated thereunder. No commissions were paid.

As of September 30, 2008, there were 132 holders of record of the Company’s common stock. To date, the Company has not declared or paid any cash dividends with respect to its Common Stock, and the current policy of the Board of Directors is to retain earnings, if any, to provide for the growth of the Company.  Consequently, no cash dividends are expected to be paid on the Common Stock in the foreseeable future.

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

In September 2006, the Company announced release of an upgraded version of Managed Server HSM – Tivoli Edition.  The enhanced version of Managed Server HSM supports the IBM System Storage DR550.  The IBM System Storage DR550 is ideal for clients seeking near-line storage application needs at an entry level price point while capitalizing on mainframe inspired levels of reliability, security, and functionality.  The Company’s solution, which has “Ready for IBM Tivoli Software” validation provides a straightforward, cost-effective solution for managing data storage across multiple tiers, including the DR550, IBM Tivoli storage pool devices, SAN’s, SATA RAID subsystems, NAS target appliances, and general purpose servers.

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

On September 6, 2007, the Company entered into an Agreement and Plan of Merger with Shea Development Corp.  On June 24, 2008, the Company formally terminated the Agreement and Plan of Merger with Shea Development Corp.

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

We have yet to establish a history of profitable operations.  We have incurred annual operating losses of $151,103 and $734,851, for fiscal years 2008 and 2007 respectively.  During the year ended September 30, 2008, we earned an operating profit before interest of $48,885.  As a result, at September 30, 2008 we had an accumulated deficit of $22,423,597.  Our revenues have not been sufficient to sustain our operations.  Our profitability will require the successful commercialization of products, solutions and services.  No assurances can be given as to if or when this will occur or that we will ever be profitable.

We are presently relying on the completion of a merger or sale transaction to continue our operations.

At September 30, 2008 we had a cash balance of $157,980.  We had operating cash flow deficits of $187,113, $375,504 and $569,252 for fiscal years ended September 30, 2005, 2006 and 2007 and for the year ended September 30, 2008, an operating cash flow deficit of $64,363.  We had entered into an agreement to merge with Shea Development Corp. which we anticipated would be completed during the first half of calendar year 2008.  On June 24, 2008, the Company formally terminated the Agreement and Plan of Merger with Shea Development Corp.

In order to continue operations the Company will be required to raise capital.  In the current environment management believes that it is highly unlikely that such capital will be available.  Accordingly, the Company is attempting to complete a sale of business.  There can be no assurance that we will be able to complete a sale of the business.  Without the timely completion of a sale transaction and based on our current level of revenue and cash flow, we will have to cease or substantially curtail our operations on or before April 30, 2009.

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

Research and development costs.
•
Research and development costs, which consist primarily of software development costs, are expensed as incurred.  Statement of Financial Accounting Standards No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS 86”), provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established.  As of September 30, 2008, the Company has capitalized approximately $325,000 of such software development costs.  The Company expects to continue research and development projects into the future along with additional capitalized development as projects reach proof of concept stages of development.  The current net balance of capitalized software is approximately $19,320.  In the current fiscal year the Company has not capitalized any new software development.  Software capitalized is stated at cost.  Amortization is computed on the straight-line method based upon the estimated useful life of the asset, primarily seven years.  During the current year the Company had approximately $245,500 in R & D expense compared to approximately $362,000 during the prior year.  The Company will continue the R & D program into the future as new products are developed and integrated into our data management suite of solutions.

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

RESULTS OF OPERATIONS

FISCAL YEARS ENDED SEPTEMER 30, 2008 AND SEPTEMBER 30, 2007

During the current fiscal year, the Company continued to focus on development of features and upgrades on products, while expanding their functionalities to other operating platforms including completion of our Manager Server products for Network Appliance filers.  The Company has continued its sales and marketing strategy to focus on development and support for its data storage and management solutions, while utilizing its partners’ sales, marketing and distribution channels.  Revenues for the current fiscal year decreased by approximately 28%, from $2,079,000 in fiscal year 2007 to $1,492,000 for the current fiscal year.  The revenue decrease was a result of multiple factors, including but not limited to transitioning the product line for enterprise selling opportunities which include bundling our software with partner software and hardware products.  These enterprise sales have much longer sales cycles in return for an increase in the average sale value.  Sales for the Company’s software products were approximately $807,000 or 54% of the total revenue for the current fiscal year; annual service contracts constituted approximately 41% or $611,000;  and the remaining 5% of revenue was derived from installation and other services.  The high availability products, StandbyServer and OFFSite Archive for NetWare accounted for approximately 6% of the total product sale revenue as compared to 15% in the prior fiscal year, with the Company’s core HSM technology for both NetWare and Windows representing the other 94% of the total product sale revenue for the current fiscal year.  Billings for annual service contracts decreased during the current fiscal year due to decreased product sales.  Deferred revenue decreased from approximately $824,000 in the fiscal year ended September 30, 2007 to approximately $477,000 for the current fiscal year.  The decrease in deferred revenue was due to the decrease in product sales revenue during the current fiscal year.  Cost of sales decreased from approximately $165,000 in the prior fiscal year to approximately $58,000 in the current fiscal year representing a decrease of approximately 65%.  Cost of sales as a percentage of revenue decreased from approximately 8% in fiscal year ended September 30, 2007 to approximately 4% during the current fiscal year.  Gross profit decreased by approximately 25% or $479,000 from $1,914,000 in fiscal year 2007 to $1,435,000 in fiscal year 2008.  The decrease in gross profit resulted from the Company’s decreased revenue from product sales during the current fiscal year.

Selling and administrative expenses for the current year were approximately $1,136,000, a decrease of approximately $825,000 or 42% as compared to fiscal year 2007.  The decrease was a result of the Company’s continued effort to minimize overhead expenses while maintaining sales and marketing support for our partner and channel distribution strategy.  The change from a direct sales approach to one of a support role for the Company’s OEM partners sales forces continued during the fiscal year, which reduced wage expense related to direct selling, while increasing the expense related to marketing and sales support for our OEM partners distribution channels.  The Company intends to continue expansion of the sales and marketing support functions for direct selling and to continue the training for both technical support teams and sales forces of the Company’s current and future distribution, and business partners.

Depreciation expense for the current fiscal year of approximately $4,500 decreased approximately 67% or $9,000 as compared to fiscal year ended September 30, 2007.  The depreciation expense decrease is due to the full depreciation of office and test equipment during the fiscal year.

Research and development expense for the current year was $245,500 as compared to approximately $362,000 for fiscal year 2007.  This decrease is due to completion of projects and reduction of certain non employee technical resources during the current fiscal year.  The Company began new research and development projects during the second half of the current year and plans to continue the research and development program during the coming year.  As projects complete and become viable the Company expects to capitalize portions of the development expense.  The Company may also add additional consulting development resources during the upcoming fiscal year which will contribute to the research and development expense during the upcoming fiscal year.  These development project completions have added to the Company’s ability to gain additional market access through the sales and distribution channels of companies like EMC, IBM, HP, Network Appliance and Computer Associates.

There were no other income items during the current or prior fiscal year.  The current fiscal year included approximately $200,000 of interest expense related to borrowing balances, which is a decrease in interest expense of approximately $112,000 over fiscal year 2007.  Approximately $23,500 of the total current fiscal year interest expense was non cash debt discount representing the expense for warrants issued with debt, which is being expensed over the term of the debentures and loan that make up the debt.  The amortization of non cash debt discount recorded as expense during the current fiscal year completed the amortization of all debt discount.  The remaining interest expense for the current of fiscal year of approximately $176,500 was interest on loans payable for the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

The Company incurred a net loss of $151,103 and $734,851 for the years ended September 30, 2008 and 2007, respectively, and has an accumulated deficit of $22,423,597 as of September 30, 2008. We have terminated an agreement to merge with Shea Development Corp. which we anticipated would be completed during the first half of calendar year 2008.  There can be no assurance that we will be able to complete merger or sale transaction to replace the terminated agreement.    Without the timely completion of a merger or sale, based on our current level of cash flow, we will have to cease or substantially curtail our operations on or before January 1, 2009.

During fiscal year 2008, the Company’s cash position increased by approximately $86,000, from approximately $72,000 at September 30, 2007 to $158,000 at September 30, 2008.  The Company’s revenues decreased during the fiscal year and the Company is at a break even point operationally.  The accounts receivable balance as of September 30, 2008 decreased by approximately $108,000 or 56% as compared to the fiscal year ended September 30, 2007.

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

Pursuant to renewal and modification agreements the Company extended the total debt with an aggregate principal balance of $2,700,000 to February 27, 2008.  In addition to extending the debt the Company also converted from cash payments of interest to interest payments in unregistered common stock beginning November 1, 2007.  In October 2007, the Company received an additional $100,000 from RENN Capital Group funds to help pay legal and accounting fees related to the merger and acquisition process happening at that time with Shea Development Corp.  Although the funds have no terms or formal agreement, the Company recorded the deposit as a loan payable and will include the disposition of the loan with the other debt when paid or otherwise satisfied.

During the quarter ended March 31, 2008, the Company negotiated to extend the maturity dates of the entire $2,800,000 of debt then currently due.  Pursuant to renewal and modification agreements the Company extended the maturity date of the total debt with an aggregate principal balance of $2,800,000 to May 30, 2008.  The Company will continue interest payments in the form of unregistered common stock calculated monthly until the notes mature.  In February 2008, the Company received an additional $50,000 from RENN Capital Group funds to pay for additional legal and accounting fees in support of the Shea Development merger process.  The deposit was recorded as a loan payable on the Company’s financial reports.  Interest of 8% will be paid in monthly installments beginning March 1, 2008, until the principal balance is paid in full.  Interest can be paid in cash or in unregistered common stock at the Company’s discretion.

Pursuant to renewal and modification agreements dated as of November 12, 2007, all interest payments commencing on November 1, 2007 or after are due and payable in either cash or restricted shares of Company common stock at the Company’s discretion.  The number of shares to be issued shall be equal to the amount of interest payment due divided by the average of the last sale prices (or closing bid prices) for the five trading days immediately preceding the payment date.  As such, during the twelve month period ended September 30, 2008, interest expense of approximately $200,000 was recorded on the Company’s financial statements and paid with the issuance of 2,522,659 shares of unregistered common stock.

Subsequent to September 30, 2008 and prior to the date of this filing the Company negotiated an extension of the maturity date of debt with an aggregate value of $2,850,000.  Pursuant to a renewal and modification agreement dated October 24, 2008, the Company extended the maturity date of $2,850,000 in loans payable until April 30, 2009.  All other terms and conditions remain the same.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company had a net loss of $151,103 and utilized cash of $64,363 in operating activities during the year ended September 30, 2008, and had a working capital deficiency of $3,409,634 and shareholders’ deficiency of $3,388,912 at September 30, 2008.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

In order to continue operations the Company will be required to raise capital.  In the current environment management believes that it is highly unlikely that such capital will be available.  Accordingly, the Company is attempting to complete a sale of business.  There can be no assurance that we will be able to complete a sale of the business.  Without the timely completion of a sale transaction and based on our current level of revenue and cash flow, we will have to cease or substantially curtail our operations on or before April 30, 2009.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The following summarizes our contractual obligations at September 30, 2008 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

		Payments due by Period
		Less than	1-3		4-5		After
	Total	1-year	Years		Years		5 Years
Notes payable	$2,850,000	$2,850,000	$	----	$	----	$	----
Interest on notes
Payable	103,542	103,542
Employment
Agreements	75,000	75,000
Operating leases	10,000	10,000		----	$	----		----
	$3,038,542	$3,038,542	$	----	$	----	$	----

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

The Company does not believe that the adoption of the above recent pronouncements will have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

Item 7.             FINANCIAL STATEMENTS

The following is a list of financial statements filed herewith:

Consolidated Balance Sheets as of September 30, 2008 and September 30, 2007

Consolidated Statements of Operations for the years ended September 30, 2008 and 2007

Consolidated Statements of Shareholders’ Deficiency for the years ended September 30, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended September 30, 2008 and 2007

Notes to Consolidated Financial Statements

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the Company’s fiscal years ended September 30, 2007 and 2008, there were no disagreements with Weinberg on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of Weinberg would have caused it to make reference thereto in its reports on the Company’s financial statements.  In addition, for the same periods, there have been no reportable events (as defined in Regulation S-B Item 304(a)(1)(iv)(B)).

Item 8 A(T)	. CONTROLS AND PROCEDURES

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based upon and as of the date of that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures had the material weaknesses in our financial reporting discussed below, our CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2008.

Management’s Report on Internal Control over Financial Reporting

Our management, under the supervision of our CEO and CFO, is responsible for establishing and maintaining adequate control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate.

Our CEO and CFO conducted an assessment of our internal control over financial reporting as of September 30, 2008 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected.

Based upon that assessment, we have identified the following material weaknesses:

Lack of documented internal control system.

We have a material weakness due to the lack of a documented and reviewed system of internal controls.  We have determined that to perform the processes and remediate this internal control deficiency, we will either need to engage an internal control consultant or reassign existing personnel.  The complete remediation of these deficiencies may take several quarters.

Lack of segregation of duties.

We have limited staff in our corporate offices and, as such, there is a lack of segregation of duties.  Many functions including; purchasing, accounts payable, bank reconciliations, revenue recognition and month end closings, are not adequately segregated.  The lack of a proper segregation of duties can lead to individuals performing incompatible functions such as approving vendor invoices and signing checks.  Due to our limited number of personnel and until such time as we have additional employees, we may require additional oversight from our board of directors in addressing certain weaknesses related to a proper segregation of duties.

Lack of controls over purchasing, accounts payable and disbursements.

Our employees are authorized to purchase goods and services and approve the related invoices for payment without obtaining supervisory approval or pursuant to a delegation of authority.  Additionally, one employee is allowed to order goods and services, approve invoices and sign checks.  Only one signature is required on disbursement checks.  This lack of control and lack of segregation of duties can lead to errors and irregularities.  There is no review of invoices that are coded into the general ledger.  Therefore, it is possible that expenses might be posted to the wrong account and the error would not be identified.

Inadequate safeguards over the Company’s proprietary software

Controls are inadequate to assure that customers are billed whenever service department employees provide software access information to customers.  Therefore, it is possible that customers might obtain the use of software without compensating the Company.  Additionally, it is also possible that employees might sell Company software for their own benefit.

Lack of controls over payroll processing.

One employee is authorized to individually initiate and approve payrolls and related payroll functions.  Additionally, the same individual is responsible for tracking accrued sick and vacation accruals without supervision.  The lack of supervision could allow errors and irregularities related to payroll processing to go undetected.

Lack of controls over cash receipts.

One employee is responsible for opening the mail, preparing the deposit and depositing the checks into the bank.  The lack of segregation of duties prevents the identification of errors and irregularities.

Our information technology system lacks appropriate application and general controls.

The application and general controls over our information and technology systems are not adequate.  Our accounting software lacks appropriate controls and most computer generated reports are reviewed by the author without independent verification.  To partially compensate for this weakness, the Company’s board of directors receives quarterly financial statements that compare actual results to budgeted results and variances are analyzed.

Inadequate controls over month-end financial reporting.

Our CEO is responsible for closing the Company’s books on a monthly basis and reporting the results to the board of directors without adequate review.  Monthly financial statements prepared for internal use are not adequately reviewed.  Without adequate review, it is possible that errors and irregularities will go undetected.

(b)	Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting or in other factors that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

As of September 30, 2008, the directors and executive officers of the Company are as follows:

Name	Age	Position
Robert Pearson	72	Director

Stephen Crosson	49	Chief Executive Officer,
		Chief Financial Officer,
		Secretary & Director

Russell Cleveland	69	Director
	71
Lee Pryor		Director

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

Stephen Crosson.  Mr. Crosson joined the Company in March 1985 and was manager of accounting and government contracts and logistics.  In September 1989, Mr. Crosson became a financial analysis officer with First Interstate Banks Controller’s office.  In March 1992, Mr. Crosson returned to the Company as Director of Operations.  In April 1995, he became Vice President of Operations.  In January of 1997, Mr. Crosson became Corporate Secretary and in April 1998 he became Chief Operating Officer and Treasurer.  In January 2003, Mr. Crosson became the Chief Executive Officer, and in August 2003, Mr. Crosson was elected a director.  In April 2004, Mr. Crosson became the Chief Financial Officer.  Currently Mr. Crosson is the Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Corporate Secretary.

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

MEETINGS; ATTENDANCE; COMMITTEES

The Board has an Audit Committee.  The duties of the Audit Committee include (i) recommending to the Board the engagement of the independent auditors, (ii) reviewing the scope and results of the yearly audit by the independent auditors, (iii) reviewing our system of internal controls of procedures, and (iv) investigating, when necessary, matters relating to the audit functions. It reports to the Board concerning its activities.  The current member of this Committee is Mr. Pryor.  The Board of Directors has determined that the Audit Committee does not currently have a Financial Expert under applicable rules.  Mr. Pryor serves as the audit committee chairman.  The audit committee held two meetings during the current fiscal year.

The Board also has a Compensation Committee.  The Compensation Committee makes recommendations to the Board concerning compensation and other matters relating to employees.  The Committee also grants options under, and administers, our Stock Option Plan.  The current member of the Committee is Mr. Pryor.  Mr. Pryor serves as chairman of the compensation committee.  The Compensation Committee held one meeting during the current fiscal year.

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

Item 10.           EXECUTIVE COMPENSATION

The following tables and discussion set forth information with respect to all compensation awarded to, earned by or paid to our Chief Executive Officer and up to four of our executive officers whose annual salary and bonus exceeded $100,000 during our last completed fiscal year (collectively referred to in this discussion as the ‘named executive officers”).  The officer designation indicates positions held as of September 30, 2008, the end of our last fiscal year.

Summary Compensation Table

ANNUAL COMPENSATION
	FISCAL YEAR			ALL
NAME AND	ENDED			OTHER
PRINCIPAL POSITION	SEPTEMBER 30,	SALARY	BONUS	COMPENSATION	Total ($)
Stephen Crosson,	2008	$150,000	----	----	$150,000
Chief Executive Officer,
Chief Financial Officer,
Corporate Secretary &
Director

Discussion of Compensation

Our compensation program consists of the following three components:
•	base salary;
•	bonuses; and
•
awards of restricted stock or stock options from our Year 2000 Employee Stock Option Plan.  On July 1, 2008 the board passed a resolution terminating the plan, including all vested and unvested options outstanding, therefore there were no options awarded or vested

We believed that a combination of cash and common stock or options will allow us to attract and retain the services of the individuals who will help us achieve our business objectives, thereby increasing value for our shareholders.  Stock and business performance deteriorated during the fiscal year, with no opportunity or value to holders of granted options.  Therefore, management and board of directors agreed to terminate the plan.

In our fiscal year ended September 30, 2008, there was no restricted stock, stock options or bonuses issued to the named executive officers.  Compensation for Mr. Crosson consisted to annual base salary only.  Mr. Crosson has taken a 25% pay reduction and other remaining employee’s have taken a 20% pay reduction since the fiscal year end.

Director Compensation

During the current fiscal year there were no fees or options issued to directors as compensation for services rendered.  The Company intends to reinstate the compensation plan for directors in the future including fees for meetings attended and annual stock options.

The Year 2000 employee stock option plan was terminated as of July 1, 2008.  There are currently no outstanding equity awards exercisable or unexercisable at the fiscal year ended September 30, 2008.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of September 30, 2008 by (I) each person who is known by the Company to own beneficially more than 5% of the Company’s outstanding Common Stock; (ii) each of the Company’s directors; (iii) the named Executive Officers; and (iv) executive officers and directors of the Company as a group:

	COMMON STOCK (1)
	NUMBER OF		PERCENTAGE OF
NAME AND ADDRESS (2)	SHARES		OUTSTANDING (3)
Robert Pearson (4)	----		----

Russell Cleveland (4)	----		----

Lee Pryor	----		----

Stephen Crosson	222,770	(5)	1.33

Renaissance Capital Growth &
Income Fund III, Inc.	5,413,556	(6)	29.35
8080 N. Central Expressway
Suite 210
Dallas, Texas 75206

Renaissance US Growth &
Income Trust PLC	4,961,458	(7)	26.90
8080 N. Central Expressway
Suite 210
Dallas, Texas 75206

Global Special Opportunities
Trust PLC	8,818,433	(8)	40.29
8080 N. Central Expressway
Suite 210
Dallas, Texas 75206

All executive officers and
directors as a group
(4 persons)	222,770		1.33

(1)
As used herein, the term beneficial ownership is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power and/or sole or shared investment power subject to community property laws where applicable.

(2)	Except as indicated, the address of each person is c/o the Company at 600 Hampshire Road, #105, Westlake Village, California 91361.
(3)	Based on 16,781,415 shares of Common Stock outstanding as of September 30, 2008.
(4)
Does not include any shares owned by the Renaissance Funds described in the table.  Mr. Pearson is an executive officer of Renaissance Capital Group, Inc. (“RCG”) which is the investment advisor to the Renaissance Funds and BFS US and the investment manager of Renaissance U.S.

(5)	Includes 222,770 shares of our common stock
(6)
RCG is the investment advisor of the Renaissance Funds.  The Common Shares deemed to be beneficially owned by the Renaissance Capital Growth and Income Fund III, are comprised of 3,752,444 shares of our Common Stock, warrants to purchase 540,541 shares at $0.74 per share, warrants to purchase 540,540 shares at $1.11 per share, warrants to purchase 471,698 shares at $0.53 per share, warrants to purchase 58,333 shares at $1.14 per share and warrants to purchase 50,000 shares at $0.86 per share.  All of such securities are owned by the Renaissance Funds as described herein.

(7)
RCG is the Investment Manager of Renaissance US.  The Common Shares deemed to be beneficially owned by the Renaissance US Fund are comprised of 3,300,345 shares of our Common Stock and warrants to purchase 540,541 shares at $0.74 per share, warrants to purchase 540,540 shares at $1.11 per share, warrants to purchase 471,698 shares at $0.53 per share, warrants to purchase 58,334 shares at $1.14 per share and warrants to purchase 50,000 shares at $0.86 per share.

(8)
RCG is the Investment Advisor for BFS US.  The Common Shares deemed to be beneficially owned by BFS US are comprised of 3,711,222 shares of Common Stock and 3,446,099 shares of Common Stock issuable upon conversion of an aggregate of $1,750,000 of 6% Convertible Debenture at a weighted average conversion price of $0.51 per share.  Also includes warrants to purchase 540,541 shares at $0.74 per share, warrants to purchase 540,540 shares at $1.11 per share, warrants to purchase 471,698 shares at $0.53 per share, warrants to purchase 58,333 shares at $1.14 per share and warrants to purchase 50,000 shares at $0.86 per share.

Equity Compensation Plan Information

The following table sets forth certain information regarding warrants outstanding, the Year 2000 employee stock option plan was terminated as of July 1, 2008.  All information set forth below is as of September 30, 2008, pursuant to applicable regulations.

Number of securities remaining
	Number of Securities to	Weighted-average	available for future issuance under
	Be issued upon exercise	exercise price of	equity compensation plans (excluding
	Of outstanding options,	outstanding options,	securities warrants and rights warrants
	Warrants and rights	warrants and rights	and rights reflected in (a)) (a) (b)
	(a)	(b)	(c)
Equity compensation
Plans approved by	4,983,337	$0.82	--
Security holders

Equity compensation
Plans not approved by	--	--	--
Holders
TOTAL	4,983,337	$0.82	--

Shareholder Approved Plans:

The 2000 Stock Option Plan

The Company’s shareholders approved the 2000 Stock Option Plan as amended (the “Plan”) in April 2001.  The Plan and all options granted under the plan have been terminated during the current fiscal year.

Non-Shareholder-Approved Plans:

There are no Non-Shareholder Approved Plans as of September 30, 2008 .

Item 12.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On November 27, 2002, the Company entered into a $1,000,000 6% Convertible Debenture Agreement with BFS US (the “BFS US Debenture”).  The full amount was drawn during the fiscal year ended September 30, 2003.  Interest of 6% per annum will be paid in monthly installments for three years based on the unpaid principal balance.  The BFS US Debenture originally matured on November 27, 2005, at which time the unpaid Principal Amount, and all accrued and unpaid interest and other charges, fees, and payments was due and payable.  The conversion price is set at $1.00 unless, however, the five (5)-day average closing price for the Company’s common stock immediately prior to a disbursement is below $1.00, in which case, such five (5)-day average shall become the Conversion Price.  As of September 30, 2004, we had a note payable principal balance of $1,000,000 in connection with this convertible debenture and no further funds available to borrow on this debenture.  The debenture has certain non-operating covenants associated with the loan.  During the fiscal year and as of September 30, 2008, the Company was in compliance with these covenants.

During July 2003, the BFS US entered into a $750,000 6% Convertible Debenture with the Company.  The full amount was drawn during the fiscal year ended September 30, 2003.  Interest at a rate of 6% per annum is payable in monthly installments for 26 months based on the unpaid principal balance.  The debenture originally matured on November 27, 2005, at which time the unpaid Principal Amount, and all accrued and unpaid interest and other charges, fees, and payments then due under the debenture was due and payable in full.  The debenture is convertible, at the option of the holder into shares of the Company’s common stock, with an initial conversion price of $0.50 per share.  However, if the five (5)-day average closing price for the Common Stock immediately prior to each disbursement is below the $0.50 initial conversion price, the average closing price for such period shall become the conversion price.  As of September 30, 2004, we had a note payable principal balance of $750,000 in connection with this convertible debenture and no further funds available to borrow on this debenture.   The debenture has certain non-operating covenants associated with the loan.  During the fiscal year and as of September 30, 2008, the Company was in compliance with these covenants.

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

During the quarter ended March 31, 2008, the Company negotiated to extend the maturity dates of the entire $2,800,000 of debt that was due January 31, 2008.  Pursuant to renewal and modification agreements signed during the quarter, the Company extended the total debt with an aggregate principal balance of $2,800,000 to May 30, 2008.  In February 2008, the Company received an additional $50,000 from RENN Capital Group funds to pay for legal and accounting fees and support operations. The note was recorded as a loan payable on the Company’s financial reports.  Interest of 8% will be paid in monthly installments beginning March 1, 2008, until the principal balance is paid in full.  Interest may be paid in cash or in unregistered common stock at the Company’s discretion.

Subsequent Event

Pursuant to a Renewal and Modification Agreement dated October 24, 2008 (“Modification Agreement I”)  among BFS US Special Opportunities Trust PLC (“BFS”), Renaissance Capital Growth Income Fund III (“RENN III”) and Renaissance US Growth Investment Trust PLC (“RUSGIT”) (collectively the “Renaissance Lenders”), on the one hand, and CaminoSoft Corp. (“CaminoSoft”), on the other hand, the Renaissance Lenders agreed to extend the maturity dates of the $750,000 of secured subordinated promissory notes from May 30, 2008 to April 30, 2009.

Pursuant to a Renewal and Modification Agreement dated October 24, 2008 (“Modification Agreement II”) between US Special Opportunities Trust PLC (“USOT”) and CaminoSoft, USOT agreed to extend the maturity date of the $1,750,000 Convertible Debentures from May 30, 2008 to April 30, 2009.

Pursuant to a Renewal and Modification Agreement dated October 24, 2008 (“Modification Agreement III”) between Renaissance US Growth Investment Trust PLC (“RUSGIT”) and CaminoSoft, RUSGIT agreed to extend the maturity date of the convertible promissory note of $100,000 from May 30, 2008 to April 30, 2009.

Pursuant to a Renewal and Modification Agreement dated October 24, 2008 (“Modification Agreement IV”) between US Special Opportunities Trust PLC (“USOT”) and CaminoSoft, USOT agreed to extend the maturity date of the convertible promissory note of $100,000 from May 30, 2008 to April 30, 2009.

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

Item 14           PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

During the Company’s prior fiscal year, Weinberg & Company, P.A., was the principal accountant and billed $66,758 for professional services for the audit of the Company’s annual financial statements and review of the Company’s financial statements included in the Company’s Form 10-QSB’s.  The estimated fees for professional services associated with the audit of the Company’s annual financial statements and review of the Company’s financial statements included in the Company’s Form 10-QSB’s for the upcoming fiscal year are $70,000.

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
Chief Financial Officer and
Chief Executive Officer
Date: January 9, 2009

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ ROBERT PEARSON	Director	January 9, 2009
Robert Pearson

/s/ STEPHEN CROSSON	Chief Financial Officer,	January 9, 2009
Stephen Crosson	Chief Executive Officer Secretary, Treasurer and Director

/s/ RUSSELL CLEVELAND	Director	January 9, 2009
Russell Cleveland

/s/ LEE PRYOR	Director	January 9, 2009
Lee Pryor

CAMINOSOFT CORP

CONTENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of September 30, 2008
and September 30, 2007	F-3

Consolidated Statements of Operations for the years ended
September 30, 2008 and 2007	F-4

Consolidated Statements of Shareholders’ Deficiency for the
years ended September 30, 2008 and 2007	F-5

Consolidated Statements of Cash Flows for the years ended
September 30, 2008 and 2007	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
CaminoSoft Corp.

We have audited the accompanying consolidated balance sheets of CaminoSoft Corp. and Subsidiary (the "Company"), as of September 30, 2008 and 2007 and the related consolidated statements of operations, changes in shareholders' deficiency and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of CaminoSoft Corp. and Subsidiary as of September 30, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has had recurring losses from operations and had an accumulated deficit as of September 30, 2008.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans concerning this matter are also described in Note 1.  The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.

Los Angeles, CA
January 6, 2009

CAMINOSOFT CORP.
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2008	2007
ASSETS

Current Assets:
Cash and cash equivalents	$157,980	$72,343

Accounts receivable, net of allowance of $5,000 and $20,000	83,066	190,607

Total Current Assets	241,046	262,950

Property and Equipment, net of accumulated depreciation of	297	4,727
$89,615 and $85,185

Software, net of accumulated amortization of	19,320	65,724
$808,070 and $761,666

Deposits	1,105	9,582

Total Assets	$261,768	$342,983

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable	$223,309	$239,531
Accrued liabilities	99,980	46,326
Deferred revenue	477,391	702,417
Notes payable, net of discount
of $0 and $23,581	2,850,000	2,676,419

Total Current Liabilities	3,650,680	3,664,693

Deferred revenue	-	121,875

Total Liabilities	3,650,680	3,786,568

Shareholders' Deficiency
Common stock, no par value; authorized 100,000,000 shares;
issued and outstanding 16,781,415 and 14,258,756 shares	19,034,685	18,828,909

Accumulated Deficit	(22,423,597)	(22,272,494)

Total Shareholders' Deficiency	(3,388,912)	(3,443,585)

Total Liabilities and Shareholders' Deficiency	$261,768	$342,983

See accompanying notes to Consolidated Financial Statements

CAMINOSOFT CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	September 30,

	2008	2007

SALES	$1,492,180	$2,078,690

COST OF SALES	57,531	164,901

GROSS PROFIT	1,434,649	1,913,789

OPERATING EXPENSES
Sales and administrative	1,135,834	1,960,738
Depreciation	4,430	13,577
Research and Development	245,500	361,965

Total Operating Expenses	1,385,764	2,336,280

Income (loss) From Operations	48,885	(422,491)

OTHER INCOME (EXPENSE)
Interest expense	(200,000)	(312,378)
Interest income	12	18

Total Other Expense	(199,988)	(312,360)

Net Loss	$(151,103)	$(734,851)

Weighted average number of common shares outstanding:
(basic and diluted):	15,202,336	14,258,756

Net loss per common share:
(basic and diluted)	$(0.01)	$(0.05)

See accompanying notes to Consolidated Financial Statements

CAMINOSOFT CORP
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY For the Years Ended September 30, 2008 and 2007

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance at October 1, 2006	14,258,756	$18,669,092	$(21,537,643)	$(2,868,551)

Fair value of options issued to employees and consultants	-	159,817	-	159,817

Net loss for the year ended September 30, 2007	-	-	(734,851)	(734,851)

Balance at September 30, 2007	14,258,756	18,828,909	(22,272,494)	(3,443,585)

Fair value of options issued to employees and consultants	-	13,562	-	13,562

Fair value of stock issued for payment of interest expense	2,522,659	192,214	-	192,214

Net loss for the year ended September 30, 2008	-	-	(151,103)	(151,103)

Balance at September 30, 2008	16,781,415	$19,034,685	$(22,423,597)	$(3,388,912)

See accompanying notes to Consolidated Financial Statements

CAMINOSOFT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	September 30,

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(151,103)	$(734,851)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	50,834	60,017
Fair value of common stock options issued to employees
and consultants	13,562	159,817
Fair value of common stock issued for payment of interest expense	192,214	-
Amortization of debt discount	23,581	144,533
Bad debt expense	-	45,559
Changes in operating assets and liabilities:
Accounts receivable	107,541	12,506
Accounts payable and accrued liabilities	37,432	53,283
Deposits	8,477	-
Deferred revenue	(346,901)	(310,116)

Net cash used in operating activities	(64,363)	(569,252)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing on notes payable	150,000	200,000

Net cash provided by financing activities	150,000	200,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	85,637	(369,252)

CASH AND CASH EQUIVALENTS, beginning of year	72,343	441,595

CASH AND CASH EQUIVALENTS, end of year	$157,980	$72,343

Cash paid for:
Interest	$-	$167,845
Income taxes	$866	$1,600

See accompanying notes to Consolidated Financial Statements

CAMINOSOFT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2008 AND 2007

Note 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company is primarily engaged in the business of developing and marketing data management software.  The Company’s product line includes multiple versions of our core HSM technology compatible with operating systems from Novell, Microsoft, Network Appliance and for use with a variety of computer hardware storage devices, including products from EMC, IBM, HP, Hitachi, NetWork Appliance, Dell and others.  The Company sells and distributes its products through major technology distribution partners including Stack Computer Solutions and Tectrade in the UK, Orchestra in Germany, Amitron in the Netherlands and many other resellers and value added distributors.

In July 2003, the Company incorporated a subsidiary CM Medical Systems, Inc., under the General Corporation Law of California.  As of the date of this filing the Company formally dissolved CM Medical Systems, Inc., as a corporation.  In 2007 the Company incorporated a subsidiary CC Merger Corp. under the General Corporation Law of Nevada.  Currently the subsidiary has no employees, has not issued stock and has not begun operations.

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company had a net loss of $151,103 and utilized cash of $64,363 in operating activities during the year ended September 30, 2008, and had a working capital deficiency of $3,409,634 and shareholders’ deficiency of $3,388,912 at September 30, 2008.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

The Company’s working capital requirements in the foreseeable future will depend on a variety of factors including its ability to sustain its business operations.  On September 6, 2007, the Company entered into an Agreement and Plan of Merger with Shea Development Corp.  On June 24, 2008, the Company formally terminated the Agreement and Plan of Merger with Shea Development Corp.  The Company is currently working on merger, sale and investment opportunities to replace the failed merger with Shea Development Corp.  The Company spent significant time and expense to accommodate the requirements to complete the merger with Shea, including but limited to, significant legal and accounting expense, the opportunity cost of well over a year of limited progress or support by Shea and its management team.  The Company must raise additional capital, complete a merger or sale transaction or it is possible the Company will have to significantly limit or sustain its operations by the end of January 2009.  The Company plans to continue to focus on the integration of its products and solutions with O.E.M. partner products for sales and distribution.  This includes selling products through the distribution channels of the partners.  The Company has new arrangements, which it believes will generate higher levels of revenue in fiscal 2009.  If the Company is unable to achieve projected operating results and/or obtain such additional financing if and when needed, management will be required to curtail growth plans and scale back or discontinue development activities during the first quarter of 2009.  No assurances can be given that the Company will achieve increased revenues.  Further, no assurances can be given that the Company’s current sales pipeline of prospects will be sufficient to support the Company’s planned level of operations.  If revenue is not sustained at current levels or if adequate funds are not available or are not available at acceptable terms, the Company’s ability to continue as a going concern is in question.

CAMINOSOFT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2008 AND 2007

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

The Company uses the allowance method to account for uncollectible trade receivable balances. Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible. Factors used to establish an allowance include the credit quality of the customer and whether the balance is significant. At September 30, 2008 and 2007, trade receivables had a net balance in the amount of $83,066 and $190,607, net of allowances of $5,000 and $20,000, respectively.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost.  Depreciation is calculated using accelerated methods based upon the estimated useful lives of the related assets, primarily three years.

SOFTWARE

Software capitalization is stated at cost.  Amortization is computed on the straight-line method based upon the estimated useful life of the asset, primarily seven years.  Statement of Financial Accounting Standards No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed”, provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established.  The Company capitalized no development costs during the years ended September 30, 2008 and September 30, 2007.

IMPAIRMENT OF LONG-LIVED ASSETS

Management regularly reviews long-lived assets for possible impairment.  This review occurs annually, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.  If there is an indication of impairment, management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition.  If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value.  Based on managements assessment there was no impairment at September 30, 2008 or 2007.

CAMINOSOFT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2008 AND 2007

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

RESEARCH AND DEVELOPMENT

Research and development costs, which consist primarily of software development costs, are expensed as incurred and amounted to $245,500 and $361,965 for the years ended September 30, 2008 and 2007, respectively.

CAMINOSOFT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2008 AND 2007

ADVERTISING

Advertising costs are charged to expense as incurred and such costs were $986 and $4,652 for the years ended September 30, 2008 and 2007, respectively.

STOCK-BASED COMPENSATION

The Company periodically issued stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs.  The Company uses the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.  The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No 96-18: “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring , or in Conjunction with Selling, Goods or Services” and EITF No. 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

As of July 1, 2008, the Company terminated the Year 2000 Employee Stock Option plan completely.  All options granted under the plan were deemed to be of no current or future value.  All employees and consultants who had been issued options under the plan consented to the termination of the plan and all options granted under the plan were cancelled.

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

CONCENTRATIONS

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250,000.  The Company may be exposed to risk for the amount of funds held in one bank in excess of the insurance limit.  In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions.  The Company did not have cash balances in excess of the $250,000 guarantee during the year ended September 30, 2008.

During the year ended September 30, 2008, the Company had two customers that accounted for 16% and 13%  of the Company’s total revenue. During the year ended September 30, 2007, the Company had three customers that accounted for 18%, 13%, and 12% of the total revenue.  As of September 30, 2008 and 2007 the Company had $22,395 (25%) and $19,595 (22%) and $41,292 (20%), 30,512 (14%), and $74,008 (35%), respectively, of gross accounts receivable due for its largest customers.

CAMINOSOFT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2008 AND 2007

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

At September 30, 2008 and 2007, options, warrants and convertible debentures to purchase 9,096,103 and 12,745,603 shares, respectively, were outstanding, but were not included in the computation of diluted loss per common share as the effect would be antidilutive.

REPORTING SEGMENT

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (“SFAS No. 131”) requires certain disclosures of operating segments, as defined in SFAS No. 131.  Management has determined that the Company has only one operating segment and therefore is not required to disclose operating segment information.

RECENT ACCOUNTING PRONOUNCEMENTS

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

CAMINOSOFT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2008 AND 2007

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

The Company does not believe that the adoption of the above recent pronouncements will have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30,
	2008	2007
Furniture and fixtures	$13,084	$13,084
Test and training equipment	76,828	76,828
	89,912	89,912
Less accumulated depreciation	(89,615)	(85,185)
	$297	$4,727

Depreciation expense was $4,430 and $13,577 for the years ending September 30, 2008 and 2007, respectively.

NOTE 3 – SOFTWARE

On September 17 1999, the Company acquired the assets (the “Camino Assets”) of Camino Software Systems, Inc. (“Camino”) for 468,000 shares of the Company’s common stock valued at $187,200 and assumed $315,172 of certain Camino liabilities.  The Camino Assets consisted of the name, Camino Software Systems, Inc., the data storage management software, certain business contracts and intangible personal property.  The Company has allocated the amounts paid and assumed in the amount of $502,372 to the fair value of the software acquired.  The software is being amortized on a straight line basis over seven years.  Net book value of the original purchased software at September 30, 2008 and 2007 was $0.

During the years ended September 30, 2008 and 2007 there was no development cost capitalized.  The net book value for software at September 30, 2008 and 2007 is $19,320 and $65,724, respectively, which includes additional software capitalization prior to fiscal year 2003.

	September 30,
	2008	2007
Software	$827,390	$827,390

Less accumulated amortization	(808,070)	(761,666)
	$19,320	$65,724

CAMINOSOFT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2008 AND 2007

Amortization expense was $46,404 and $46,440 for the years ending September 30, 2008 and 2007, respectively.

NOTE 4 – NOTES PAYABLE

In December 2002, the Company issued a 6% unsecured convertible debenture for $1,000,000 to RENN Capital Group.  Interest of 6% per annum will be paid in monthly installments for three years based on the unpaid principal balance.  The full $1,000,000 was borrowed during the year ended September 30, 2003 and was outstanding as of September 30, 2008 and 2007.  The debenture matured on November 27, 2005, at which time the unpaid principal amount and all accrued and unpaid interest would have become due and payable in full.  The debenture is convertible, at the option of the holder, into shares of the Company’s common stock, with a conversion price of $0.62 per share.  As part of the funding during fiscal year ended September 30, 2003, the Company issued 5 year warrants to the lender to purchase 500,000 shares of the Company’s common stock.  The warrants were valued at $176,224 and recorded as debt discount, and were fully amortized as of November 27, 2005, the initial life of the loan.

In July 2003, the Company issued another 6% unsecured convertible debenture to RENN Capital Group for up to $750,000.  Interest at a rate of 6% per annum is payable in monthly installments for 26 months based on the unpaid principal balance.  The debenture matured on November 27, 2005, at which time the unpaid principal amount and all accrued and unpaid interest would have become due and payable in full.  The debenture is convertible, at the option of the holder, into shares of the Company’s common stock, with a conversion price of $0.41 per share.  At September 30, 2008, the Company had borrowed $750,000, the entire amount available.

Pursuant to a Renewal and Modification agreement dated October 28, 2005, the Company negotiated an extension of the two convertible debentures referenced above with a total principal balance of $1,750,000.  The lender agreed to extend the maturity date of the two 6% Convertible Debentures dated November 27, 2002 in the aggregate principal amount of $1,750,000 to May 27, 2007.  In consideration of such extension, the Company granted the lender a five-year warrant to purchase 175,000 shares of the Company’s common stock at an exercise price of $1.14 per share (subject to adjustment).  The estimated value of the warrant of $166,093 was recorded by the Company as debt discount and was amortized over the term of the extension.  During the years ended September 30, 2008 and 2007, $0 and $73,817, respectively, of discount was amortized and included in the statement of operations. On May 7, 2007 RENN Capital Group agreed to extend the maturity date of $1,750,000 convertible debenture until November 27, 2007.  The Company will continue to pay interest of 6% on the current outstanding principal balance of $1,750,000, monthly during the term of the extension.

During July 2004, the Company received $750,000 from a two year secured loan from Renaissance Capital Group managed funds.  Interest is paid at 7% in monthly installments based on the outstanding principal balance.  As part of the funding, the Company issued five-year warrants to purchase an aggregate of 1,415,094 shares of common stock at an exercise price of $0.53 per share.  The estimated value of the warrants of $311,953 was recorded on the Company’s financial statements as debt discount and was amortized over the life of the loan.  During the years ended September 30, 2008 and 2007, $9,453 and $28,359, respectively, of discount was amortized and included in the statement of operations.

During February 2006, the Company issued to the Renaissance Capital Group managed funds an aggregate of 150,000 warrants to purchase the Company’s common stock at $0.86 per share in consideration of an agreement to extend the $750,000 loan payable maturity date for an additional 18 months.  The new maturity date for the notes was January 19, 2008.  The Company will continue to pay 7% interest on a monthly basis based on the current outstanding principal balance of $750,000.  The estimated value of the warrants of $77,663 was recorded on the Company’s financial statements as debt discount and is being amortized over the term of the extension.  During the years ended September 30, 2008 and 2007, $14,121 and $42,362 respectively, of discount was amortized and included in the statement of operations.

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

CAMINOSOFT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2008 AND 2007

During the quarter ended December 31, 2007, the Company negotiated with RENN Capital Group to extend the maturity dates of all outstanding debt due before January 31, 2008.  Pursuant to renewal and modification agreements the Company extended the total debt with an aggregate principal balance of $2,700,000 to February 27, 2008.  In addition to extending the due date the Company also converted from cash payments of interest to interest payments in unregistered common stock beginning with all interest due and payable during the current quarter.  In October 2007, the Company received an additional $100,000 from RENN Capital Group funds via wire transfer to help pay for legal and accounting fees relating to the merger and acquisition previously in process with Shea Development previously disclosed.  Although the funds have no terms or interest due, the Company recorded it as a loan payable and plans to repay or write off the balance due at the time the other debt is paid or otherwise satisfied.

During the quarter ended March 31, 2008, the Company negotiated to extend the maturity dates of the entire $2,800,000 of debt that was due January 31, 2008.  Pursuant to renewal and modification agreements signed during the quarter, the Company extended the total debt with an aggregate principal balance of $2,800,000 to May 30, 2008.  In February 2008, the Company received an additional $50,000 from RENN Capital Group funds to pay for legal and accounting fees and support operations. The note was recorded as a loan payable on the Company’s financial reports.  Interest of 8% will be paid in monthly installments beginning March 1, 2008, until the principal balance is paid in full.  Interest may be paid in cash or in unregistered common stock at the Company’s discretion.

Pursuant to the Renewal and Modification Agreements dated as of November 12, 2007, all interest payments commencing on November 1, 2007 are due and payable in restricted shares of Company common stock or cash at the Company’s discretion.  The number of shares to be issued shall be equal to the amount of interest payment due divided by the average of the last sales prices (or closing bid prices) for the five trading days immediately preceding the payment date.  As such, during the year ending September 30, 2008, interest expense accruing to the note holders was converted into shares of common stock.

Subsequent to September 30, 2008, pursuant to the Renewal and Modification Agreement dated October 24, 2008 the Company negotiated to extend the maturity dates of the entire $2,850,000 of debt from May 31, 2008 to April 30, 2009.

Annual principal payments for fiscal year 2009 are as follows:

Year ending September 30,	Principal	Debt Discount	Net
2009	$2,850,000	-- --	$2,850,000
Total	$2,850,000	-- --	$2,850,000

NOTE 5 – SHAREHOLDER’S DEFICIENCY

During the fiscal year ended September 30, 2008, the Company issued 2,522,659 shares of unregistered common stock as payment of interest on notes payable for the year ended September 30, 2008.

CAMINOSOFT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2008 AND 2007

STOCK OPTIONS AND WARRANTS

During the year ended September 30, 2008, the Company, with the consent of all option grant holders under the plan, terminated the Year 2000 Employee Stock Option Plan.  No options were exercisable or unexercisable as of September 30, 2008.  During the year ended September 30, 2007, the Company granted no options or warrants.  The aggregate value of the options vesting from October 1, 2007 to June 30, 2008 and during the year ended September 30, 2007 was $13,562 and $159,817, respectively and has been reflected as compensation cost.  As of September 30, 2008, there were no options outstanding and therefore no future amounts will be amortized as compensation expense.  The Company had 6,000,000 shares approved for issuance as part of the employee stock option plan which has been terminated as of September 30, 2008.

The option summary and changes during the years ended September 30, 2008 and 2007 are presented below:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Options outstanding
At September 30, 2006	4,903,500	$1.10

Options granted	----	----
Options expired	(1,254,000)	$1.61

Options outstanding
At September 30, 2007	3,649,500	$0.92

Options cancelled	(3,649,500)	$0.92

Options outstanding
At September 30, 2008	----	$ ----

Options exercisable
At September 30, 2007	3,037,750	$0.94

The warrant summary and changes during the years ended September 30, 2008 and 2007 are presented below:

		Weighted
		Average	Aggregate	Weighted average
	Number of	Exercise	Intrinsic	Remaining contractual
	Shares	Price	value	term (months)
Warrants outstanding
At September 30, 2006	5,003,337	$0.82

Warrants granted	----	----
Warrants expired	20,000	$0.51

Warrants outstanding
At September 30, 2007	4,983,337	$0.82

Warrants granted	----	----
Warrants expired	----	----

Warrants outstanding
At September 30, 2008	4,983,337	$0.82	$	----	6

Warrants exercisable
At September 30, 2008	4,983,337	$0.82	$	----	6

Warrants exercisable
At September 30, 2007	4,983,337	$0.82

The following table summarizes information about warrants outstanding at September 30, 2008.
Outstanding and Exercisable
		Weighted Average
Exercise		Life	Exercise
Price	Warrants	(Months)	Price
0.53	1,415,094	10	0.53
0.74	1,621,623	3	0.74
0.86	150,000	29	0.86
1.11	1,621,620	3	1.11
1.14	175,000	25	1.14
$0.53 - 1.14	4,983,337		$0.82

CAMINOSOFT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE 6 – COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases its facility under a noncancelable operating lease expiring at January 31, 2009.  Future minimum rental payments required under noncancelable operating leases at September 30, 2008 are as follows:

Year Ending September 30,	Amount

2009	10,000

$10,000

Total rent expense for the years ended September 30, 2008 and 2007 amounted to $56,696 and $125,777, respectively.

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

NOTE 7 – INCOME TAXES

The Company’s net deferred tax assets (using a federal corporate income rate of 34%) consist of the following at September 30, 2008 and 2007:

	2008	2007
Benefit of operating loss carryforward	$7,200,000	$7,200,000
Valuation allowance	(7,200,000)	(7,200,000)
Net deferred tax asset	$-	$-

The effective tax rate on loss before income taxes differed from the federal statutory tax rate.  The following summary reconciles income taxes at the federal statutory tax rate with the actual taxes and the effective tax rate:

	September 30,
	2008	2007
Federal statutory tax rate	(34%)	(34%)
State tax, net of federal benefit	(5%)	(5%)
Permanent differences	(1%)	(1%)
	(40%)	(40%)
Change in valuation allowance	40%	40%
Effective tax rate	-%	-%

CAMINOSOFT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2008 AND 2007

At September 30, 2008, the Company has available net operating loss carry-forwards of approximately $19,000,000 for federal income tax purposes which expire in varying amounts through 2028.  The Company’s ability to utilize NOL carry-forwards may be limited in the event that a change in ownership, as defined in the Internal Revenue Code, has or does occur in the future.

Deferred tax assets, before valuation allowance, as of September 30, 2008 were approximately $7,200,000 and primarily arise from the Company’s net operating loss carry forwards.  A valuation allowance of approximately $7,200,000 was provided because management believes that the deferred tax assets are more likely than not to be unrealized.

Effective October 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of September 30, 2008, the Company does not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002. During the periods open to examination, the Company has net operating loss and tax credit carry-forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these net operating loss and tax credit carry-forwards may be utilized in future periods, they remain subject to examination.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of September 30, 2008, the Company has no accrued interest or penalties related to uncertain tax positions.

Exhibit 31
CERTIFICATION
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Annual Report on Form 10-KSB of CaminoSoft Corp., (the “Company”) for the year ended September 30, 2008, as filed with the Securities and Exchange Commission on the date hereof, the undersigned, in the capacity and date indicated below, hereby certifies that:

1.	I have reviewed this annual report on Form 10-KSB of CaminoSoft Corp.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report.

4.
The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and have:

a.
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.
designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.
evaluated the effectiveness of the Company’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.
disclosed in this report any change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter (the Company’s fourth fiscal quarter in the case of an annual report) that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting; and

5.
The Company’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent function):

a.
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company’s ability to record, process, summarize and report financial information; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal control over financial reporting.

January 9, 2009

By:	/s/ Stephen Crosson
Chief Financial Officer and
Chief Executive Officer