Form 10-Q
period 2008-12-31
CAMINOSOFT CORP
filed 2009-02-17
CIK 907686

SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549
______________

FORM 10-Q
__________

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

YES ☐                               NO ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of February 1, 2009: 18,343,280 shares of common stock, no par value.

Transitional Small Business Disclosure Format:

YES ☐                               NO ☒

CAMINOSOFT CORP

INDEX

		PAGE

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of December 31, 2008 (Unaudited) and September 30, 2008	3

	Condensed Consolidated Statements of Operations for the Three Months Ended December 31, 2008 and 2007 (Unaudited)	4

	Condensed Consolidated Statement of Shareholders’ Deficiency for the Three Months Ended December 31, 2008 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2008 and 2007 (Unaudited)	6

	Notes to the Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 4T.	Controls and Procedures	19

PART II - OTHER INFORMATION

Item 5	Other Information	21

Item 6	Exhibits	21

	Signature

	Exhibit 31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART 1
FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

CAMINOSOFT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2008	2008
ASSETS	(Unaudited)

Current Assets:
Cash and cash equivalents	$26,777	$157,980

Accounts receivable, net of allowance of $5,000 and $5,000	38,313	83,066

Total Current Assets	65,090	241,046

Property and Equipment, net of accumulated depreciation of
$89,885 and $89,615	27	297

Software, net of accumulated amortization of
$817,724 and $808,070	9,666	19,320

Deposits	1,105	1,105

Total Assets	$75,888	$261,768

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable	$160,104	$223,309
Accrued liabilities	123,359	99,980
Deferred revenues	355,784	477,391

Notes payable	2,850,000	2,850,000

Total Current Liabilities	3,489,247	3,650,680

Shareholders' Deficiency:
Common stock, no par value; authorized 100,000,000 shares;
issued and outstanding 18,343,280 and 16,781,415 shares	19,079,425	19,034,685

Accumulated Deficit	(22,492,784)	(22,423,597)

Total Shareholders' Deficiency	(3,413,359)	(3,388,912)

Total Liabilities and Shareholders' Deficiency	$75,888	$261,768

See accompanying notes to Condensed Consolidated Financial Statements

CAMINOSOFT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	December 31,

	2008	2007

SALES	$203,085	$474,711

COST OF SALES	9,654	15,274

GROSS PROFIT	193,431	459,437

OPERATING EXPENSES
Sales and administrative	170,611	389,600
Depreciation	270	1,425
Research and development	47,000	79,200

Total Operating Expenses	217,881	470,225

Loss from Operations	(24,450)	(10,788)

OTHER INCOME (EXPENSE)
Interest expense	(44,740)	(61,411)
Interest income	3	4

Total Other Income (Expense)	(44,737)	(61,407)

Net Loss	$(69,187)	$(72,195)

Weighted average number of common shares outstanding:
(basic and diluted):	16,781,415	14,258,756

Net Loss per common share:
(basic and diluted)	-	$(0.01)

See accompanying notes to Condensed Consolidated Financial Statements

CAMINOSOFT CORP.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY
Three Months Ended December 31, 2008
(UNAUDITED)

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance at October 1, 2008	16,781,415	$19,034,685	$(22,423,597)	$(3,388,912)

Fair value of stock issued for payment of interest expense	1,561,865	44,740	-	44,740

Net loss for the three months ended December 31, 2008	-	-	(69,187)	(69,187)

Balance at December 31, 2008	18,343,280	$19,079,425	$(22,492,784)	$(3,413,359)

See accompanying notes to Condensed Consolidated Financial Statements

CAMINOSOFT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	December 31,

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(69,187)	$(72,195)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Fair value of common stock issued for payment of interest expense	44,740	28,996
Depreciation and amortization	9,924	13,035
Fair value of common stock options issued to employees
and consultants	-	5,002
Amortization of debt discount	-	17,679
Changes in operating assets and liabilities:
Accounts receivable	44,753	89,882
Accounts payable and accrued liabilities	(39,826)	42,352
Deferred revenue	(121,607)	(92,955)
Net cash (used in) provided by operating activities	(131,203)	31,796

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing on notes payable	0	100,000

Net cash provided by financing activities	0	100,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(131,203)	131,796

CASH AND CASH EQUIVALENTS, beginning of period	157,980	72,343

CASH AND CASH EQUIVALENTS, end of period	$26,777	$204,139

Cash paid for:
Interest	$0	$0
Income taxes	$0	$853

See accompanying notes to Condensed Consolidated Financial Statements

CAMINOSOFT CORP.
Notes to Condensed Consolidated Financial Statements
Three Months Ended December 31, 2008
(Unaudited)

Note 1:  Basis of Presentation

The accompanying condensed consolidated financial statements of CaminoSoft Corp (the “Company”) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s latest Annual Report on Form 10-KSB.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of December 31 2008, and the statements of its operations for the three month periods ended December 31, 2008 and 2007 and statements of cash flows for the three month periods ended December 31, 2008 and 2007 have been included.  The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company had a net loss of $69,187 and utilized cash of $131,203 in operating activities during the three months ended December 31, 2008, and had a working capital deficiency of $3,424,157 and shareholders’ deficiency of $3,413,359 at December 31, 2008.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.  The Company’s working capital requirements in the foreseeable future will depend on a variety of factors including its ability to raise additional capital.

As of the date of this filing the Company’s board of directors have agreed to and signed a stock purchase agreement to sell the operating assets and liabilities of the current software development business. The assets and liabilities will be transferred into the Company’s wholly owned subsidiary CC Merger Corp. and the subsidiary will be purchased by the current management.  The public entity will remain available for a merger of a business into the public shell or outright sale of the public shell.  The Company will be filing an information statement as soon as practicable.

Note 2:  Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Concentrations

As of December 31, 2008, 14% ($5,976), 12% ($5,000), 11% ($4,677) and 11% ($4,573) of gross accounts receivable were due from four customers, respectively.  One major distributor represented 39% of sales during the three months ended December 31, 2007.

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250,000.  The Company may be exposed to risk for the amounts of funds held in one bank in excess of the insurance limit.  In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions.

Fair Value of Financial Instruments:

The carrying amounts of financial instruments, including cash, accounts receivable, accounts payable, accrued liabilities and deferred revenues, approximate fair value because of their short maturity. The carrying amounts of notes payable approximate fair value because the related effective interest rates on these instruments approximate the rates currently available to the Company.

Effective October 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements." This Statement defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance applies to other accounting pronouncements that require or permit fair value measurements. On February 12, 2008, the FASB finalized FASB Staff Position (FSP) No.157-2, Effective Date of FASB Statement No. 157. This Staff Position delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 had no effect on the Company’s financial position or results of operations.

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

Warrants and convertible debentures to purchase approximately 5,852,860 shares of common stock at various prices were outstanding during the three months ended December 31, 2008 but were not included in the computation of diluted earnings per share for those periods because the Company incurred a loss for those periods, and their effect would be anti-dilutive.

During the three months ended December 31, 2007, options, warrants and convertible debentures to purchase 12,350,353 Shares were outstanding, but were not included in the computation of diluted loss per common share as the effect would be antidilutive.

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

As of July 1, 2008 the Company terminated the Year 2000 Employee Stock Option Plan completely.  All options granted under the plan were deemed to be of no current or future value.  All employees and consultants who had been issued options under the plan consented to the termination of the plan and all options granted under the plan were cancelled.

Recent Accounting Pronouncements

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission of the Public Company Accounting Oversight Board's amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”

The Company does not believe that the adoption of the above recent pronouncements will have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

Note 3:  Notes Payable

In December 2002, the Company issued a 6% convertible debenture for $1,000,000 to RENN Capital Group.  Interest at the rate of 6% per annum will be paid in monthly installments for three years based on the unpaid principal balance.  The full $1,000,000 was borrowed during the year ended September 30, 2003 and was outstanding as of December 31, 2008.  The debenture matured on November 27, 2005, at which time the unpaid principal amount and all accrued and unpaid interest would have become due and payable in full.  The debenture is convertible, at the option of the holder, into shares of the Company’s common stock, with a conversion price of $0.62 per share.  As part of the funding during the fiscal year ended September 30, 2003, the Company issued five-year warrants to the lender to purchase 500,000 shares of the Company’s common stock.  The warrants were valued at $176,224 and recorded as debt discount, and were fully amortized as of November 27, 2005 the initial life of the loan.

In July 2003, the Company issued another 6% convertible debenture for up to $750,000 to RENN Capital Group.  Interest at the rate of 6% per annum is payable in monthly installments for 26 months based on the unpaid principal balance.  The debenture matured on November 27, 2005, at which time the unpaid principal amount and all accrued and unpaid interest would have become due and payable in full.  The debenture is convertible, at the option of the holder, into shares of the Company’s common stock, with a conversion price of $0.41 per share.  At December 31, 2008, the Company had borrowed $750,000, the entire amount available.

Pursuant to a Renewal and Modification agreement dated October 28, 2005, the Company negotiated an extension of the two convertible debentures referenced above with a total principal balance of $1,750,000.  The lender agreed to extend the maturity date of the two 6% Convertible Debentures dated November 27, 2002 in the aggregate principal amount of $1,750,000 to May 27, 2007.  In consideration of such extension, the Company granted the lender a five-year warrant to purchase 175,000 shares of the Company’s Common Stock at an exercise price of $1.14 per share (subject to adjustment).  The estimated value of the warrant of $166,093 was recorded on the Company’s financial statements as debt discount and was fully amortized as of May 27, 2007 the term of the extension.  On May 7, 2007, RENN Capital Group agreed to extend the maturity date of $1,750,000 convertible debenture until November 27, 2007.  The Company will continue to pay interest of 6% on the current outstanding principal balance of $1,750,000, monthly during the term of the extension.

During July 2004, the Company received $750,000 from a two year secured loan from Renaissance Capital Group managed funds.  Interest is paid at 7% in monthly installments based on the outstanding principal balance.  As part of the funding, the Company issued five year warrants to purchase an aggregate of 1,415,094 shares of Common Stock at an exercise price of $0.53 per share.  The estimated value of the warrant of $311,953 was recorded on the Company’s financial statements as debt discount and was fully amortized as of January 19, 2006 the initial life of the loan.

During February 2006, the Company issued to the Renaissance Capital Group managed funds an aggregate of 150,000 warrants to purchase the Company’s common stock at $0.86 per share in consideration of an agreement to extend the $750,000 loan payable maturity date for an additional 18 months.  The new maturity date for the note was January 19, 2008.  The Company will continue to pay 7% interest on a monthly basis based on the current outstanding principal balance of $750,000.  The estimated value of the warrants of $77,663 was recorded on the Company’s financial statements as debt discount and was fully amortized as of January 19, 2008 the term of the extension.

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

Pursuant to the Renewal and Modification Agreements dated as of November 12, 2007, all interest payments commencing on November 1, 2007 are due and payable in restricted shares of Company common stock or cash at the Company’s discretion.  The number of shares to be issued shall be equal to the amount of interest payment due divided by the average of the last sales prices (or closing bid prices) for the five trading days immediately preceding the payment date.  As such, during the three month period ending December 31, 2008, interest expense of $44,740 accruing to the note holders was converted into 1,561,865 shares of common stock.

During the current quarter the Company negotiated an extension of the maturity date of debt with an aggregate value of $2,850,000 from May 31, 2008 to April 30, 2009.

On January 26, 2009, the Company agreed to modify all non convertible debt held by RENN Capital Group managed funds, which included, RENN Capital Growth and Income Fund III, Inc., Renaissance US Growth Investment Trust, Plc., and Global Special Opportunities Trust Plc. Collectively, the (“Lenders”).  The Company had issued to the Lenders promissory notes with an aggregate value of $900,000, the Company and Lenders agree to amend the notes so that such instruments shall be convertible, at any time and from time to time, at the option of the applicable Lender, convertible (in whole or in part) into shares of the Company’s common stock, at a conversion price of $0.01 per share.  The Company also agreed to amend its articles of incorporation to increase the number of shares of its authorized common stock in order to have sufficient shares of common stock to satisfy the full conversion of all the Company’s outstanding securities which are convertible into, or exercisable for, shares of the Company’s common stock, including the notes.

Note 4:  Stock Warrants

A summary of changes in outstanding warrants during the three months are presented below:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value		Weighted Average Remaining Contractual Term (Months)
Warrants outstanding at September 30, 2008	4,983,337	$0.82
Warrants granted	----	----
Warrants expired	(3,243,243)	0.92
Warrants outstanding at December 31, 2008	1,740,094	$0.62	$	----	10
Warrants exercisable at December 31, 2008	1,740,094	$0.62	$	----	10
Warrants exercisable at September 30, 2008	4,983,337	$0.82

The following table summarizes information about warrants outstanding at December 31, 2008.

Outstanding				Exercisable
		Weighted Average			Weighted Average
Exercise		Life	Exercise		Exercise
Price	Warrants	(Months)	Price	Warrants	Price
$0.53	1,415,094	7	0.53	1,415,094	$0.53
0.86	150,000	26	0.86	150,000	0.86
1.14	175,000	22	1.14	175,000	1.14
$0.53-$1.14	1,740,094		$0.62	1,740,094	$0.62

Item 2.                                Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report contains forward-looking statements.  The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed in this section.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof.  The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.  Readers should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-KSB for the fiscal year ended September 30, 2008, the Quarterly Reports on Form 10-QSB filed by the Company and any Current Reports on Form 8-K by the Company.

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

Three-Month Periods Ended December 31, 2008 and December 31, 2007

Sales during the current quarter decreased by approximately $272,000 or 57%, as compared to the quarter ended December 31, 2007.  The decrease in revenue for the current quarter was a result of a large number of pipeline prospects moving projects out of the current year.  In some cases projects were cancelled completely while other new implementations were being delayed into the new calendar year.  The Company’s sales focus during the quarter continued the effort to capitalize on the sales activities with product and distribution partners.  Deferred revenue for sales of annual service contracts decreased as compared to the balance at September 30, 2008 by approximately $122,000, due to recognition of royalties by CA for OEM licensed products and reduced service renewals during the prior year and current three month period.  The deferred revenue balance is approximately $356,000 as of December 31, 2008.

The Company’s HSM products represented approximately 100%, or $13,800, of the new product revenue for the current 3 month period with the high availability products representing earned deferred revenue only during the current quarter.  The service revenue is taken ratably over the term of the service contracts.  During the current quarter, the Company continued to concentrate on selling and developing the sales infrastructure to support the sales forces of O.E.M. partners and integrators who distribute the Company’s solutions.  The Company also continued reduced operations to save cash flow and survive into the new year.

Cost of sales for the current quarter decreased as compared to the quarter ended December 31, 2007 by approximately $5,600, or 37%.  All of the approximately $9,650 of the cost of sales for the current quarter is from amortization of capitalized software development and remains consistent.  Cost of sales includes third party software and hardware expense for sales of integrated systems including the Company’s software solutions pre-loaded on storage hardware.  There were no sales of hardware and no related hardware cost of sales expense during the current or comparable quarter.  The amortization of capitalized software has stabilized with no additional software capitalization during the prior twelve months.  Software development amortization represented 100% of the total cost of sales for the current quarter.  Gross profit decreased in the current quarter as compared to December 31, 2007 by approximately $266,000, or 58%, due to the decrease in sales for the current quarter as compared to the quarter ended December 31, 2007.

Selling and administrative expenses decreased as compared to the quarter ended December 31, 2007 by approximately $219,000, or 56%. The reduction is a result of the Company’s continuing effort to reduce non essential expense and minimize all required expenses.  The largest component of selling and administrative expenses are the employee wages and payroll taxes, which constituted approximately $126,000, or 74%, of the total selling and administrative expense for the current quarter.  The Company anticipates selling and administrative expenses will remain consistent for the remainder of the current fiscal year.

Depreciation and amortization decreased approximately $1,150, or 81%, as compared to the quarter ended December 31, 2007 due to certain office, test equipment, furniture and fixture items fully depreciated at the beginning of the current fiscal quarter.

Research and development expense for the current quarter of $47,000 decreased as compared to the quarter ended December 31, 2007 by approximately $32,000, or 41%.  Research and development expense will fluctuate up or down depending on the status and completion of projects.  The Company has significantly reduced the research and development expense relating to the declining high availability product line.  During the current quarter, no development expense was capitalized under SFAS 86 for software development.

The Company had a loss from operations for the current three-month period of approximately $24,500 as compared to a loss from operations of approximately $10,800 for the three months ended December 31, 2007.  The increase in operating loss for the current quarter is a direct result of the large reduction in sales for the current quarter.  Billings for the current year are down significantly which is increasing the need to reduce all expenses related to the operations.  The Company intends to continue its focus on our partners sales teams with products integrated or compatible with data management and archiving solutions provided to their end user base of clients.

During the current quarter, the Company had net interest expense of approximately $45,000 as compared to approximately $61,000 in net interest expense during the prior year’s quarter.  The decrease of approximately $16,000, or 26%, in interest expense is a result of reduction in monthly non cash interest charges based on current loan payable balances and warrant expenses relating to an extension of the convertible debenture and loan payable maturity dates.  Currently the Company has a principal balance of $1,750,000 on a convertible debenture from RENN Capital Group, with 6% interest paid monthly.  The Company also has a principal balance of $750,000, in connection with a two year 7% loan from RENN Capital Group.  The Company also has a principal balance of $300,000 for a short term loan from RENN Capital Group with interest of 8% on $200,000 of the principal balance being paid in monthly installments.  In February 2008, the Company received an additional $50,000 in funding from the RENN Capital Group with interest of 8% to be paid in unregistered stock or cash at the Company’s discretion.  The note will mature at the same time as other current debt with the RENN Capital Group.  No cash interest was paid during the current quarter and all future interest payments relating to the debt principal on the balance sheet will be paid in cash or unregistered common stock at the Company’s discretion.  The Company negotiated this change in interest payment during the recent extensions of the loan principal maturity dates.

LIQUIDITY AND CAPITAL RESOURCES

The cash balance as of December 31, 2008 of approximately $27,000 showed a decrease of approximately $131,000, or 83%, as compared to the cash balance at year end September 30, 2008.  The decrease in cash was due to continued payment of payables and accrued liabilities during the quarter.  Cash collections and new billings were down significantly during the quarter.   Receivables balances have decreased by approximately $45,000 as compared to the receivables balance at September 30, 2008, due to inconsistent sales during the current three month period.

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

In October 2007, the Company received an additional $100,000 from RENN Capital Group funds to help pay for legal and accounting fees relating to the merger and acquisition process happening at that time with Shea Development now known as Riptide Worldwide, Inc.  previously disclosed.  Although the funds have no terms or interest due, the Company recorded it as a loan payable and plans to repay or write off the balance due at the time the other debt is paid or otherwise satisfied.  In February 2008, the Company received an additional $50,000 8% loan from RENN Capital Group funds via wire transfer to help pay for additional legal and accounting fees relating to the proposed merger and acquisition with Riptide Worldwide, Inc. previously known as Shea Development.  Interest of 8% will be paid in monthly installments beginning March 1, 2008, until the principal balance is paid in full.  Interest can be paid in cash or in unregistered common stock at the Company’s discretion.  During the quarter ended March 31, 2008, the Company negotiated to extend the maturity dates of debt due before March 31, 2008.  Pursuant to renewal and modification agreements the Company extended the total debt with an aggregate principal balance of $2,700,000 to May 30, 2008.  In addition to extending the due date the Company also continued the ability to pay monthly interest in cash or payments in unregistered common stock.  On June 20, 2008 the Company formally terminated the merger and acquisition agreement with Riptide Worldwide, Inc.  Management is currently negotiating maturity extensions for loans and debentures with RENN Capital Group.

Pursuant to renewal and modification agreements dated as of November 12, 2007, all interest payments commencing on November 1, 2007 or after are due and payable in either cash or restricted shares of Company common stock at the Company’s discretion.  The number of shares to be issued shall be equal to the amount of interest payment due divided by the average of the last sale price (or closing bid prices) for the five trading days immediately preceding the payment date.  As such, during the three month period ended December 31, 2008, interest expense of approximately $44,700 was recorded on the Company’s financial statements and paid with the issuance of 1,561,865 shares of unregistered common stock.

During the current quarter the Company negotiated an extension of the maturity date of debt with an aggregate value of $2,850,000.  Pursuant to Renewal and Modification Agreements dated October 24, 2008 the Renaissance Lenders agreed to extend the maturity dates of total debt in the amount of $2,850,000 to April 30, 2009.

On January 26, 2009, the Company agreed to modify all non convertible debt held by RENN Capital Group managed funds, which included, RENN Capital Growth and Income Fund III, Inc., Renaissance US Growth Investment Trust, Plc., and Global Special Opportunities Trust Plc. Collectively, the (“Lenders”).  The Company had issued to the Lenders promissory notes with an aggregate value of $900,000, the Company and Lenders agree to amend the notes so that such instruments shall be convertible, at any time and from time to time, at the option of the applicable Lender, convertible (in whole or in part) into shares of the Company’s common stock, at a conversion price of $0.01 per share.  The Company also agreed to amend its articles of incorporation to increase the number of shares of its authorized common stock in order to have sufficient shares of common stock to satisfy the full conversion of all the Company’s outstanding securities which are convertible into, or exercisable for, shares of the Company’s common stock, including the notes.

Going Concern

 The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company had a net loss of $69,187 and utilized cash of $131,203 in operating activities during the three months ended December 31, 2008, and had a working capital deficiency of $3,424,157 and shareholders’ deficiency of $3,413,359 at December 31, 2008.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

The Company’s working capital requirements in the foreseeable future will depend on a variety of factors including its ability to raise enough additional capital to continue operations.

As of the date of this filing the Company’s board of directors have agreed to and signed a stock purchase agreement to sell the operating assets and liabilities of the current software development business. The assets and liabilities will be transferred into the Company’s wholly owned subsidiary CC Merger Corp. and the subsidiary will be purchased by the current management.  The public entity will remain available for a merger of a business into the public shell or outright sale of the public shell.  The Company will be filing an information statement as soon as practicable.  The stock purchase agreement is attached as an exhibit to this filing.

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

•
Research and development costs, which consist primarily of software development costs, are expensed as incurred.  Statement of Financial Accounting Standards No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS 86”), provides for the capitalization of certain software development costs incurred after technological feasibility of the software is established.  As of December 31, 2008, the Company has capitalized a total of approximately $325,000 of such software development costs.  The Company expects to continue research and development projects into the future along with additional capitalized development as projects reach proof of concept stages of development.  The current net balance of capitalized software is approximately $9,666.  In the current fiscal period the Company has not capitalized any new software development.  Software capitalization is stated at cost.  Amortization is computed on the straight-line and accelerated methods based upon the estimated useful life of the asset, primarily seven years.  During the current three month period the Company had approximately $47,000 in R & D expense compared to approximately $79,200 in the prior year three month period.  The Company will continue the R & D program into the future as new products are developed and integrated into our data management suite of solutions.

•
Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.  We enter into certain arrangements where we are obligated to deliver multiple products and/or services (multiple elements).  In these transactions, we allocate the total revenue among the elements based on the sales price of each element when sold separately (vendor-specific objective evidence).

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission of the Public Company Accounting Oversight Board's amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”

The Company does not believe that the adoption of the above pronouncements will have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

Item 4T                              Controls and Procedures

(a)
As of the end of the period covered by this report, our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act).  Based on their evaluation, the chief executive officer (“CEO”) and chief financial officer (“CFO”) concluded that our disclosure controls and procedures had the material weaknesses in our financial reporting discussed below, our CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2008.

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

(b)	Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

 PART II

OTHER INFORMATION

Item 5.                                Other Information

As of the date of this filing, the Company has executed a stock purchase agreement to sellall of its assets and liabilities except the indebtedness to the RENN Capital Group.   Theassets and liabilities will be transferred into the Company’s  wholly owned subsidiary CC Merger Corp. and the subsidiary will be purchased by Stephen Crosson the Company’s chief executive officer and Neil Murvin the Company’s chief technology officer.  The public entity will remain available for a merger of a business into the public shell or outright sale of the public shell.  The Company will be filing an information statement as soon as practicable.

On January 26, 2009, the Company agreed to modify all non convertible debt held byRENN Capital Group managed funds, which included, RENN Capital Growth andIncome Fund III, Inc., Renaissance US Growth Investment Trust, Plc., and Global Special Opportunities Trust Plc. Collectively, the (“Lenders”).  The Company had issued to the Lenders promissory notes with an aggregate value of $900,000, the Company and Lenders agree to amend the notes so that such instruments shall be convertible, at any time and from time to time, at the option of the applicable Lender, convertible (in whole or in part) into shares of the Company’s common stock, at a conversion price of $0.01 per share.  The Company also agreed to amend its articles of incorporation to increase the number of shares of its authorized common stock in order to have sufficient shares of common stock to satisfy the full conversion of all the Company’s outstanding securities which are convertible into, or exercisable for, shares of the Company’s common stock, including the notes and debentures and to change its corporate name..

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

CAMINOSOFT CORP

Date: February 12, 2009	/s/ Stephen Crosson
Stephen Crosson, Chief Executive Officer and Chief Financial Officer