Form 10-Q
period 2009-03-31
CMSF Corp
filed 2009-06-10
CIK 907686

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

     [x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

Commission file number 1-12312

CMSF CORP.
(Name of registrant as specified in its charter)

               California                    95-3880130

           (State of incorporation)               (I.R.S. Employer Identification No)

600 Hampshire Road, Suite 105, Westlake Village, California 91361

(Address of principal executive offices)

Issuer’s telephone number: (805) 370-3100
CaminoSoft Corp. (Former Name, if changed Since Last Report)

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES X           NO__

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES X           NO__

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

     Large accelerated filer •               Accelerated filer •

     Non-accelerated filer •               Smaller reporting company x

     Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act)
                     YES_X_      NO

     Number of shares outstanding of each of the issuer’s classes of common stock, as of April 1, 2009: 43,803,993 shares of common stock, no par value.

Transitional Small Business Disclosure Format:

YES___          NO X

CMSF CORP.
INDEX
PAGE
PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2009 (Unaudited) and September 30, 2008	3

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2009 and
2008 (Unaudited)	4

Condensed Consolidated Statements of Operations for the Six Months Ended March 31, 2009 and 2008
(Unaudited)	5

Condensed Consolidated Statement of Shareholders’ Deficiency for the Six Months Ended
March 31, 2009 (Unaudited)	6

Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2009 and 2008
(Unaudited)	7

Notes to the Condensed Consolidated Financial Statements (Unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Discontinued
Operations	14

Item 4T. Controls and Procedures	18

PART II - OTHER INFORMATION	19

Item 5 Other Information	20

Item 6 Exhibits	20

Signature	20

Exhibit 31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

CMSF CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2009	2008
ASSETS	(Unaudited)

Assets related to discontinued operations	$-	$261,768

Total Assets	$-	$261,768

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current Liabilities:

Notes payable	$2,850,000	$2,850,000

Total Current Liabilities	2,850,000	2,850,000

Liabilities related to discontinued operations	-	800,680

Total Liabilities	2,850,000	3,650,680

Shareholders' Deficiency:
Common stock, no par value; authorized 500,000,000 shares;
issued and outstanding 43,803,993 and 16,781,415 shares	19,034,685	19,034,685

Accumulated Deficit	(22,184,032)	(22,423,597)

Total Shareholders' Deficiency	(2,850,000)	(3,388,912)

Total Liabilities and Shareholders' Deficiency	$-	$261,768

See accompanying notes to Condensed Consolidated Financial Statements

CMSF CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Sales	$-	$-
Cost of sales	-	-

Gross Profit	-	-

Interest expense	(43,767)	(49,158)

Loss from continuing operations	(43,767)	(49,158)

Discontinued Operations
Income (loss) from discontinued operations	39,343	(80,345)
Gain on disposal of discontinued operations	313,176	-
	352,519	(80,345)

Net Income (loss)	$308,752	($129,503)

Weighted average number of common shares outstanding:
(basic and diluted):	31,696,480	14,839,012

Earnings per common share - basic and diluted:
Loss from continuing operations $ ) $ (0.00)	$(0.00)	$(0.00)
Income (loss) from discontinued operations	0.01	(0.01)
Net Income (loss)
	$0.01	($ 0.01)

See accompanying notes to Condensed Consolidated Financial Statements

CMSF CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended
	March 31,
	2009	2008
Sales	$-	$-
Cost of sales	-	-

Gross Profit	-	-

Interest expense	(88,507)	(110,569)

Loss from continuing operations	(88,507)	(110,569)

Discontinued operations
Income (loss) from discontinued operations	14,896	(91,129)
Gain on disposal of discontinued operations	313,176	-
	328,072	(91,129)

Net Income (loss)	$239,565	($201,698)
Weighted average number of common shares outstanding:
(basic and diluted):	24,156,997	14,547,299

Earnings per common share - basic and diluted:
Loss from continuing operations	$(0.00)	$(0.01)
Income (loss) from discontinued operations	0.01	(0.01)
Net Income (loss)
	$0.01	$($0.01)

See accompanying notes to Condensed Consolidated Financial Statements

CMSF CORP.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY
Six Months Ended March 31, 2009
(UNAUDITED)

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance at October 1, 2008	16,781,415	$19,034,685	($22,423,597)	($3,388,912)

Fair value of stock issued for payment of interest expense	5,938,578	88,507	-	88,507

Stock issued for cash	21,084,000	210,840		210,840

Net income for the six months ended March 31, 2009	-	-	239,565	239,565

Balance at March 31, 2009	43,803,993	$19,334,032	($22,184,032)	($2,850,000)

See accompanying notes to Condensed Consolidated Financial Statements

CMSF CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$239,565	($201,698)

Income (loss) from discontinued operations	328,072	(91,129)
(Loss) from continuing operations	(88,507)	(110,569)
Adjustments to reconcile earnings from continued operations to net cash provided by (used in) operating activities of continued operations:
Fair value of common stock issued for payment of interest expense	88,507	102,782
Amortization of debt discount	-	23,581
Fair value of common stock options issued to employees and
consultants	-	9,358
Net cash provided by (used in) operating activities of continued operations	-	25,152
Net cash used in operating activities of discontinued operations	(210,840)	(175,152)
Net cash used in operating activities	(210,840)	(150,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing on notes payable	-	150,000
Proceeds from sale of common stock	210,840	-
Net cash provided by financing activities	210,840	150,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS, beginning of period	-	-

CASH AND CASH EQUIVALENTS, end of period $ - -	$-	$-

Cash paid for:
Interest	$0	$0
Income taxes	$824	$853

See accompanying notes to Condensed Consolidated Financial Statements

CMSF CORP.
Notes to Condensed Consolidated Financial Statements
Six Months Ended March 31, 2009
(Unaudited)

Note 1: Basis of Presentation

     The accompanying condensed consolidated financial statements of CMSF Corp (the “Company”) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s latest Annual Report on Form 10-KSB. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of March 31 2009, and the statements of its operations for the three month and six month periods ended March 31, 2009 and 2008 and statements of cash flows for the six month periods ended March 31, 2009 and 2008 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year.

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

     Pursuant to a Stock Purchase Agreement dated as of January 26, 2009 (the “Purchase Agreement”) among the Company, CC Merger Corp. (the “Subsidiary”), a wholly owned subsidiary of the Company, and Stephen Crosson and Neil Murvin (collectively, the “Purchasers”), who are related parties, on March 31, 2009, (a) the Company transferred to the Subsidiary substantially all of its assets (the “Purchased Assets”), (b) the Purchasers purchased all of the outstanding shares of the Subsidiary, (c) the Subsidiary assumed all of the Company’s liabilities except any liability relating to indebtedness of the Company owed to funds advised by RENN Capital Group, Inc. (the “RENN Indebtedness”), and (d) the terms of all of the RENN Indebtedness which is not convertible into shares of the Company’s Common Stock were amended to make such indebtedness so convertible at $0.01 per share. The purchase price for the Purchased Assets was $1.00 in cash and 5% of the proceeds, if any, from the sale of all or substantially all of the voting stock of the Subsidiary; the sale of all or substantially all of the assets of the Subsidiary; a merger, share exchange or similar transaction with an unrelated entity pursuant to which the acquiring entity on the equity holders thereof hold more than a majority of the outstanding voting shares of the merged or surviving company; or an initial public offering of the Subsidiary.

     Effective April 21, 2009,in connection with the closing, the Company changed its name to CMSF Corp. and the number of authorized shares of common stock of the Company was increased to 500,000,000. As a result of the foregoing, the Company is now a “shell company” with a plan to seek a reverse merger with an operating company.

Going Concern

     The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The condensed consolidated financial statements reflect the discontinued operating assets and liabilities and the discontinued operations for the periods covered in this report. There are no current operations and the public entity now called CMSF Corp. is a public shell.

     CMSF Corp. intends to pursue a reverse merger candidate with operations and growth to provide a new business as a public entity. The public shell could also be sold outright if an appropriate reverse merger candidate can not be found.

Note 2: Summary of Significant Accounting Policies

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Fair Value of Financial Instruments:

     Fair Value Measurements are determined by the Company’s adoption of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) as of October 1, 2008, with the exception of the application of the statement to non-recurring, non-financial assets and liabilities permitted. The adoption of SFAS 157 did not have a material impact on the Company’s fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities.
Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.
Level 3 – Unobservable inputs based on the Company’s assumptions.

SFAS 157 requires the use of observable market data if such data is available without undue cost and effort.

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

Diluted earnings per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In computing diluted earnings per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the optinos and warrants. Additionally, diluted earnings per share assume that any dilutive convertible debentures outstanding at the beginning of each period were converted at those dates , with related interest and outstanding common shares adjusted accordingly.

     Warrants to purchase approximately 1,740,094 shares of common stock at various prices exceeding $0.01 per share were outstanding during the three and six months ended March 31, 2009 but were not included in the computation of diluted earnings per share for those periods because the respective warrant exercise prices were greater than the average market price of the common shares during those periods, and their effect would be anti-dilutive. The convertible debentures to purchase approximately 94,112,766 shares of common stock were not included in the computation of diluted earnings per share because the effect of conversion would be anti-dilutive.

     Options, warrants, and convertible debentures to purchase approximately 10,954,603 shares of common stock at various prices were outstanding during the three and six months ended March 31, 2008 but were not included in the computation of diluted earnings per share for those periods because the Company incurred a loss for those periods, and their effect would be anti-dilutive.

Recent Accounting Pronouncements

     In December 2007, Financial Accounting Standards Board (FASB) Statement 141R, “Business Combinations (revised 2007)” (SFAS 141R”) was issued. SFAS 141R replaces SFAS 141 “Business Combinations”. SFAS 141R requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS 141R also requires transactions costs related to the business combination to be expensed as incurred. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the changes associated with adoption of SFAS 141R will have a material effect on its financial statements and disclosures.

          In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP No. FAS 141(R)-1 amends and clarifies FASB Statement No. 141(R), to address application issues raised on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. FSP No. FAS 141(R)-1 is effective for the first annual reporting period on or after December 31, 2008. The impact of FSP No. FAS 141(R)-1 on the Company’s consolidated financial statements will depend on the number and size of acquisition transactions, if any, engaged in by the company.

          Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

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

     In July 2003, the Company issued another 6% convertible debenture for up to $750,000 to RENN Capital Group. Interest at the rate of 6% per annum is payable in monthly installments for 26 months based on the unpaid principal balance. The debenture matured on November 27, 2005, at which time the unpaid principal amount and all accrued and unpaid interest would have become due and payable in full. The debenture is convertible, at the option of the holder, into shares of the Company’s common stock, with a conversion price of $0.41 per share. At March 31, 2009, the Company had borrowed $750,000, the entire amount available.

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

Pursuant to the Renewal and Modification Agreements dated as of November 12, 2007, all interest payments commencing on November 1, 2007 are due and payable in restricted shares of Company common stock or cash at the Company’s discretion. The number of shares to be issued shall be equal to the amount of interest payment due divided by the average of the last sales prices (or closing bid prices) for the five trading days immediately preceding the payment date. As such, during the six month period ending March 31, 2009, interest expense of $88,507 accruing to the note holders was converted into 5,938,578 shares of common stock.

During the current quarter the Company negotiated an extension of the maturity date of debt with an aggregate value of $2,850,000 from April 30, 2009 to September 30, 2009.

     On January 26, 2009, the Company modified all non convertible debt held by RENN Capital Group managed funds, which included, RENN Capital Growth and Income Fund III, Inc., Renaissance US Growth Investment Trust, Plc., and Global Special Opportunities Trust Plc. Collectively, the (“Lenders”). The Company had issued to the Lenders promissory notes with an aggregate value of $900,000, the Company and Lenders amended the notes so that such instruments shall be convertible, at any time and from time to time, at the option of the applicable Lender, convertible (in whole or in part) into shares of the Company’s common stock, at a conversion price of $0.01 per share. The Company also amended its articles of incorporation to increase the number of shares of its authorized common stock in order to have sufficient shares of common stock to satisfy the full conversion of all the Company’s outstanding securities which are convertible into, or exercisable for, shares of the Company’s common stock, including the notes.

Note 4: Equity

     During the six months ended March 31, 2009 the Company received $210,840 from the sale of 21,084,000 shares of unregistered common stock to RENN Capital Group at a price of $.01 per share. The Company used the funds to complete the sale of the operations including all professional and other fees related to the sale and filings with the Securities and Exchange Commission. CMSF Corp. currently has no operations as a public shell. The unregistered shares will be issued to RENN Capital Group funds as soon as practicable.

Note 5: Stock Warrants
     A summary of changes in outstanding warrants during the six months are presented below:

		Weighted
		Average	Aggregate	Weighted Average
	Number of	Exercise	Intrinsic	Remaining Contractual
	Shares	Price	Value	Term (Months)
Warrants outstanding at September 30, 2008	4,983,337	$0.82

Warrants granted	-	-
Warrants expired	(3,243,243)	0.92

Warrants outstanding at March 31, 2009	1,740,094	$0.62	$-	7

Warrants exercisable at March 31, 2009	1,740,094	$0.62	$-	7

Warrants exercisable at September 30, 2008	4,983,337	$0.82

The following table summarizes information about warrants outstanding at March 31, 2009.

Outstanding				Exercisable
		Weighted Average			Weighted Average
Exercise		Life	Exercise		Exercise
Price	Warrants	(Months)	Price	Warrants	Price
$ 0.53	1,415,094	4	0.53	1,415,094	$0.53
0.86	150,000	23	0.86	150,000	0.86
1.14	175,000	19	1.14	175,000	1.14

$0.53-$1.14	1,740,094		$0.62	1,740,094	$0.62

Note 6. Discontinued Operations

     Pursuant to a Stock Purchase Agreement dated as of January 26, 2009 (the “Purchase Agreement”) among the Company, CC Merger Corp. (the “Subsidiary”), a wholly owned subsidiary of the Company, and Stephen Crosson and Neil Murvin (collectively, the “Purchasers”), who are related parties, on March 31, 2009, (a) the Company transferred to the Subsidiary substantially all of its assets (the “Purchased Assets”), (b) the Purchasers purchased all of the outstanding shares of the Subsidiary, (c) the Subsidiary assumed all of the Company’s liabilities except any liability relating to indebtedness of the Company owed to funds advised by RENN Capital Group, Inc. (the “RENN Indebtedness”), and (d) the terms of all of the RENN Indebtedness which is not convertible into shares of the Company’s Common Stock were amended to make such indebtedness so convertible at $0.01 per share. The purchase price for the Purchased Assets was $1.00 in cash and 5% of the proceeds, if any, from the sale of all or substantially all of the voting stock of the Subsidiary; the sale of all or substantially all of the assets of the Subsidiary; a merger, share exchange or similar transaction with an unrelated entity pursuant to which the acquiring entity on the equity holders thereof hold more than a majority of the outstanding voting shares of the merged or surviving company; or an initial public offering of the Subsidiary.

     In accordance with the provision of FASB Statement 144 Accounting for the Impairment of Long Lived Asset, we have classified revenues and expenses and profit and loss of the sold business as discontinued operations. The related assets and liabilities have been classified as assets and liabilities held for sales for all periods presented in the accompanying condensed consolidated financial statements.

     The following table sets forth the assets and liabilities related to discontinued operations at March 31, 2009 and September 30, 2008.

	Assets Related to			Liabilities Related to
	Discontinued Operations as of			Discontinuted Operations as of
	March 31,	September 30,		March 31,	September 30,
	2009	2008		2009	2008
Cash	$-	$157,980	Accounts Payable	$-	$223,309
Accounts Receivable	-	83,066	Accrued Liabilities	-	99,980
Long Term Assets	-	20,722	Deferred Revenue	-	477,391
Total	$-	$261,768		$-	$800,680

The following table sets forth the combined results of operations related to discontinued operations for the three and six months ended March 31, 2009 and 2008.

	Six Months Ended		Three Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Revenues	$488,877	$775,793	$285,793	$301,082
Expenses	(473,981)	(866,922)	(246,450)	(381,427)
Net income (loss)	14,896	(91,129)	39,343	(80,345)
Net gain on disposal	313,176	-	313,176	-
Income (loss) from discontinued operations	$328,072	($91,129)	$352,519	($80,345)

     As of the date of purchase, March 31, 2009, the Company had total assets of $276,008 and total liabilities of $589,185, which were acquired or assumed, respectively, by the Purchasers. The net liabilities of $313,177 were purchased for $1 resulting in a net gain on disposal of discontinued operations of $313,176. The Company remains contingently liable for any additional liabilities that may occure as a result of its former operations.

Note 7. Taxes

     At September 30, 2008, The Company had available net operating loss carry-forwards of approximately $19,000,000 for federal income tax purposes which would expire in varying amounts through 2028. Deferred tax assets, before valuation allowance, as of September 30, 2008 were approximately $7,200,000 and primarily arise from the Company’s net operating loss carry forwards. A valuation allowance of approximately $7,200,000 was provided because management believed that the deferred tax asset was more likely than not to be unrealized. Management believes that the gain from the sale of the operations of the Company and sale of the operating assets and liabilities will be covered by the historical operating loss carry forwards. Going forward the Company anticipates additional interest expense from outstanding loan principal balances of approximately $90,000 which will reduce any estimated gain or income from the business sale during the current fiscal year.

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

OVERVIEW

On September 17, 1999, the Company acquired the assets (the “Camino Assets”) of Camino Software Systems, Inc. (“Camino”) for 468,000 shares of the Company’s common stock and assumed $315,172 of certain Camino liabilities. The Camino Assets consisted of the name, Camino Software Systems, Inc., data storage management software, certain business contracts, and intangible personal property. Camino had developed the Highway Server hierarchical storage management (“HSM”) software. The Company has continued development of HSM products and currently supports all levels of Novell NetWare and Microsoft Windows 2000. In addition, the Company has been certified by Computer Associates as “ca smart” for compatibility with the Computer Associates BrightStor Portal and ARCServe back up products. In addition, the Company’s HSM product has been certified for use with EMC Centera and Centera Compliance edition storage hardware. As of the date of this filing the operating assets and liabilities and the software sales and development business have been sold.

     Pursuant to a Stock Purchase Agreement dated as of January 26, 2009 (the “Purchase Agreement”) among the Company, CC Merger Corp. (the “Subsidiary”), a wholly owned subsidiary of the Company, and Stephen Crosson and Neil Murvin (collectively, the “Purchasers”), who are related parties, on March 31, 2009, (a) the Company transferred to the Subsidiary substantially all of its assets (the “Purchased Assets”), (b) the Purchasers purchased all of the outstanding shares of the Subsidiary, (c) the Subsidiary assumed all of the Company’s liabilities except any liability relating to indebtedness of the Company owed to funds advised by RENN Capital Group, Inc. (the “RENN Indebtedness”), and (d) the terms of all of the RENN Indebtedness which is not convertible into shares of the Company’s Common Stock were amended to make such indebtedness so convertible at $0.01 per share. The purchase price for the Purchased Assets was $1.00 in cash and 5% of the proceeds, if any, from the sale of all or substantially all of the voting stock of the Subsidiary; the sale of all or substantially all of the assets of the Subsidiary; a merger, share exchange or similar transaction with an unrelated entity pursuant to which the acquiring entity on the equity holders thereof hold more than a majority of the outstanding voting shares of the merged or surviving company; or an initial public offering of the Subsidiary. In connection with the closing, the Company changed its name to CMSF Corp. and the number of authorized shares of common stock of the Company was increased to 500,000,000. As a result of the foregoing, the Company is now a “shell company” with a plan to seek a reverse merger with an operating company.

Three-Month Periods Ended March 31, 2009 and March 31, 2008, Discontinued Operations

     During the current quarter, the Company had net interest expense of approximately $43,800 as compared to approximately $49,000 in net interest expense during the prior year’s quarter. The decrease of approximately $5,000, or 11%, in interest expense is a result of reduction in monthly non cash interest charges based on current loan payable balances and warrant expenses relating to an extension of the convertible debenture and loan payable maturity dates. Currently the Company has a principal balance of $1,750,000 on a convertible debenture from RENN Capital Group, with 6% interest paid monthly. The Company also has a principal balance of $750,000, in connection with a two year 7% loan from RENN Capital Group. The Company also has a principal balance of $300,000 for a short term loan from RENN Capital Group with interest of 8% on $200,000 of the principal balance being paid in monthly installments. In February 2008, the Company received an additional $50,000 in funding from the RENN Capital Group with interest of 8% to be paid in unregistered stock or cash at the Company’s discretion. The note will mature at the same time as other current debt with the RENN Capital Group. No cash interest was paid during the current quarter and all future interest payments relating to the debt principal on the balance sheet will be paid in cash or unregistered common stock at the Company’s discretion. The Company negotiated this change in interest payment during the recent extensions of the loan principal maturity dates.

Six-Month Periods Ended March 31, 2009 and March 31, 2008, Discontinued Operations

     During the current six month period, the Company had net interest expense of approximately $89,000 as compared to approximately $111,000 in net interest expense during the prior year’s six month period. The decrease of approximately $22,000, or 20%, in interest expense is a result of reduction in monthly non cash interest charges based on current loan payable balances and warrant expenses relating to an extension of the convertible debenture and loan payable maturity dates. Currently the Company has a principal balance of $1,750,000 on a convertible debenture from RENN Capital Group, with 6% interest paid monthly. The Company also has a principal balance of $750,000, in connection with a two year 7% loan from RENN Capital Group. The Company also has a principal balance of $300,000 for a short term loan from RENN Capital Group with interest of 8% on $200,000 of the principal balance being paid in monthly installments. In February 2008, the Company received an additional $50,000 in funding from the RENN Capital Group with interest of 8% to be paid in unregistered stock or cash at the Company’s discretion. The note will mature at the same time as other current debt with the RENN Capital Group. No cash interest was paid during the current six months and all future interest payments relating to the debt principal on the balance sheet will be paid in cash or unregistered common stock at the Company’s discretion. The Company negotiated this change in interest payment during the recent extensions of the loan principal maturity dates.

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

Pursuant to renewal and modification agreements dated as of November 12, 2007, all interest payments commencing on November 1, 2007 or after are due and payable in either cash or restricted shares of Company common stock at the Company’s discretion. The number of shares to be issued shall be equal to the amount of interest payment due divided by the average of the last sale price (or closing bid prices) for the five trading days immediately preceding the payment date. As such, during the six month period ended March 31, 2009, interest expense of approximately $88,507 was recorded on the Company’s financial statements and paid with the issuance of 5,938,577 shares of unregistered common stock.

     On January 26, 2009, the Company modified all non convertible debt held by RENN Capital Group managed funds, which included, RENN Capital Growth and Income Fund III, Inc., Renaissance US Growth Investment Trust, Plc., and Global Special Opportunities Trust Plc. Collectively, the (“Lenders”). The Company had issued to the Lenders promissory notes with an aggregate value of $900,000, the Company and Lenders amended the notes so that such instruments shall be convertible, at any time and from time to time, at the option of the applicable Lender, convertible (in whole or in part) into shares of the Company’s common stock, at a conversion price of $0.01 per share. The Company also amended its articles of incorporation to increase the number of shares of its authorized common stock in order to have sufficient shares of common stock to satisfy the full conversion of all the Company’s outstanding securities which are convertible into, or exercisable for, shares of the Company’s common stock, including the notes.

     Effective April 24, 2009, the Company entered into a Renewal and Modification Agreement (the “Renewal Agreement”) with US Special Opportunities Trust PLC (formerly BFS US Special Opportunities Trust PLC), Renaissance Capital Growth & Income Fund III, Inc., Renaissance US Growth Investment Trust PLC and RENN Capital Group, Inc. pursuant to which the maturity date of the Loan Documents as enumerated in the Renewal Agreement was changed so that payment of the unpaid principal, and all accrued and unpaid interest and any other charges, fees and payments due under the Loan Documents, are due and payable in full on September 30, 2009.

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

·

We review our long-lived assets, for possible impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than its carrying value, we record a write-down to reduce that asset to its estimated fair value. The fair value is determined based on discounted cash flows or appraised values depending on the nature of the asset.

·

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

·

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

·

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2007, Financial Accounting Standards Board (FASB) Statement 141R, “Business Combinations (revised 2007)” (SFAS 141R”) was issued. SFAS 141R replaces SFAS 141 “Business Combinations”. SFAS 141R requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS 141R also requires transactions costs related to the business combination to be expensed as incurred. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the changes associated with adoption of SFAS 141R will have a material effect on its financial statements and disclosures.

          In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP No. FAS 141(R)-1 amends and clarifies FASB Statement No. 141(R), to address application issues raised on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. FSP No. FAS 141(R)-1 is effective for the first annual reporting period on or after December 31, 2008. The impact of FSP No. FAS 141(R)-1 on the Company’s consolidated financial statements will depend on the number and size of acquisition transactions, if any, engaged in by the company.

          Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Item 4T          Controls and Procedures

(a)

As of the end of the period covered by this report, our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on their evaluation, the chief executive officer (“CEO”) and chief financial officer (“CFO”) concluded that our disclosure controls and procedures had the material weaknesses in our financial reporting discussed below, our CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2009.

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

(b)	Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

          During the quarter the Company received $210,840 in cash in return for 21,084,000 shares of unregistered common stock. The Company used the funds to complete the sale of the operations including all professional and other fees related to the sale and filings with the Securities and Exchange Commission. CMSF Corp. currently has no operations as a public shell. The unregistered shares will be issued to RENN Capital Group funds as soon as practicable. The sale was exempt from the regulation requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

Item 5.          Other Information

          As of the date of this filing, the Company has sold all of its assets and transferred all of its liabilities except the indebtedness to the RENN Capital Group. The assets and liabilities were transferred into the Company’s wholly owned subsidiary CC Merger Corp. and the subsidiary was purchased by Stephen Crosson the Company’s chief executive officer and Neil Murvin the Company’s chief technology officer. The public entity will remain available for a merger of a business into the public shell or outright sale of the public shell. The Company filed an information statement on March 24, 2009.

          On January 26, 2009, the Company modified all non convertible debt held by  RENN Capital Group managed funds, which included, RENN Capital Growth and Income Fund III, Inc., Renaissance US Growth Investment Trust, Plc., and Global Special Opportunities Trust Plc. Collectively, the (“Lenders”). The Company had issued to the Lenders promissory notes with an aggregate value of $900,000, and the Company and  Lenders agreed to amend the notes so that such instruments shall be convertible, at any time and from time to time, at the option of the applicable Lender, into shares of the Company’s common stock, at a conversion price of $0.01 per share. The Company also amended its articles of incorporation to increase the number of shares of its authorized common stock to 500,000,000 in order to have sufficient shares of common stock to satisfy the full conversion of all the Company’s outstanding securities which are convertible into, or exercisable for, shares of the Company’s common stock,  including the notes and debentures. The Company also changed its corporate name to CMSF Corp.

Item 6.     (a) Exhibits

3.1	Certificate of Amendment of Articles of Incorporation (incorporated by reference to the Company’s Proxy Statement filed on April 24, 2009)

10.1

Stock Purchase Agreement dated as of January 26, 2009 among the Company, CC Merger Corp, Stephen Crosson and Neil Murvin (incorporated by reference to the Company’s Proxy Statement filed on April 24, 2009)

Exhibit 31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

     In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         CMSF CORP.

Date: June 10, 2009	/s/ Stephen Crosson
Stephen Crosson, Chief Executive Officer and
Chief Financial Officer