Form 10-Q
period 2009-06-30
CMSF Corp
filed 2009-10-07
CIK 907686

SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer 	Accelerated filer 

Non-accelerated filer 	Smaller reporting company x

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act)
        YES_X_                                         NO
Number of shares outstanding of each of the issuer’s classes of common stock, as of July 1, 2009: 50,316,355 shares of common stock, no par value.

Transitional Small Business Disclosure Format:

YES___                                NO X

CMSF CORP

INDEX
			PAGE
PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2009 (Unaudited)
and September 30, 2008			3

Condensed Consolidated Statements of Operations for the Three
Months Ended June 30, 2009 and 2008 (Unaudited)			4

Condensed Consolidated Statements of Operations for the Nine
Months Ended June 30, 2009 and 2008 (Unaudited)			5

Condensed Consolidated Statement of Shareholders’ Deficiency
for the Nine Months Ended June 30, 2009 (Unaudited)			6

Condensed Consolidated Statements of Cash Flows for the Nine
Months Ended June 30, 2009 and 2008 (Unaudited)			7

Notes to the Condensed Consolidated Financial Statements (Unaudited)			8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Discounted Operations		14

Item 4T.	Controls and Procedures		19

PART II - OTHER INFORMATION			21

Item 5	Other Information

Item 6	Exhibits

	Signatures

	Exhibit 31	Certification Pursuant to Section 302 of the
		Sarbanes-Oxley Act of 2002

	Exhibit 32	Certification Pursuant to Section 906 of the
		Sarbanes-Oxley Act of 2002

CMSF CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2009	2008
ASSETS	(Unaudited)

Assets related to discontinued operations	$-	$261,768

Total Assets	$-	$261,768

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current Liabilities:

Accounts payable	$14,342	$-
Notes payable	2,850,000	2,850,000

Total Current Liabilities	2,864,342	2,850,000

Liabilities related to discontinued operations	-	800,680

Total Liabilities	2,864,342	3,650,680

Shareholders' Deficiency:
Common stock, no par value; authorized 500,000,000 shares;
issued and outstanding 50,316,355 and 16,781,415 shares	19,399,155	19,034,685

Accumulated Deficit	(22,263,497)	(22,423,597)

Total Shareholders' Deficiency	(2,864,342)	(3,388,912)

Total Liabilities and Shareholders' Deficiency	$-	$261,768

See accompanying notes to Condensed Consolidated Financial Statements

CMSF CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30,

	2009	2008
Sales	$-	$-
Cost of sales	-	-

Gross Profit	-	-

General and administrative expenses	(35,212)
Interest expense	(44,253)	(44,692)

Loss from continuing operations	(79,465)	(44,692)

Discontinued Operations
Income (loss) from discontinued operations	-	115,512
Gain on disposal of discontinued operations	-	-
	-	115,512

Net Income (loss)	$(79,465)	$70,820

Weighted average number of common shares outstanding:
(basic and diluted):	44,308,242	15,547,426

Earnings per common share - basic and diluted:
Loss from continuing operations	$(0.00)	$(0.00)
Income from discontinued operations	-	0.01

Net Income (loss)	$(0.00)	$0.00

See accompanying notes to Condensed Consolidated Financial Statements

CMSF CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended
	June 30,

	2009	2008
Sales	$-	$-
Cost of sales	-	-

Gross Profit	-	-

General and administrative expenses	(35,212)	-
Interest expense	(132,760)	(155,262)

Loss from operations	(167,972)	(155,262)

Discontinued operations
Income from discontinued operations	14,896	24,384
Gain on disposal of discontinued operations	313,176	-
	328,072	24,384

Net Income (loss)	$160,100	$(130,878)

Weighted average number of common shares outstanding:
(basic and diluted):	29,415,174	14,879,458

Earnings per common share - basic and diluted:
Loss from continuing operations	$(0.01)	$(0.01)
Income from discontinued operations	0.01	0.00

Net Income (loss)	$0.01	$(0.01)

See accompanying notes to Condensed Consolidated Financial Statements

CMSF CORP.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY
Nine Months Ended June 30, 2009
(UNAUDITED)

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance at October 1, 2008	16,781,415	$19,034,685	$(22,423,597)	$(3,388,912)

Fair value of stock issued for payment of interest expense	10,363,924	132,760	-	132,760

Stock issued for cash	23,171,016	231,710	-	231,710

Net income for the nine months ended June 30, 2009	-	-	160,100	160,100

Balance at June 30, 2009	50,316,355	$19,399,155	$(22,263,497)	$(2,864,342)

CMSF CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	June 30,

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$160,100	$(130,878)

Income from discontinued operations	328,072	24,384
(Loss) from continuing operations	(167,972)	(155,262)
Adjustments to reconcile loss from continued operations to net cash provided by (used in) operating activities of continued operations:
Fair value of common stock issued for payment of interest expense	132,760	147,474
Amortization of debt discount	-	23,581
Fair value of common stock options issued to employees and
consultants	-	13,562
Increase in accounts payable	14,342	-
Net cash provided by (used in) operating activities of continued operations	(20,870)	29,355

Net cash used in operating activities of discontinued operations	(210,840)	(179,355)
Net cash used in operating activities	(231,710)	(150,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing on notes payable	-	150,000
Proceeds from sale of common stock	231,710	-
Net cash provided by financing activities	231,710	150,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS, beginning of period	-	-

CASH AND CASH EQUIVALENTS, end of period	$-	$-

Cash paid for:
Interest	$0	$0
Income taxes	$824	$853

See accompanying notes to Condensed Consolidated Financial Statements

CMSF CORP.
Notes to Condensed Consolidated Financial Statements
Nine Months Ended June 30, 2009
(Unaudited)

Note 1:  Basis of Presentation

The accompanying condensed consolidated financial statements of CMSF Corp (the “Company”) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s latest Annual Report on Form 10-KSB.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of June 30 2009, and the statements of its operations for the three month and nine month periods ended June 30, 2009 and 2008 and statements of cash flows for the nine month periods ended June 30, 2009 and 2008 have been included.  The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year.

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

Effective April 21, 2009,in connection with the closing, the Company changed its name from CaminoSoft Corp. to CMSF Corp. and the number of authorized shares of common stock of the Company was increased to 500,000,000.  As a result of the foregoing, the Company is now a “shell company” with a plan to seek a reverse merger with an operating company.

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

Warrants to purchase approximately 1,740,094 shares of common stock at various prices exceeding $0.01 per share were outstanding during the three and nine months ended June 30, 2009 but were not included in the computation of diluted earnings per share for those periods because the respective warrant exercise prices were greater than the average market price of the common shares during those periods, and their effect would be anti-dilutive.  The convertible debentures to purchase approximately 94,112,766 shares of common stock were not included in the computation of diluted earnings per share because the effect of conversion would be anti-dilutive.

Options, warrants, and convertible debentures to purchase approximately 10,954,603 shares of common stock at various prices were outstanding during the nine months ended June 30, 2008 but were not included in the computation of diluted earnings per share for those periods because the Company incurred a loss for those periods, and their effect would be anti-dilutive.

Warrants to purchase approximately 4,983,337 shares of common stock at various prices exceeding $0.07 per share were outstanding during the three months ended June 30, 2008 but were not included in the computation of diluted earnings per share for those periods because the respective warrant exercise prices were greater than the average market price of the common shares during those periods, and their effect would be anti-dilutive.  Options to purchase approximately 1,858,500 shares of common stock at various prices exceeding $0.07 per share were outstanding during the three months ended June 30, 2008 but were not included in the computation of diluted earnings per share for this period, and their effect would be anti-dilutive.  The convertible debentures to purchase approximately 4,112,766 shares of common stock were not included in the computation of diluted earnings per share because the effect of conversion would be anti-dilutive.

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

Note 3:  Notes Payable

In December 2002, the Company issued a 6% convertible debenture for $1,000,000 to RENN Capital Group.  Interest at the rate of 6% per annum will be paid in monthly installments for three years based on the unpaid principal balance.  The full $1,000,000 was borrowed during the year ended September 30, 2003 and was outstanding as of June 30, 2009.  The debenture matured on November 27, 2005, at which time the unpaid principal amount and all accrued and unpaid interest would have become due and payable in full.  The debenture is convertible, at the option of the holder, into shares of the Company’s common stock, with a conversion price of $0.62 per share.  As part of the funding during the fiscal year ended September 30, 2003, the Company issued five-year warrants to the lender to purchase 500,000 shares of the Company’s common stock.  The warrants were valued at $176,224 and recorded as debt discount, and were fully amortized as of November 27, 2005 the initial life of the loan.

In July 2003, the Company issued another 6% convertible debenture for up to $750,000 to RENN Capital Group.  Interest at the rate of 6% per annum is payable in monthly installments for 26 months based on the unpaid principal balance.  The debenture matured on November 27, 2005, at which time the unpaid principal amount and all accrued and unpaid interest would have become due and payable in full.  The debenture is convertible, at the option of the holder, into shares of the Company’s common stock, with a conversion price of $0.41 per share.  At June 30, 2009, the Company had borrowed $750,000, the entire amount available.

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

Pursuant to the Renewal and Modification Agreements dated as of November 12, 2007, all interest payments commencing on November 1, 2007 are due and payable in restricted shares of Company common stock or cash at the Company’s discretion.  The number of shares to be issued shall be equal to the amount of interest payment due divided by the average of the last sales prices (or closing bid prices) for the five trading days immediately preceding the payment date.  As such, during the nine month period ending June 30, 2009, interest expense of $132,760 accruing to the note holders was converted into 10,363,924 shares of common stock (of which 8,802,055 shares are yet to be issued).

During the prior quarter the Company negotiated an extension of the maturity date of debt with an aggregate value of $2,850,000 from April 30, 2009 to September 30, 2009.  As of the date of this filing the Company and Lenders are currently negotiating extension of the maturity date of the debt.

On January 26, 2009, the Company modified all non convertible debt held by RENN Capital Group managed funds, which included, RENN Capital Growth and Income Fund III, Inc., Renaissance US Growth Investment Trust, Plc., and Global Special Opportunities Trust Plc. Collectively, the (“Lenders”).  The Company had issued to the Lenders promissory notes with an aggregate value of $900,000.  The Company and Lenders amended the notes so that such instruments shall be convertible, at any time and from time to time, at the option of the applicable Lender, convertible (in whole or in part) into shares of the Company’s common stock, at a conversion price of $0.01 per share.  The Company also amended its articles of incorporation to increase the number of shares of its authorized common stock in order to have sufficient shares of common stock to satisfy the full conversion of all the Company’s outstanding securities which are convertible into, or exercisable for, shares of the Company’s common stock, including the notes.

Note 4:  Equity

During the nine months ended June 30, 2009  the Company received $231,710 from the sale of 23,171,016 shares of unregistered common stock to RENN Capital Group at a price of $.01 per share.  The Company used the funds to complete the sale of the operations including all professional and other fees related to the sale and on going filings with the Securities and Exchange Commission.  CMSF Corp. currently has no operations as a public shell.  The unregistered shares have not yet been issued, and will be issued to RENN Capital Group funds as soon as practicable.

Note 5:  Stock Warrants

A summary of changes in outstanding warrants during the nine months are presented below:
		Weighted
		Average	Aggregate	Weighted Average
	Number of	Exercise	Intrinsic	Remaining Contractual
	Shares	Price	Value	Term (Months)
Warrants outstanding
at September 30, 2008	4,983,337	$0.82

Warrants granted	-	-
Warrants expired	(3,243,243)	0.92

Warrants outstanding
at June 30, 2009	1,740,094	$0.62	$ ----	4

Warrants exercisable
at June 30, 2009	1,740,094	$0.62	$ ----	4

Warrants exercisable
at September 30, 2008	4,983,337	$0.82

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

The following table sets forth the assets and liabilities related to discontinued operations at June 30, 2009 and September 30, 2008.

		Assets Related to Discontinued Operations as of		Liabilities Related to Discontinuted Operations as of
	June 30,	September 30,		June 30,	September 30,
	2009	2008		2009	2008
Cash	$-	$157,980	Accounts Payable	$-	$223,309
Accounts Receivable	-	83,066	Accrued Liabilities	-	99,980
Long Term Assets	-	20,722	Deferred Revenue	-	477,391
Total	$-	$261,768		$-	$800,680

The following table sets forth the combined results of operations related to discontinued operations for the three and nine months ended June 30, 2009 and 2008.

		Nine Months Ended June 30,	Three Months Ended June 30,
	2009	2008	2009	2008
Revenues	$488,877	$1,208,029	-	$432,236
Expenses	(473,981)	(1,183,645)	-	(316,724)
Net income	14,896	24,384	-	115,512
Net gain on disposal	313,176	-	-	-
Income from discontinued operations	$328,072	$24,384	-	$115,512

As of the date of purchase, March 31, 2009, the Company had total assets of $276,008 and total liabilities of $589,185, which were acquired or assumed, respectively, by the Purchasers.  The net liabilities of $313,177 were purchased for $1 resulting in a net gain on disposal of discontinued operations of $313,176.  The Company remains contingently liable for any additional liabilities that may occur as a result of its former operations.

Item 2.                                Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report contains forward-looking statements.  The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed in this section.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof.  The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.  Readers should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-KSB for the fiscal year ended September 30, 2008, the Quarterly Reports on Form 10-Q filed by the Company and any Current Reports on Form 8-K by the Company.

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

Three-Month Periods Ended June 30, 2009 and June 30, 2008, Discontinued Operations

During the current quarter, the Company had net interest expense of approximately $44,250 as compared to approximately $44,690 in interest expense during the prior year’s quarter.  Currently the Company has a principal balance of $1,750,000 on a convertible debenture from RENN Capital Group, with 6% interest paid monthly.  The Company also has a principal balance of $750,000, in connection with a two year 7% loan from RENN Capital Group.  The Company also has a principal balance of $300,000 for a short term loan from RENN Capital Group with interest of 8% on $200,000 of the principal balance being paid in monthly installments.  In February 2008, the Company received an additional $50,000 in funding from the RENN Capital Group with interest of 8% to be paid in unregistered stock or cash at the Company’s discretion.  The note will mature at the same time as other current debt with the RENN Capital Group.  No cash interest was paid during the current quarter and all future interest payments relating to the debt principal on the balance sheet will be paid in cash or unregistered common stock at the Company’s discretion.  The Company negotiated this change in interest payment during the recent extensions of the loan principal maturity dates.

During the current three month period the Company incurred approximately $35,200 in expenses relating to the public shell.  Of these approximately $14,300 remain unpaid.  During the quarter RENN Capital Group managed funds purchased 2,087,000 shares of common stock at a price of $0.01 per share to pay for ongoing public company expenses.

Nine-Month Periods Ended June 30, 2009 and June 30, 2008, Discontinued Operations

During the current nine month period, the Company had net interest expense of approximately $133,000 as compared to approximately $155,000 in net interest expense during the prior year’s nine month period.  The decrease of approximately $22,000, or 14%, in interest expense is a result of reduction in monthly non cash interest charges based on current loan payable balances and warrant expenses relating to an extension of the convertible debenture and loan payable maturity dates.  Currently the Company has a principal balance of $1,750,000 on a convertible debenture from RENN Capital Group, with 6% interest paid monthly.  The Company also has a principal balance of $750,000, in connection with a two year 7% loan from RENN Capital Group.  The Company also has a principal balance of $300,000 for a short term loan from RENN Capital Group with interest of 8% on $200,000 of the principal balance being paid in monthly installments.  In February 2008, the Company received an additional $50,000 in funding from the RENN Capital Group with interest of 8% to be paid in unregistered stock or cash at the Company’s discretion.  The note will mature at the same time as other current debt with the RENN Capital Group as of September 30, 2009.  No cash interest was paid during the current nine months and all future interest payments relating to the debt principal on the balance sheet will be paid in cash or unregistered common stock at the Company’s discretion.  The Company negotiated this change in interest payment during the recent extensions of the loan principal maturity dates.

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

Pursuant to renewal and modification agreements dated as of November 12, 2007, all interest payments commencing on November 1, 2007 or after are due and payable in either cash or restricted shares of Company common stock at the Company’s discretion.  The number of shares to be issued shall be equal to the amount of interest payment due divided by the average of the last sale price (or closing bid prices) for the five trading days immediately preceding the payment date.  As such, during the nine month period ended June 30, 2009, interest expense of approximately $132,800 was recorded on the Company’s financial statements and paid with the issuance of 10,363,924 shares of unregistered common stock.

On January 26, 2009, the Company modified all non convertible debt held by RENN Capital Group managed funds, which included, RENN Capital Growth and Income Fund III, Inc., Renaissance US Growth Investment Trust, Plc., and Global Special Opportunities Trust Plc. Collectively, the (“Lenders”).  The Company had issued to the Lenders promissory notes with an aggregate value of $900,000.  The Company and Lenders amended the notes so that such instruments shall be convertible, at any time and from time to time, at the option of the applicable Lender, convertible (in whole or in part) into shares of the Company’s common stock, at a conversion price of $0.01 per share.  The Company also amended its articles of incorporation to increase the number of shares of its authorized common stock in order to have sufficient shares of common stock to satisfy the full conversion of all the Company’s outstanding securities which are convertible into, or exercisable for, shares of the Company’s common stock, including the notes.

Effective April 24, 2009, the Company entered into a Renewal and Modification Agreement (the “Renewal Agreement”) with US Special Opportunities Trust PLC (formerly BFS US Special Opportunities Trust PLC), Renaissance Capital Growth & Income Fund III, Inc., Renaissance US Growth Investment Trust PLC and RENN Capital Group, Inc. pursuant to which the maturity date of the Loan Documents as enumerated in the Renewal Agreement was changed so that payment of the unpaid principal, and all accrued and unpaid interest and any other charges, fees and payments due under the Loan Documents, are due and payable in full on September 30, 2009.  As of the date of this filing the Company and Lenders are negotiating an extension of the maturity dates of all the notes.

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

Item 4T                                Controls and Procedures

(a)
As of the end of the period covered by this report, our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act).  Based on their evaluation, the chief executive officer (“CEO”) and chief financial officer (“CFO”) concluded that our disclosure controls and procedures had the material weaknesses in our financial reporting discussed below, our CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2009.

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

(b)	Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

 PART II

OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter the Company received $20,870 in cash in return for 2,087,000shares of unregistered common stock.  The Company used the funds to pay the overheadexpense of the public shell for management consulting, legal and accounting and stock transfer agent fees related to the ongoing filings with the Securities and Exchange Commission..  CMSF Corp. currently has no operations as a public shell.  The unregistered shares will be issued to RENN Capital Group funds as soon as practicable.  The sale was exempt from the regulation requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

Item 5.                                Other Information

As of the date of this filing, the Company has sold all of its assets and transferred all of itsliabilities except the indebtedness to the RENN Capital Group.   The assets and liabilitieswere transferred into the Company’s  wholly owned subsidiary CC Merger Corp. and the subsidiary was purchased by Stephen Crosson the Company’s chief executive officer and Neil Murvin the Company’s chief technology officer.  The public entity will remain available for a merger of a business into the public shell or outright sale of the public shell.  The Company filed an information statement on March 24, 2009.

On January 26, 2009, the Company modified all non convertible debt held byRENN Capital Group managed funds, which included, RENN Capital Growth andIncome Fund III, Inc., Renaissance US Growth Investment Trust, Plc., and Global Special Opportunities Trust Plc. Collectively, the (“Lenders”).  The Company had issued to the Lenders promissory notes with an aggregate value of $900,000, and the Company and Lenders agreed to amend the notes so that such instruments shall be convertible, at any time and from time to time, at the option of the applicable Lender, into shares of the Company’s common stock, at a conversion price of $0.01 per share.  The Company also amended its articles of incorporation to increase the number of shares of its authorized common stock to 500,000,000 in order to have sufficient shares of common stock to satisfy the full conversion of all the Company’s outstanding securities which are convertible into, or exercisable for, shares of the Company’s common stock, including the notes and debentures.  The Company also changed its corporate name to CMSF Corp.

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

CMSF CORP

Date:  October 6, 2009                                                           /s/ Stephen Crosson
Stephen Crosson, Chief Executive Officer and
Chief Financial Officer