Form 10-Q/A
period 2009-06-30
CMSF Corp
filed 2009-10-08
CIK 907686

SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q/A
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

Commission file number 1-12312

CMSF CORP.
(Name of registrant as specified in its charter)

California	95-3880130
(State of incorporation)	(I.R.S. Employer Identification No)

980 Enchanted Way, Suite 201, Simi Valley, California 93065
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
YES __                                NO__
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

YES___                                NO X

.

CMSF CORP.

INDEX

PART I - FINANCIAL INFORMATION			PAGE

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2009 (Unaudited)
and September 30, 2008			3

Condensed Consolidated Statements of Operations for the Three
Months Ended June 30, 2009 and 2008 (Unaudited)			4

Condensed Consolidated Statements of Operations for the Nine
Months Ended June 30, 2009 and 2008 (Unaudited)			5

Condensed Consolidated Statement of Shareholders’ Deficiency
for the Nine Months Ended June 30, 2009 (Unaudited)			6

Condensed Consolidated Statements of Cash Flows for the Nine
Months Ended June 30, 2009 and 2008 (Unaudited)			7

Notes to the Condensed Consolidated Financial Statements (Unaudited)			8

Item 2.	Management’s Discussion and Analysis of Financial Condition
	And Results of Discontinued Operations		15

Item 4T.	Controls and Procedures		18

PART II - OTHER INFORMATION			20

Item 5	Other Information

Item 6	Exhibits

	Signature

	Exhibit 31	Certification Pursuant to Section 302
		of the Sarbanes-Oxley Act of 2002

	Exhibit 32	Certification Pursuant to Section 906
		of the Sarbanes-Oxley Act of 2002

CMSF CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2009	2008
ASSETS	(Unaudited)

Assets related to discontinued operations	$-	$261,768

Total Assets	$-	$261,768

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current Liabilities:

Accounts payable	$14,342	$-
Notes payable	2,850,000	2,850,000

Total Current Liabilities	2,864,342	2,850,000

Liabilities related to discontinued operations	-	800,680

Total Liabilities	2,864,342	3,650,680

Shareholders' Deficiency:
Common stock, no par value; authorized 500,000,000 shares;
issued and outstanding 50,316,355 and 16,781,415 shares	19,399,155	19,034,685

Accumulated Deficit	(22,263,497)	(22,423,597)

Total Shareholders' Deficiency	(2,864,342)	(3,388,912)

Total Liabilities and Shareholders' Deficiency	$-	$261,768

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

Note 5:  Stock Warrants

A summary of changes in outstanding warrants during the nine months are presented below:
		Weighted		Weighted Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
	Shares	Price	Value	Term (Months)

Warrants outstanding at September 30, 2008	4,983,337	$0.82

Warrants granted	-	-
Warrants expired	(3,243,243)	0.92

Warrants outstanding at June 30, 2009	1,740,094	$0.62	$-	4

Warrants exercisable at June 30, 2009	1,740,094	$0.62	$-	4

Warrants exercisable at September 30, 2008	4,983,337	$0.82

The following table summarizes information about warrants outstanding at June 30, 2009.

Outstanding				Exercisable
		Weighted Average			Weighted Average
Exercise		Life	Exercise		Exercise
Price	Warrants	(Months)	Price	Warrants	Price
$0.53	1,415,094	1	0.53	1,415,094	$0.53
0.86	150,000	20	0.86	150,000	0.86
1.14	175,000	16	1.14	175,000	1.14

$0.53-$1.14	1,740,094		$0.62	1,740,094	0.62

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

Critical Accounting Policies and Estimates (continued)

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

PART II

OTHER INFORMATION

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter the Company received $20,870 in cash in return for 2,087,000 shares of unregistered common stock.  The Company used the funds to pay the overhead expense of the public shell for management consulting, legal and accounting and stock transfer agent fees related to the ongoing filings with the Securities and Exchange Commission..  CMSF Corp. currently has no operations as a public shell.  The unregistered shares will be issued to RENN Capital Group funds as soon as practicable.  The sale was exempt from the regulation requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

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

On January 26, 2009, the Company modified all non convertible debt held by RENN Capital Group managed funds, which included, RENN Capital Growth and Income Fund III, Inc., Renaissance US Growth Investment Trust, Plc, and Global Special Opportunities Trust Plc. Collectively, the (“Lenders”).  The Company had issued to the Lenders promissory notes with an aggregate value of $900,000, and the Company and Lenders agreed to amend the notes so that such instruments shall be convertible, at any time and from time to time, at the option of the applicable Lender, into shares of the Company’s common stock, at a conversion price of $0.01 per share.  The Company also amended its articles of incorporation to increase the number of shares of its authorized common stock to 500,000,000 in order to have sufficient shares of common stock to satisfy the full conversion of all the Company’s outstanding securities which are convertible into, or exercisable for, shares of the Company’s common stock, including the notes and debentures.  The Company also changed its corporate name to CMSF Corp.

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

CMSF CORP

October 8, 2009	By:	/s/ Stephen Crosson
Stephen Crosson
Chief Executive Officer and Chief Financial Officer