Form 10-K
period 2009-09-30
CMSF Corp
filed 2009-11-18
CIK 907686

SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549
________________
FORM 10-K
     [x]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                                                                                                                      SECURITIES EXCHANGE ACT OF 1934
   For the fiscal year ended September 30, 2009
or
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
980 Enchanted Way, Simi Valley, California 93065
(Address of principal executive offices)
Issuer’s telephone number: (805) 370-3100
Securities registered under Section 12(b) of the Exchange Act: None
                                                                                               Securities registered under Section 12(B) of the Exchange Act: Common Stock no par value.

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act       Yes       No  X

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the latest Exchange Act.[ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
Large accelerated filer                                                                 Accelerated filer 

Non-accelerated filer                                                                 Smaller reporting company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act.)         Yes X         NO __

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 30, 2009 was approximately $54,000

Number of shares outstanding of each of the registrant’s classes of common stock as of November 1, 2009: 174,768,543 shares of common stock, no par value.

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

PART I

Item 1.                                BUSINESS

Prior to April 1, 2009, the Company had been engaged in the development, marketing and sale of data storage management software.  Pursuant to a Stock Purchase Agreement dated as of January 26, 2009 (the “Purchase Agreement”) among the Company, CC Merger Corp. (the “Subsidiary”), a wholly owned subsidiary of the Company, and Stephen Crosson and Neil Murvin (collectively, the “Purchasers”), who are related parties, on March 31, 2009, (a) the Company transferred to the Subsidiary substantially all of its assets (the “Purchased Assets”), (b) the Purchasers purchased all of the outstanding shares of the Subsidiary, (c) the Subsidiary assumed all of the Company’s liabilities except any liability relating to indebtedness of the Company owed to funds advised by RENN Capital Group, Inc. (the “RENN Indebtedness”), and (d) the terms of all of the RENN Indebtedness which is not convertible into shares of the Company’s Common Stock were amended to make such indebtedness so convertible at $0.01 per share.  The purchase price for the Purchased Assets was $1.00 in cash and 5% of the proceeds, if any, from the sale of all or substantially all of the voting stock of the Subsidiary Company; the sale of all or substantially all of the assets of the Subsidiary for; a merger, share exchange or similar transaction with an unrelated entity pursuant to which the acquiring entity on the equity holders thereof hold more than a majority of the outstanding voting shares of the merged or surviving company; or an initial public offering of the Subsidiary.  The purchased assets included the name “CaminoSoft,” the data storage management software and personal property.

Effective October 9, 2009, all outstanding RENN Indebtedness (including accrued interest) was converted into an aggregate of 113,883,770 shares of unregistered common stock.

Effective April 21, 2009, in connection with the closing, the Company changed its name from CaminoSoft Corp. to CMSF Corp. and the number of authorized shares of common stock of the Company was increased to 500,000,000.  As a result of the foregoing, the Company is now a “shell company” with a plan to seek a reverse merger with an operating company.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities.  The consolidated financial statements reflect the discontinued operating assets and liabilities and the discontinued operations for the periods covered in this report.  Through September 30, 2009, the Company has incurred accumulated losses of $22,326,180.

The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital.  The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company does not have sufficient resources to fund its operations for the next twelve months.  The Company has no operations and is a public shell.  The Company intends to pursue a reverse merger candidate with operations and growth to provide a new business as a public entity.  However, the Company has not entered into any merger agreements and there can be no assurance that such an agreement can be entered into or on terms that would be favorable to the Company and its shareholders.

Item 2.                      PROPERTIES

As of the date of this filing the Company leases no offices with space, its mailing address is being provided by the former operational management.

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

Item 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company had no submission of matters to a vote of security holders during the fourth quarter of the current fiscal year.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock is currently traded in the Pink Sheets under the symbol “CMSF”.  The following table sets forth the high and low sales prices for the Common Stock during the two most recent fiscal years.  The prices reflect inter-dealer prices without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                                                                                               Common Stock Sales Prices
Symbol “CMSF”	High	Low

Year Ended September 30, 2008
October 1, 2007 – December 31, 2007	$0.16	$0.08

January 1, 2008 – March 31, 2008	$0.10	$0.05

April 1, 2008 – June 30, 2008	$0.08	$0.07

July 1, 2008 – September 30, 2008	$0.09	$0.06

Year Ended September 30, 2009

October 1, 2008 – December 31, 2008	$0.08	$0.01

January 1, 2009 – March 31, 2009	$0.01	$0.01

April 1, 2009 – June 30, 2009	$0.01	$0.01

July 1, 2009 – September 30, 2009	$0.02	$0.01

During the year ended September 30, 2009, the Company received approximately $245,000 from the sale of 24,604,881 shares of unregistered common stock to RENN Capital Group at a price of $0.01 per share (of which 2,792,481 shares were not issued as of September 30, 2009).  The Company used the funds to complete the sale of the operations including all professional and other fees related to the sale and ongoing filings with the Securities and Exchange Commission.

Effective October 9, 2009, all outstanding indebtedness owed to funds advised by RENN Capital Group, Inc. was converted into an aggregate of 113,446,099 shares of the Company's Common Stock.  The indebtedness included $1,750,000 in a convertible debenture (which converted at the rate of $0.507820582 per share) and $1,100,000 in principal for promissory notes (which converted at the rate of $0.01 per share).

    All of the foregoing securities were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to
 Section 4(2) thereunder and Regulation D promulgated therefore, No commission were paid.

    As of September 30, 2009, there were 134 holders of record of the Company's common stock.  To date, the Company has not declared or paid any cash dividends with respect to its Common Stock.

Item 6.                      SELECTED FINANCIAL DATA

Not Applicable

Item 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Annual Report.

OVERVIEW

Prior to April 1, 2009, the Company had been engaged in the development, marketing and sale of data storage management software.  Pursuant to a Stock Purchase Agreement dated as of January 26, 2009 (the “Purchase Agreement”) among the Company, CC Merger Corp. (the “Subsidiary”), a wholly owned subsidiary of the Company, and Stephen Crosson and Neil Murvin (collectively, the “Purchasers”), who are related parties, on March 31, 2009, (a) the Company transferred to the Subsidiary substantially all of its assets (the “Purchased Assets”), (b) the Purchasers purchased all of the outstanding shares of the Subsidiary, (c) the Subsidiary assumed all of the Company’s liabilities except any liability relating to indebtedness of the Company owed to funds advised by RENN Capital Group, Inc. (the “RENN Indebtedness”), and (d) the terms of all of the RENN Indebtedness which is not convertible into shares of the Company’s Common Stock were amended to make such indebtedness so convertible at $0.01 per share.  The purchase price for the Purchased Assets was $1.00 in cash and 5% of the proceeds, if any, from the sale of all or substantially all of the voting stock of the Subsidiary Company; the sale of all or substantially all of the assets of the Subsidiary for; a merger, share exchange or similar transaction with an unrelated entity pursuant to which the acquiring entity on the equity holders thereof hold more than a majority of the outstanding voting shares of the merged or surviving company; or an initial public offering of the Subsidiary.  The purchased assets included the name “CaminoSoft,” the data storage management software and personal property.

Effective October 9, 2009, all outstanding RENN Indebtedness (including accrued interest) was converted into an aggregate of 113,883,770 shares of unregistered common stock.

    Effective April 21, 2009, in connection with the closing, the Company changed its name from CaminoSoft Corp. to CMSF Corp. and the number of authorized shares of common stock of the Company was increased to 500,000,000.  As a result of the foregoing, the Company is now a “shell company” with a plan to seek a reverse merger with an operating company.

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

Revenue.
•
Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the fee is fixed or determinable, and collectability is probable.  We enter into certain arrangements where we are obligated to deliver multiple products and/or services (multiple elements).  In these transactions, we allocate the total revenue among the elements based on the sales price of each element when sold separately (vendor-specific objective evidence).

Revenue for products licensed to original equipment manufacturers (OEM’s), and perpetual licenses for current products in our server based data management suite of products is recognized as products are shipped.  If annual service is a part of the sale agreement that portion of the revenue is recorded as unearned due to undelivered elements including, annual telephone support and the right to receive unspecified upgrades/updates of our data management products on a when-and-if-available basis.  Unspecified upgrades, or patches, are included in our product support fee.  The upgrades are delivered only on a when-and-if-available basis and as defined in SOP 97-2, are considered Post contract Customer Support (“PCS”).  Vendor-specific objective evidence does exist for these services in the aggregate; however, no vendor-specific objective evidence exists for the unspecified upgrades on a stand -alone basis.  When-and-if-available deliverables should be considered in determining whether an arrangement includes multiple elements; however, SOP 97-2 states that if sufficient vendor-specific objective evidence does not exist for the allocation of revenue to the various elements of the arrangement, and if the only undelivered element in an arrangement is PCS, the entire fee for the support should be recognized ratably.  Because the timing, frequency, and significance of unspecified upgrades/updates can vary considerably, the point at which unspecified upgrades/updates are expected to be delivered should not be used to support income recognition on other than a straight-line basis.  As such, the Company recognizes the product support fee consisting of PCS and unspecified upgrades/updates ratably over the service contract period.

RESULTS OF OPERATIONS

FISCAL YEARS ENDED SEPTEMER 30, 2009 AND SEPTEMBER 30, 2008
DISCONTINUED OPERATIONS

During the current fiscal year, the Company had net interest expense of $177,500 as compared to $200,000 in net interest expense during the prior fiscal year.  The decrease of $22,500, or 11%, in interest expense is a result of reduction in monthly non cash interest charges based on current loan payable balances and warrant expenses relating to an extension of the convertible debenture and loan payable maturity dates.  As of September 30, 2009, the Company had a principal balance of $1,750,000 on a convertible debenture from RENN Capital Group, with 6% interest paid monthly.  The Company also had a principal balance of $750,000, in connection with a two year 7% loan from RENN Capital Group.  The Company also had a principal balance of $300,000 for a short term loan from RENN Capital Group with interest of 8% on $200,000 of the principal balance being paid in monthly installments.  In February 2008, the Company received an additional $50,000 in funding from the RENN Capital Group with interest of 8% to be paid in unregistered stock or cash at the Company’s discretion.  The note matured at the same time as other current debt with the RENN Capital Group as of September 30, 2009.  No cash interest was paid during the current fiscal year and all future interest payments relating to the debt principal on the balance sheet will be paid in cash or unregistered common stock at the Company’s discretion.  The Company negotiated this change in interest payment during the prior fiscal year.

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

Effective October 9, 2009, all outstanding indebtedness owed to funds advised by RENN Capital Group, Inc., was converted into an aggregate of 113,446,099 shares of the Company’s Common Stock.  The indebtedness  included $1,750,000 in a convertible debenture (which converted at the rate of $0.507820582 per share) and $1,100,000 in principal for promissory notes (which converted at the rate of $0.01 per share.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended September 30, 2009, the Company received approximately $245,000 from the sale of 24,604,881 shares of unregistered common stock to RENN Capital Group at a price of $0.01 per share (of which 2,792,481 shares were not issued as of September 30, 2009).  The Company used the funds to complete the sale of the operations including all professional and other fees related to the sale and ongoing filings with the Securities and Exchange Commission.

    Effective October 9, 2009, all outstanding indebtedness owed to funds advised by RENN Capital Group, Inc., was converted into an aggregate of 113,446,099 shares of the Company’s Common Stock.  The indebtedness included $1,750,000 in a convertible debenture (which converted at the rate of $0.507820582 per share) and $1,100,000 in principal for promissory notes (which converted at the rate of $0.01 per share.

The Company currently has no cash or other assets to support its operations which consist solely of complying with its reporting obligations as a public company.  Although there is no binding agreement in effect, the Company anticipates obtaining such funds through the sale of its Common Stock to funds advised by RENN Capital Group, Inc., or any transfer of RENN’s interest in the Company.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities.  The consolidated financial statements reflect the discontinued operating assets and liabilities and the discontinued operations for the periods covered in this report.  Through September 30, 2009, the Company has incurred accumulated losses of $22,326,180.

The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital.  The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company does not have sufficient resources to fund its operations for the next twelve months.  The Company has no operations and is a public shell.  The Company intends to pursue a reverse merger candidate with operations and growth to provide a new business as a public entity.  However, the Company has not entered into any merger agreements and there can be no assurance that such an agreement can be entered into or on terms that would be favorable to the Company and its shareholders.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The following summarizes our contractual obligations at September 30, 2009 and the effects such obligations are expected to have on liquidity and cash flow in future periods:

                                                                                            Payments due by Period
		Less than		1-3	4-5		After
	Total	1-year	Years		Years		5 Years
Notes payable	$2,850,000	$2,850,000	$	----	$	----	$	----
----	----	----
	$2,850,000	$2,850,000	$	----	$	----	$	----

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues and expenses,  results of operations, liquidity, capital expenditures or capital resources.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“the FASB Codification”) was implemented.  The FASB Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place for nongovernmental entities.  The FASB Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded.  The FASB Codification is effective for the Company in the third quarter of 2009, and accordingly, the Company Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the FASB Codification as the sole source of authoritative literature.  The adoption of the FASB Codification did not impact the Company’s financial position, results of operations, and cash flows.

The Company adopted the FASB ‘s new rule regarding subsequent events in the third quarter of 2009.  The FASB’s new rule establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The new subsequent event guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  See Note 7 for the related disclosures.  The adoption of the new subsequent event rule did not have a material impact on the Company’s financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Item 7.A                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8.                                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following is a list of financial statements filed herewith:

Consolidated Balance Sheets as of September 30, 2009 and September 30, 2008

Consolidated Statements of Operations for the years ended September 30, 2009 and 2008

Consolidated Statements of Shareholders’ Deficiency for the years ended September 30, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended September 30, 2009 and 2008

Notes to Consolidated Financial Statements

Item 9.                               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the Company’s fiscal years ended September 30, 2008 and 2009, there were no disagreements with Weinberg on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of Weinberg would have caused it to make reference thereto in its reports on the Company’s financial statements.  In addition, for the same periods, there have been no reportable events (as defined in Regulation S-B Item 304(a)(1)(iv)(B)).

Item 9 A(T)                           CONTROLS AND PROCEDURES

(a)           Management’s Report on Disclosure Controls and Procedures

Our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”))as of the end of the period covered by this report.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information we are required to disclose in our periodic reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on the results of this evaluation, our CEO and CFO, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2009.

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

Our CEO and CFO conducted an assessment of our internal control over financial reporting as of September 30, 2009 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected.

Based on the results of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2009.

(b)           Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting or in other factors that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.                                DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of September 30, 2009, the directors and executive officers of the Company are as follows:

Name	Age	Position
Robert Pearson	73	Director

Stephen Crosson	50	Chief Executive Officer,
		Chief Financial Officer,
		Secretary & Director

Russell Cleveland	70	Director

Lee Pryor	72	Director

Robert Pearson.  Mr. Pearson, who became a director in 1997, has been associated with Renaissance Capital Group (“RCG”) since April 1994.  RCG is the investment advisor of the largest shareholders of the Company.  Presently, Mr. Pearson serves as a Senior Vice President and Director of Corporate Finance of RCG.  He served as Executive Vice President of the Thomas Group from May 1990 to March 1994.  For 25 years, Mr. Pearson held various senior management positions at Texas Instruments, including Vice President of Finance from October 1983 to June 1985.  Mr. Pearson holds directorships in the following companies:  Poore Brothers, a manufacturer of snack food products; Advanced Power Technology, Inc., a power semiconductor manufacturer; eOriginal, Inc., a privately owned developer of technology and software for creation of electronic contracts; Laserscope, Inc., a marketer and manufacturer of lasers for medical use; Simtek Corporation, a fables semiconductor company that designs and markets non-volatile static random access memories and Shea Development Corp., a business process management software and services firm.

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

MEETINGS; ATTENDANCE; COMMITTEES

The Board has an Audit Committee.  The duties of the Audit Committee include (i) recommending to the Board the engagement of the independent auditors, (ii) reviewing the scope and results of the yearly audit by the independent auditors, (iii) reviewing our system of internal controls of procedures, and (iv), investigating, when necessary, matters relating to the audit functions. It reports to the Board concerning its activities.  The current member of this Committee is Mr. Pryor.  The Board of Directors has determined that the Audit Committee does not currently have a Financial Expert under applicable rules.  Mr. Pryor serves as the audit committee chairman.  The audit committee held two meetings during the current fiscal year.

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

DIRECTOR COMPENSATION

Directors do not receive any annual compensation.  Outside directors receive $1,000 each for each meeting attended and reimbursement for out-of-pocket expenses for attending meetings.   Mr. Pearson and Mr. Cleveland have waived the meeting fees.  The board held one meeting during the current fiscal year.

EMPLOYMENT AGREEMENTS

The Company currently has no employment agreements.

COMPLIANCE WITH SECTION 16(a)

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers and directors and persons who own more than 10% of a registered class of the Company’s equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common stock and other equity securities of the Company, on Forms 3, 4 and 5 respectively.  Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file.  The Company believes all such filings have been made as required.

 CODE OF ETHICS

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer and principal accounting officer.  We have previously filed a copy of our Code of Ethics as an Exhibit to our Annual Report on Form 10-KSB for our fiscal year 2004, and the same is incorporated herein by this reference.

Item 11.                                EXECUTIVE COMPENSATION

The following tables and discussion set forth information with respect to all compensation awarded to, earned by or paid to our Principal Executive Officer.  There were no executive officers whose annual salary and bonus exceeded $100,000 during our last two completed fiscal years (collectively referred to in this discussion as the ‘named executive officers”).  The officer designation indicates positions held as of September 30, 2009, the end of our last fiscal year.

          Summary Compensation Table
                                                                                                                                       ANNUAL COMPENSATION

	FISCAL YEAR			ALL
NAME AND	ENDED			OTHER
PRINCIPAL POSITION	SEPTEMBER 30,	SALARY	BONUS	COMPENSATION	Total ($)
Stephen Crosson,	2009	$43,438	----	----	$43,438
Chief Executive Officer,	2008	$150,000	----	----	$150,000
Chief Financial Officer,
Corporate Secretary &
Director

Discussion of Compensation

Our compensation program consisted of the following three components:
•	base salary;
•	bonuses; and
•
awards of restricted stock or stock options from our Year 2000 Employee Stock Option Plan.  On July 1, 2008, the board passed a resolution terminating the plan, including all vested and unvested options outstanding, therefore there were no options awarded or vested

In our fiscal year ended September 30, 2009, there was no restricted stock, stock options or bonuses issued to the named executive officers.  Mr. Crosson is contacted as a non-employee officer of the Company at a rate of $2,500 per month through October 2009.  Future status of the contract is yet to be  determined.

Director Compensation

During the current fiscal year there were no fees or options issued to directors as compensation for services rendered.  The Company intends to reinstate the compensation plan for directors in the future including fees for meetings attended and annual stock options.

The Year 2000 employee stock option plan was terminated as of July 1, 2008.  There are currently no outstanding equity awards exercisable or unexercisable at the fiscal year ended September 30, 2009.

Item 12.                   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of October 09, 2009 by (I) each person who is known by the Company to own beneficially more than 5% of the Company’s outstanding Common Stock; (ii) each of the Company’s directors; (iii) the named Executive Officers; and (iv) executive officers and directors of the Company as a group:
       COMMON STOCK (1)
	NUMBER OF	PERCENTAGE OF
NAME AND ADDRESS (2)	SHARES	OUTSTANDING (3)
Robert Pearson . . . . . . . . . . . . . . . . . . . . . (4)	----	----

Russell Cleveland . . . . . . . . . . . . . . . . . . . (4)	----	----

Lee Pryor . . . . . . . . . . . . . . . . . . . . . . . . .	----	----

Stephen Crosson . . . . . . . . . . . . . . . . . . .	222,770 (5)	----

Renaissance Capital Growth &	38,469,043 (6)	21.94
Income Fund III, Inc. . . . . . . . . . . . . . . .
8080 N. Central Expressway
Suite 210
Dallas, Texas 75206

Renaissance US Growth &
Income Trust PLC . . . . . . . . . . . . . . . . .	66,714,044 (7)	38.15
8080 N. Central Expressway
Suite 210
Dallas, Texas 75206

Global Entrepreneurs Fund Inc.	64,510,517 (8)	36.91
8080 N. Central Expressway
Suite 210
Dallas, Texas 75206

All executive officers and
directors as a group
(4 persons) . . . . . . . . . . . . . . . . . . . . .	222,770	----

(1)
As used herein, the term beneficial ownership is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power and/or sole or shared investment power subject to community property laws where applicable.

(2)	Except as indicated, the address of each person is c/o the Company at 980 Enchanted Way, #201 A/B, Simi Valley, California 93065.
(3)	Based on 174,768,543 shares of Common Stock outstanding as of October 9, 2009.
(4)
Does not include any shares owned by the Renaissance Funds described in the table.  Mr. Pearson is an executive officer of Renaissance Capital Group, Inc. (“RCG”) which is the investment advisor to the Renaissance Funds and BFS US and the investment manager of Renaissance U.S.

(5)	Includes 222,770 shares of our common stock
(6)
RCG is the investment advisor of the Renaissance Funds.  The Common Shares deemed to be beneficially owned by the Renaissance Capital Growth and Income Fund III, are comprised of 11,517,035 shares of our Common Stock and 25,000,000 shares to be issued for conversion of $250,000 of 7% note payable at a price of $0.01 per share, 1,843,675 shares to be issued for investment of cash at a price of $0.01 per share, warrants to purchase 58,333 shares at $1.14 per share and warrants to purchase 50,000 shares at $0.86 per share.  All of such securities are owned by the Renaissance Funds as described herein.

(7)
RCG is the Investment Manager of Renaissance US.  The Common Shares deemed to be beneficially owned by the Renaissance US Fund are comprised of 15,050,672 shares of our Common Stock and 25,000,000 shares to be issued for conversion of $250,000 of 7% note payable at a price of $0.01 per share and 25,000,000 shares to be issued for conversion of $250,000 of 8% note payable at a price of $0.01 per share, 1,555,038 shares to be issued for cash investment at a price of $0.01 per share, warrants to purchase 58,334 shares at $1.14 per share and warrants to purchase 50,000 shares at $0.86 per share.  All of such securities are owned by the Renaissance Funds as described herein.
                                                                                                                                                  6

(8)
RCG is the Investment Advisor for GSOT.  The Common Shares deemed to be beneficially owned by GSOT are comprised of 24,256,549 shares of Common Stock and 3,446,099 shares of Common Stock to be issued for conversion of an aggregate of $1,750,000 of 6% Convertible Debenture at a weighted average conversion price of $0.51 per share, 25,000,000 shares of Common Stock to be issued for conversion of $250,000 of 7% note payable at a price of  $0.01 per share, 10,000,000 shares of Common Stock to be issued for conversion of $100,000 of 8% note payable at a price of $0.01 per share and 1,699,536 shares to be issued for cash investment at a price of $0.01 per share.   Also includes warrants to purchase 58,333 shares at $1.14 per share and warrants to purchase 50,000 shares at $0.86 per share.  All of such securities are owned by the Renaissance Funds as described herein.

Equity Compensation Plan Information

The following table sets forth certain information regarding warrants outstanding, the Year 2000 employee stock option plan was terminated as of July 1, 2008.  All information set forth below is as of September 30, 2009, pursuant to applicable regulations.

Number of securities remaining
	Number of Securities to	Weighted-average	available for future issuance under
	Be issued upon exercise	exercise price of	equity compensation plans (excluding
	Of outstanding options	outstanding options	securities warrants and rights warrants
	Warrants and rights	warrants and rights	and rights reflected in (a)) (a) (b)
	(a)	(b)	(c)
Equity compensation
Plans approved by	325,000	$1.01	--
Security holders

Equity compensation
Plans not approved by	--	--	--
Holders

TOTAL	325,000	$1.01	--

Shareholder Approved Plans:

The 2000 Stock Option Plan

The Company’s shareholders approved the 2000 Stock Option Plan as amended (the “Plan”) in April 2001.  The Plan and all options granted under the plan were terminated during the prior fiscal year.

Non-Shareholder-Approved Plans:

There are no Non-Shareholder Approved Plans as of September 30, 2009.

Item 13.                                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On November 27, 2002, the Company entered into a $1,000,000 6% Convertible Debenture Agreement with GSOT (the “GSOT Debenture”).  The full amount was drawn during the fiscal year ended September 30, 2003.  Interest of 6% per annum will be paid in monthly installments for three years based on the unpaid principal balance.  The GSOT Debenture originally matured on November 27, 2005, at which time the unpaid Principal Amount, and all accrued and unpaid interest and other charges, fees, and payments was due and payable.  The conversion price is set at $1.00 unless, however, the five (5)-day average closing price for the Company’s common stock immediately prior to a disbursement is below $1.00, in which case, such five (5)-day average shall become the Conversion Price.  As of September 30, 2004, we had a note payable principal balance of $1,000,000 in connection with this convertible debenture and no further funds available to borrow on this debenture.  The debenture has certain non-operating covenants associated with the loan.  During the fiscal year and as of September 30, 2009, the Company was in compliance with these covenants.

During July 2003, the GSOT entered into a $750,000 6% Convertible Debenture with the Company.  The full amount was drawn during the fiscal year ended September 30, 2003.  Interest at a rate of 6% per annum is payable in monthly installments for 26 months based on the unpaid principal balance.  The debenture originally matured on November 27, 2005, at which time the unpaid Principal Amount, and all accrued and unpaid interest and other charges, fees, and payments then due under the debenture was due and payable in full.  The debenture is convertible, at the option of the holder into shares of the Company’s common stock, with an initial conversion price of $0.50 per share.  However, if the five (5)-day average closing price for the Common Stock immediately prior to each disbursement is below the $0.50 initial conversion price, the average closing price for such period shall become the conversion price.  As of September 30, 2004, we had a note payable principal balance of $750,000 in connection with this convertible debenture and no further funds available to borrow on this debenture.   The debenture has certain non-operating covenants associated with the loan.  During the fiscal year and as of September 30, 2009, the Company was in compliance with these covenants.

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

On December 18, 2003, the Company issued to the Renaissance Funds, GSOT and Renaissance US in a private placement an aggregate of 3,243,243 shares of common stock and 5-year warrants to purchase an aggregate of 3,243,243 shares with 50% of the warrants at an exercise price of $0.74 per share and 50% at an exercise price of $1.11 per share for $1,200,000.  The investors are affiliated with Renaissance Capital Group, Inc.  See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

During July 2004, the Company received $750,000 from a two year secured loan from Renaissance Capital Group, Inc. managed funds.  Interest is payable at 7% per annum in monthly installments based on the outstanding principal balance.  As part of the funding, the Company issued five year warrants to purchase an aggregate of 1,415,094 shares of Common Stock at an exercise price of $0.53 per share.  The warrants expired during the current fiscal year.

    On February 21, 2006, the Company issued to Renaissance Capital, GSOT and Renaissance US an aggregate of 150,000 warrants to purchase shares of common stock at $0.86 per share in consideration of the agreement to extend notes payable to Renaissance Capital, BFS US and Renaissance US in the aggregate principal amount of $750,000 for an 18 month extension of the maturity date.  The new maturity date for the notes will be January 19, 2008.  The Company will continue to pay 7% interest on a monthly basis based on the current outstanding principal balance of $750,000.

On February 21, 2006, the Company issued to GSOT and Renaissance US an aggregate of 697,674 shares of common stock at a price of $0.86 per share in a private placement for $600,000.

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

Pursuant to renewal and modification agreements dated October 24, 2008, the Company extended the maturity date of $2,850,000 in loans payable until April 30, 2009.  All other terms and conditions remain the same.

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

As of the date of this filing the Company and Lenders negotiated an extension of the maturity date of the debt to October 9, 2009, at which time the entire $2,850,000 of debt was converted into 113,446,099 shares of common stock based on the debt conversion terms in the original convertible debenture and the subsequent conversion agreement for the remaining outstanding debt.

On January 26, 2009, the Company modified all non convertible debt held by RENN Capital Group managed funds, which included RENN Capital Growth and Income Fund III, Inc., Renaissance US Growth Investment Trust, Plc., and Global Special Opportunities Trust Plc.  Collectively the “Lenders”.  The Company had issued to the Lenders promissory notes with an aggregate value of $900,000.  The Company and Lenders amended the notes so that such instruments shall be convertible, at any time and from time to time, at the option of the applicable Lender, convertible (in whole or in part) into shares of the Company’s common stock, at a conversion price of $0.01 per share.  The Company also amended its articles of incorporation to increase the number of shares of its authorized common stock in order to have sufficient shares of common stock to satisfy the full conversion of all the Company’s outstanding securities which are convertible into, exercisable for, shares of the Company’s common stock, including the notes.

During the year ended September 30, 2009, the Company received approximately $245,000 from the sale of 24,604,881 shares of unregistered common stock to RENN Capital Group at a price of $0.01 per share (of which 2,792,481 shares were not issued as of September 30, 2009).  The Company used the funds to complete the sale of the operations including all professional and other fees related to the sale and ongoing filings with the Securities and Exchange Commission.

Effective October 9, 2009, all outstanding RENN Indebtedness (including accrued interest) was converted into an aggregate of 113,883,770 shares of unregistered common stock.

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

Item 14.                                PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

During the Company’s 2009 fiscal year, Weinberg & Company, P.A., was the principal accountant and billed $32,077 for professional services for the audit of the Company’s annual financial statements and review of the Company’s financial statements included in the Company’s Form 10-QSB’s.

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

Item 15.                                EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)       Consolidated Balance Sheets as of September 30, 2009, and September 30, 2008.

Consolidated Statements of Operations for the years ended September 30, 2009, and 2008.

Consolidated Statements of Shareholders’ Deficiency for the years ended September 30, 2009, and 2008

Consolidated Statements of Cash Flows for the years ended September 30, 2009 and 2008

Notes to Consolidated Financial Statement

(a)(3)           Exhibit 3.1         Stock Purchase Agreement
Dated as of January 26, 2009, among CC Merger Corp., Stephen Crosson andNeil Murvin and CaminoSoft Corp.(Incorporated by reference to the       Company’s Proxy Statement Filed with the Securities and Exchange Commission March 24, 2009)

             Exhibit 4.1         Stock Conversion Agreement
Dated October 9, 2009, among CMSF Corp., RENN Capital Group, Inc. managed funds, including, RENN Capital Growth and Income Fund III, Inc.,  Renaissance US Growth Investment Trust Plc., and Global Special Opportunities Trust Plc., collectively, (Incorporated by reference to the Company’s 8K Report filed with the Securities and Exchange Commission on October 29, 2009.

Exhibit 31	Certification Pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley
Act of 2003

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CMSF CORP

By           /s/   STEPHEN CROSSON
Chief Financial Officer and
Chief Executive Officer
Date: November 15, 2009

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                                                        Capacity                                                      Date

/s/ ROBERT PEARSON                                                                Director                                                      November 15, 2009
--------------------------------------------
Robert Pearson

/s/ STEPHEN CROSSON                                                             Chief Financial Officer,                             November 15, 2009
--------------------------------------------                                              Chief Executive Officer
Stephen Crosson                                                                          Secretary, Treasurer
                         and Director

/s/ RUSSELL CLEVELAND                                                         Director                                                       November 15, 2009
--------------------------------------------
Russell Cleveland

/s/ LEE PRYOR                                                                              Director                                                       November 15, 2009
--------------------------------------------
Lee Pryor

CMSF CORP(formerly CaminoSoft Corp.)

CONTENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of September 30, 2009
and September 30, 2008	F-3

Consolidated Statements of Operations for the years ended
September 30, 2009 and 2008	F-4

Consolidated Statements of Shareholders’ Deficiency for the
years ended September 30, 2009 and 2008	F-5

Consolidated Statements of Cash Flows for the years ended
September 30, 2009 and 2008	F-6

Notes to Consolidated Financial Statements	F-7

F1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
CMSF Corp.

We have audited the accompanying consolidated balance sheets of CMSF Corp. (formerly CaminoSoft Corp.) and Subsidiary (the "Company"), as of September 30, 2009 and 2008 and the related consolidated statements of operations, changes in shareholders' deficiency and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of CMSF Corp. (formerly CaminoSoft Corp.) and Subsidiary as of September 30, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has had recurring losses from operations and had an accumulated deficit as of September 30, 2009.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans concerning this matter are also described in Note 1.  The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.

Los Angeles, CA
November 4, 2009

F2

CMSF CORP. (formerly CaminoSoft Corp.)
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2009	2008
ASSETS

Assets related to discontinued operations	$-	$261,768

Total Assets	$-	$261,768

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current Liabilities:

Accounts payable	$18,861	$-
Notes payable	2,850,000	2,850,000

Total Current Liabilities	2,868,861	2,850,000

Liabilities related to discontinued operations	-	800,680

Total Liabilities	2,868,861	3,650,680

Shareholders' Deficiency:
Common stock, no par value; authorized 500,000,000 shares;
issued and outstanding 56,224,194 and 16,781,415 shares	19,457,319	19,034,685

Accumulated Deficit	(22,326,180)	(22,423,597)

Total Shareholders' Deficiency	(2,868,861)	(3,388,912)

Total Liabilities and Shareholders' Deficiency	$-	$261,768

See accompanying notes to Consolidated Financial Statements

F3

CMSF CORP. (formerly CaminoSoft Corp.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	September 30,

	2009	2008
Sales	$-	$-
Cost of sales	-	-

Gross Profit	-	-

General and administrative expenses	(53,155)	-
Interest expense	(177,500)	(200,000)

Loss from continuing operations	(230,655)	(200,000)

Discontinued Operations
Income from discontinued operations	14,896	48,897
Gain on disposal of discontinued operations	313,176	-
	328,072	48,897

Net Income (loss)	$97,417	$(151,103)

Weighted average number of common shares outstanding:
(basic and diluted):	31,897,157	15,202,336

Earnings per common share - basic and diluted:
Loss from continuing operations	$(0.01)	$(0.01)
Income from discontinued operations	0.01	0.00

Net Income (loss)	$0.00	$(0.01)

See accompanying notes to Consolidated Financial Statements

F4

CMSF CORP. (formerly CaminoSoft Corp.)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY
For the Years Ended September 30, 2009 and 2008

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance at October 1, 2007	14,258,756	$18,828,909	$(22,272,494)	$(3,443,585)

Fair value of options issued to employees and consultants	-	13,562	-	13,562

Fair value of stock issued for payment of interest expense	2,522,659	192,214	-	192,214

Net loss for the year ended September 30, 2008	-	-	(151,103)	(151,103)

Balance at September 30, 2008	16,781,415	19,034,685	(22,423,597)	(3,388,912)

Fair value of stock issued for payment of interest expense	14,837,898	177,500	-	177,500

Stock issued for cash	24,604,881	245,134	-	245,134

Net income for the year ended September 30, 2009	-	-	97,417	97,417

Balance at September 30, 2009	56,224,194	$19,457,319	$(22,326,180)	$(2,868,861)

See accompanying notes to Consolidated Financial Statements

F5

CMSF CORP. (formerly CaminoSoft Corp.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	September 30,

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$97,417	$(151,103)

Income from discontinued operations	328,072	48,897
(Loss) from continuing operations	(230,655)	(200,000)
Adjustments to reconcile earnings from continued operations to net cash provided by (used in) operating activities of continued operations:
Fair value of common stock issued for payment of interest expense	177,500	192,214
Amortization of debt discount	-	23,581
Fair value of common stock options issued to employees and
consultants	-	13,562
Increase in accounts payable	18,861	-
Net cash provided by (used in) operating activities of continued operations	(34,294)	29,357

Net cash used in operating activities of discontinued operations	(210,840)	(179,357)
Net cash used in operating activities	(245,134)	(150,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing on notes payable	-	150,000
Proceeds from sale of common stock	245,134	-
Net cash provided by financing activities	245,134	150,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS, beginning of year	-	-

CASH AND CASH EQUIVALENTS, end of year	$-	$-

Cash paid for:
Interest	$0	$0
Income taxes	$824	$866

See accompanying notes to Consolidated Financial Statements

F6

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

Effective April 21, 2009, in connection with the closing, the Company changed its name from CaminoSoft Corp. to CMSF Corp. and the number of authorized shares of common stock of the Company was increased to 500,000,000.  As a result of the foregoing, the Company is now a “shell company” with a plan to seek a reverse merger with an operating company.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities.  The consolidated financial statements reflect the discontinued operating assets and liabilities and the discontinued operations for the periods covered in this report.  Through September 30, 2009, the Company has incurred accumulated losses of $22,326,180.

The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital.  The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company does not have sufficient resources to fund its operations for the next twelve months.  The Company has no operations and is a public shell.  The Company intends to pursue a reverse merger candidate with operations and growth to provide a new business as a public entity.  However, the Company has not entered into any merger agreements and there can be no assurance that such an agreement can be entered into or on terms that would be favorable to the Company and its shareholders.

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

REVENUE RECOGNITION

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and collectability is probable.  We enter into certain arrangements where we are obligated to deliver multiple products and/or services (multiple elements).  In these transactions, we allocate the total revenue among the elements based on the sales price of each element when sold separately (vendor-specific objective evidence).

Revenue for products licensed to original equipment manufacturers (OEM’s), and perpetual licenses for current products in our server based data management suite of products is recognized as products are shipped or electronically delivered, the fees are fixed or determinable, collection of the resulting receivable is probable and no other significant obligations remain undelivered.  If annual service is a part of the sale agreement that portion of the revenue is recorded as unearned due to undelivered elements including, annual telephone support and the right to receive unspecified upgrades/updates of our data management products on a when-and-if-available basis.  Unspecified upgrades, or patches, are included in our product support fee.  The upgrades are delivered only on a when-and-if-available basis and are considered, Post contract Customer Support (“PCS”).  Vendor-specific objective evidence does exist for these services in the aggregate; however, no vendor-specific objective evidence exists for the unspecified upgrades on a stand-alone basis.  When-and-if-available deliverables should be considered in determining whether an arrangement includes multiple elements; however, if sufficient vendor-specific objective evidence does not exist for the allocation of revenue to the various elements of the arrangement, and if the only undelivered element in an arrangement is PCS, the entire fee for the support should be recognized ratably.  Because the timing, frequency, and significance of unspecified upgrades/updates can vary considerably, the point at which unspecified upgrades/updates are expected to be delivered should not be used to support income recognition on other than a straight-line basis.  As such, the Company recognizes the product support fee consisting of PCS and unspecified upgrades/updates ratably over the service contract period.

Revenues from services are comprised of consulting and implementation services, and to limited extent training.  Services are generally charged on a time-and-materials or fixed fee basis and include a range of services including, installation of software, establishing software policies and limited training.  Services are generally separable from the other elements under the arrangement since the performance of the services is not essential to the functionality of any other element of the transaction.  Revenues for services are recognized as the services are performed.

CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary.  Intercompany balances and transactions have been eliminated in consolidation.

FAIR VALUE OF FINANCIAL INSTRUMENTS

During September 2006, the Financial Accounting Standards Board (“FASB”) issued guidance regarding fair value measurements, which was effective for fiscal years beginning after November 15, 2007.  This guidance defines fair value, establishes as framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  In February 2008, the FASB delayed the effective date of the fair value guidance for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2008 for all financial assets and liabilities.  This adoption did not have a significant impact on the Company’s financial position or results of operations.

The guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.  The guidance establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities.
Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.
Level 3 – Unobservable inputs based on the Company’s assumptions.

The guidance requires the use of observable market data if such data is available without undue cost and effort.

F7

 EARNINGS (LOSS) PER SHARE

The Company computes earnings (loss) per common share under FASB guidance, which requires presentation of Basic and Diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, such as stock options, warrants or convertible debentures, unless antidilutive.

At September 30, 2009 and 2008, options, warrants and convertible debentures to purchase 113,771,099 and 9,096,103 shares, respectively, were outstanding, but were not included in the computation of diluted loss per common share as the effect would be antidilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (‘the FASB Codification”) was implemented.  The FASB Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place for nongovernmental entities.  The FASB Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded.  The FASB Codification is effective for the Company in the third quarter of 2009, and accordingly, the Company Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the FASB Codification as the sole source of authoritative literature.  The adoption of the FASB Codification did not impact the Company’s financial position, results of operations, and cash flows.

The Company adopted the FASB’s new rule regarding subsequent events in the third quarter of 2009.  The FASB’s new rule establishes the accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The new subsequent event guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  See Note 7 for the related disclosures.  The adoption of the new subsequent event rule did not have a material impact on the Company’s financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 2 – NOTES PAYABLE

In December 2002, the Company issued a 6% unsecured convertible debenture for $1,000,000 to RENN Capital Group.  Interest of 6% per annum will be paid in monthly installments for three years based on the unpaid principal balance.  The full $1,000,000 was borrowed during the year ended September 30, 2003, and was outstanding as of September 30, 2009 and 2008.  The debenture matured on November 27, 2005, at which time the unpaid principal amount and all accrued and unpaid interest would have become due and payable in full.  The debenture is convertible, at the option of the holder, into shares of the Company’s common stock, with a conversion price of $0.62 per share.  As part of the funding during fiscal year ended September 30, 2003, the Company issued 5 year warrants to the lender to purchase 500,000 shares of the Company’s common stock.  The warrants were valued at $176,224 and recorded as debt discount, and were fully amortized as of November 27, 2005, the initial life of the loan.

In July 2003, the Company issued another 6% unsecured convertible debenture to RENN Capital Group for up to $750,000.  Interest at a rate of 6% per annum is payable in monthly installments for 26 months based on the unpaid principal balance.  The debenture matured on November 27, 2005, at which time the unpaid principal amount and all accrued and unpaid interest would have become due and payable in full.  The debenture is convertible, at the option of the holder, into shares of the Company’s common stock, with a conversion price of $0.41 per share.  At September 30, 2009, the Company had borrowed $750,000, the entire amount available.

Pursuant to a Renewal and Modification agreement dated October 28, 2005, the Company negotiated an extension of the two convertible debentures referenced above with a total principal balance of $1,750,000.  The lender agreed to extend the maturity date of the two 6% Convertible Debentures dated November 27, 2002 in the aggregate principal amount of $1,750,000 to May 27, 2007.  In consideration of such extension, the Company granted the lender a five-year warrant to purchase 175,000 shares of the Company’s common stock at an exercise price of $1.14 per share (subject to adjustment).  The estimated value of the warrant of $166,093 was recorded by the Company as debt discount and was fully amortized as of May 27, 2007, the term of the extension.  On May 7, 2007, RENN Capital Group agreed to extend the maturity date of $1,750,000 convertible debenture until November 27, 2007.  The Company will continue to pay interest of 6% on the current outstanding principal balance of $1,750,000, monthly during the term of the extension.

During July 2004, the Company received $750,000 from a two year secured loan from Renaissance Capital Group managed funds.  Interest is paid at 7% in monthly installments based on the outstanding principal balance.  As part of the funding, the Company issued five-year warrants to purchase an aggregate of 1,415,094 shares of common stock at an exercise price of $0.53 per share.  The estimated value of the warrants of $311,953 was recorded on the Company’s financial statements as debt discount and was amortized over the life of the loan.  During the years ended September 30, 2009 and 2008, $0 and $9,453, respectively, of discount was amortized and included in the statement of operations.

During February 2006, the Company issued to the Renaissance Capital Group managed funds an aggregate of 150,000 warrants to purchase the Company’s common stock at $0.86 per share in consideration of an agreement to extend the $750,000 loan payable maturity date for an additional 18 months.  The new maturity date for the notes was January 19, 2008.  The Company will continue to pay 7% interest on a monthly basis based on the current outstanding principal balance of $750,000.  The estimated value of the warrants of $77,663 was recorded on the Company’s financial statements as debt discount and is being amortized over the term of the extension.  During the years ended September 30, 2009 and 2008, $0 and $14,121 respectively, of discount was amortized and included in the statement of operations.

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

Pursuant to the Renewal and Modification Agreements dated as of November 12, 2007, all interest payments commencing on November 1, 2007 are due and payable in restricted shares of Company common stock or cash at the Company’s discretion.  The number of shares to be issued shall be equal to the amount of interest payment due divided by the average of the last sales prices (or closing bid prices) for the five trading days immediately preceding the payment date.  As such, during the year ended September 30, 2009 and 2008, interest expense of $177,500 and $192,214, respectively, accruing to the note holders was converted into 14,837,898 and 2,522,659 shares of common stock, respectively (of which 8,899,320 shares were not issued as of September 30, 2009).

Pursuant to the Renewal and Modification Agreement dated October 24, 2008 the Company negotiated to extend the maturity dates of the entire $2,850,000 of debt from May 31, 2008 to April 30, 2009.

On January 26, 2009, the Company modified all non convertible debt held by RENN Capital Group managed funds, which included, RENN Capital Growth and Income Fund III, Inc., Renaissance US Growth Investment Trust, Plc. and Global Special Opportunities Trust Plc.  Collectively the “Lenders”.  The Company had issued to the Lenders promissory notes with an aggregate value of $900,000.  The Company and Lenders amended the notes so that such instruments shall be convertible, at any time and from time to time, at the option of the applicable Lender, convertible (in whole or in part) into shares of the Company’s common stock, at a conversion price of $0.01 per share.  The Company also amended its articles of incorporation to increase the number of shares of its authorized common stock in order to have sufficient shares of common stock to satisfy the full conversion of all the Company’s outstanding securities which are convertible into, or exercisable for, shares of the Company’s common stock, including the notes.

F8

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

Annual future principal payments are as follows:

Year ending September 30,	Principal	Debt Discount	Net
2010	$2,850,000	$ -- --	$2,850,000

Total	$2,850,000	$ -- --	$2,850,000

NOTE 3 – SHAREHOLDER’S DEFICIENCY

During the year ended September 30, 2009, the Company received approximately $245,000 from the sale of 24,604,881 shares of unregistered common stock to RENN Capital Group at a price of $0.01 per share (of which 2,792,481 shares were not issued as of September 30, 2009).  The Company used the funds to complete the sale of the operations including all professional and other fees related to the sale and ongoing filings with the Securities and Exchange Commission.

NOTE 4 - STOCK OPTIONS AND WARRANTS

During the year ended September 30, 2008, the Company, with the consent of all option grant holders under the plan, terminated the Year 2000 Employee Stock Option Plan.  No options were exercisable or unexercisable as of September 30, 2008.  The aggregate value of the options vesting from October 1, 2007 to June 30, 2008 was $13,562 and has been reflected as compensation cost.  As of September 30, 2009, there were no options outstanding and therefore no future amounts will be amortized as compensation expense.  The Company had 6,000,000 shares approved for issuance as part of the employee stock option plan which has been terminated as of September 30, 2008.

The option summary and changes during the year ended September 30, 2008 is presented below:
		Weighted
		Average
	Number of Shares	Exercise Price
Options outstanding
At September 30, 2007	3,649,500	$0.92

Options cancelled	(3,649,500)	$0.92

Options outstanding	----	$--
At September 30, 2008 and 2009

Options exercisable
At September 30, 2008 and 2009	----	$--

The warrant summary and changes during the years ended September 30, 2009 and 2008 are presented below:

		Weighted Average	Aggregate	Weighted Average
	Number of	Exercise	Intrinsic	Remaining contractual
	Shares	Price	value	term (months)
Warrants outstanding
At September 30, 2007	4,983,337	$0.82

Warrants granted	----	----
Warrants expired	----	----

Warrants outstanding
At September 30, 2008	4,983,337	$0.82

Warrants granted	----	----
Warrants expired	(4,658,337)	$0.81

Warrants outstanding
At September 30, 2009	325,000	$1.01	$ ----	15

Warrants exercisable
At September 30, 2009	325,000	$1.01	$ ----	15

Warrants exercisable
At September 30, 2008	4,983,337	$0.82

The following table summarizes information about warrants outstanding at September 30, 2009.

Outstanding and Exercisable
Weighted Average
Exercise		Life	Exercise
Price	Warrants	(Months)	Price
0.86	150,000	17	0.86
1.14	175,000	13	1.14

$0.86 - $1.14	325,000		$1.01

F9

NOTE 5 – INCOME TAXES
The Company’s net deferred tax assets (using a federal corporate income rate of 34%) consist of the following at September 30, 2009 and 2008:

2009 2008

Benefit of operating loss carry forward	$7,200,000	$7,200,000
Valuation allowance	(7,200,000)	(7,200,000)
Net deferred tax asset	$-	$-

The effective tax rate on loss before income taxes differed from the federal statutory tax rate.  The following summary reconciles income taxes at the federal statutory tax rate with the actual taxes and the effective tax rate:
September 30,
Federal statutory tax rate	2009	2008
State tax, net of federal benefit	(34%)	(34%)
Permanent differences	(5%)	(5%)
	(1%)	(1%)
	(40%)	(40%)
Change in valuation allowance	40%	40%
Effective tax rate	-%	-%

At September 30, 2009, the Company has available net operating loss carry-forwards of approximately $19,000,000 for federal income tax purposes which expire in varying amounts through 2028.  The Company’s ability to utilize NOL carry-forwards may be limited in the event that a change in ownership, as defined in the Internal Revenue Code, has or does occur in the future.

Deferred tax assets, before valuation allowance, as of September 30, 2009 were approximately $7,200,000 and primarily arise from the Company’s net operating loss carry forwards.  A valuation allowance of approximately $7,200,000 was provided because management believes that the deferred tax assets are more likely than not to be unrealized.

NOTE 6 – DISCONTINUED OPERATIONS

Pursuant to a Stock Purchase Agreement dated as of January 26, 2009 (the “Purchase Agreement”) among the Company, CC Merger Corp. (the “Subsidiary”), a wholly owned subsidiary of the Company, and Stephen Crosson and Neil Murvin (collectively, the “Purchasers”), who are related parties, on March 31, 2009, (a) the Company transferred to the Subsidiary substantially all of its assets (the “Purchased Assets”), (b) the Purchasers purchased all of the outstanding shares of the Subsidiary, (c) the Subsidiary assumed all of the Company’s liabilities except any liability relating to indebtedness of the Company owed to funds advised by RENN Capital Group, Inc. (the “RENN Indebtedness”), and (d) the terms of all of the RENN Indebtedness which is not convertible into shares of the Company’s Common Stock were amended to make such indebtedness so convertible at $0.01 per share.  The purchase price for the Purchased Assets was $1.00 in cash and 5% of the proceeds, if any, from the sale of all or substantially all of the voting stock of the Subsidiary Company; the sale of all or substantially all of the assets of the Subsidiary; a merger, share exchange or similar transaction with an unrelated entity pursuant to which the acquiring entity on the equity holders thereof hold more than a majority of the outstanding voting shares of the merged or surviving company’ or an initial public offering of the Subsidiary.  The purchased assets included the name “CaminoSoft,” the data storage management software and personal property.

The Company has classified revenues and expenses and profit and loss of the sold business as discontinued operations.  The related assets and liabilities have been classified as assets and liabilities related to discontinued operations for all periods presented in the accompanying consolidated financial statements.

The following table sets forth the assets and liabilities related to discontinued operations at September 30, 2009 and September 30, 2008.

Assets Related to Liabilities Related to
Discontinued Operations as of, Discontinued Operations as of

September 30, September 30,

	2009	2008		2009	2008

Cash	$--	$157,980	Accounts Payable	$--	$223,309
Accounts
Receivable	--	83,066	Liabilities	--	99,980
Long Term			Deferred
Assets	--	20,722	Revenue		447,391
Total	$--	$261,768		$--	$800,680

The following table sets forth the combined results of operations related to discontinued operations for the years ended September 30, 2009 and 2008.

                                                                                                                                            September 30,

	2008	2009
Revenues	$488,877	$1,492,180
Expenses	(473,981)	(1,443,283)
Net Income	14,896	48,897
Net gain on disposal	313,176	----------
Income from discontinued operations	$328,072	$48,897

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

NOTE 7                       SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring between the end of our fiscal year, September 30, 2009 and November 13, 2009 which is the date the financial statements were available to be issued.  The significant subsequent events are listed below.

The Company and its Lenders negotiated an extension of the maturity date of the $2,850,000 in convertible debt to October 9, 2009.  On October 9, 2009, the entire $2,850,000 of debt was converted into 113,446,099 shares of common stock based on the debt conversion terms in the original convertible debenture and the subsequent conversion agreement for the remaining outstanding debt and 437,669 shares of common stock for interest on the notes were issued through the conversion date of October 9, 2009, at a price of $0.01 per share and 4,660,581 shares of common stock were issued for cash investment at a price of $0.01 per share.

The following table shows the proforma effect of the debt conversion of the $2,850,000 convertible debit into 113,446,099 shares of common stock as if the transaction had occurred on September 30, 2009.
                                                                                                                                                          Pro Forma

	As Reported	Adjustments	Pro Forma
Notes payable	$ 2,850,000	$(2,850,000)	$ --------
Common stock	$19,457,319	$ 2,850,000	$ 22,307,319
Common stock outstanding	56,224,194	113,446,099	169,670,293

F10