Form 10-Q
period 2009-12-31
CMSF Corp
filed 2010-02-09
CIK 907686

SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

                                                                                      [x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                                                                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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
Number of shares outstanding of each of the issuer’s classes of common stock, as of January 31, 2010: 176,061,208 shares of common stock, no par value.

Transitional Small Business Disclosure Format:

YES___                                NO X

CMSF CORP.
INDEX
			PAGE
PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Condensed Balance Sheets as of December 31, 2009 (Unaudited)
and September 30, 2009			3

Condensed Statements of Operations for the Three
Months Ended December 31, 2009 and 2008 (Unaudited)			4

Condensed Statements of Shareholders’ Deficiency
for the Three Months Ended December 31, 2009 (Unaudited)			5

Condensed Statements of Cash Flows for the Three
Months Ended December 31, 2009 and 2008 (Unaudited)			6

Notes to the Condensed Financial Statements (Unaudited)			7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Discounted Operations		10

Item 4T.	Controls and Procedures		12

PART II - OTHER INFORMATION			13

Item 5	Other Information

Item 6	Exhibits

	Signature

	Exhibit 31	Certification Pursuant to Section 302 of the
		Sarbanes-Oxley Act of 2002

	Exhibit 32	Certification Pursuant to Section 906 of the
		Sarbanes-Oxley Act of 2002

CMSF CORP.
CONDENSED BALANCE SHEETS

	December 31,	September 30,
	2009	2009
ASSETS	(Unaudited)

Total Assets	$-	$-

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current Liabilities:

Accounts payable	$-	$18,861
Notes payable	-	2,850,000

Total Liabilities	-	2,868,861

Shareholders' Deficiency:
Common stock, no par value; authorized 500,000,000 shares;
issued and outstanding 176,061,208 and 56,224,194 shares	22,371,226	19,457,319

Accumulated Deficit	(22,371,226)	(22,326,180)

Total Shareholders' Deficiency	-	(2,868,861)

Total Liabilities and Shareholders' Deficiency	$-	$-

See accompanying notes to Condensed Financial Statements

CMSF CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	December 31,

	2009	2008
Sales	$-	$-
Cost of sales	-	-

Gross Profit	-	-

General and administrative expenses	(40,669)	-
Interest expense	(4,377)	(44,740)

Loss from continuing operations	(45,046)	(44,740)

Loss from discontinued operations	-	(24,447)

Net loss	$(45,046)	$(69,187)

Weighted average number of common shares outstanding:
(basic and diluted):	123,227,522	16,781,415

Earnings per common share - basic and diluted:
Loss from continuing operations	$(0.00)	$(0.00)
Loss from discontinued operations	-

Net loss	$(0.00)	$(0.00)

See accompanying notes to Condensed Financial Statements

CMSF CORP.
CONDENSED STATEMENT OF SHAREHOLDERS' DEFICIENCY
Three Months Ended December 31, 2009
(UNAUDITED)

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance at October 1, 2009	56,224,194	$19,457,319	$(22,326,180)	$(2,868,861)

Fair value of common stock issued for payment of interest expense	437,669	4,377	-	4,377

Common stock issued for cash	5,953,246	59,530	-	59,530

Common stock issued for conversion of notes payable	113,446,099	2,850,000	-	2,850,000

Net loss for the three months ended December 31, 2009	-	-	(45,046)	(45,046)

Balance at December 31, 2009	176,061,208	$22,371,226	$(22,371,226)	$-

See accompanying notes to Condensed Financial Statements

CMSF CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	December 31,

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(45,046)	$(69,187)

Loss from discontinued operations	-	(24,447)
Loss from continuing operations	(45,046)	(44,740)
Adjustments to reconcile loss from continued operations to net cash used in operating activities of continued operations:
Fair value of common stock issued for payment of interest expense	4,377	44,740
Decrease in accounts payable	(18,861)	-
Net cash used in operating activities	(59,530)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	59,530	-
Net cash provided by financing activities	59,530	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS, beginning of period	-	-

CASH AND CASH EQUIVALENTS, end of period	$-	$-

Supplemental Cash Flow Information

Cash paid for:
Interest	$-	$-
Income taxes	$800	$-

Supplemental Noncash Investing and Financing Activities
Common stock issued upon conversion of notes payable	$2,850,000	$-

See accompanying notes to Condensed Financial Statements

CMSF CORP.
Notes to Condensed Financial Statements
Three Months Ended December 31, 2009
(Unaudited)

Note 1:  Basis of Presentation

The accompanying condensed financial statements of CMSF Corp (the “Company”) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading.  These condensed financial statements should be read in conjunction with the financial statements and related footnotes included in the Company’s latest Annual Report on Form 10-K.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of December 31, 2009, and the statements of its operations for the three month periods ended December 31, 2009 and 2008 and statements of cash flows for the three month periods ended December 31, 2009 and 2008 have been included.  The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year.

Organization

Effective April 21, 2009, in connection with the closing of the sale of operating assets and liabilities, the Company changed its name from CaminoSoft Corp. to CMSF Corp. and the number of authorized shares of common stock of the Company was increased to 500,000,000.  As a result of the foregoing, the Company is now a “shell company” with a plan to seek a reverse merger with an operating company.

The Company and its Lenders negotiated an extension of the maturity date of the $2,850,000 in convertible debt to October 9, 2009. On October 9, 2009, the entire $2,850,000 of debt was converted into 113,446,099 shares of common stock based on the debt conversion terms in the original convertible debenture and the subsequent conversion agreement for the remaining outstanding debt.  Additionally the Company issued 437,669 shares of common stock for accrued but unpaid interest on the notes through the conversion date of October 9, 2009, at a price of $0.01 per share.

Going Concern

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The condensed financial statements reflect the discontinued operating assets and liabilities and the discontinued operations for the periods covered in this report.

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

Warrants to purchase approximately 325,000 shares of common stock at various prices exceeding $0.01 per share were outstanding during the three months ended December 31, 2009 but were not included in the computation of diluted earnings per share for this period because the respective warrant exercise prices were greater than the average market price of the common shares during those periods, and their effect would be anti-dilutive.

Warrants to purchase approximately 1,740,094 shares of common stock at various prices exceeding $0.07 per share were outstanding during the three months ended December 31, 2008 but were not included in the computation of diluted earnings per share for this period because the respective warrant exercise prices were greater than the average market price of the common shares during those periods, and their effect would be anti-dilutive.  The convertible debentures to purchase approximately 4,112,766 shares of common stock were not included in the computation of diluted earnings per share because the effect of conversion would be anti-dilutive.

Recent Accounting Pronouncements

On September 30, 2009, the Company adopted changes issued by the FASB to the authoritative hierarchy of generally accepted accounting principles (“GAAP”). These changes establish the FASB Accounting Standards Codification ™ (“Codification”) as of the source of authoritative accounting principles recognized by the FASB to be used I the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the U.S. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption had no material impact on the Company’s condensed results of operations or financial condition.

In May 2009, the FASB issued new guidance regarding subsequent events. The guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Statement is effective for interim or annual financial periods ending after June 15, 2009. Accordingly, the Company adopted these changes on June 30, 2009. The adoption had no material impact on the Company’s condensed results of operations or financial condition.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

Note 3:  Notes Payable

The Company and its Lenders negotiated an extension of the maturity date of the $2,850,000 in convertible debt to October 9, 2009. On October 9, 2009, the entire $2,850,000 of debt was converted into 113,446,099 shares of common stock based on the debt conversion terms in the original convertible debenture and the subsequent conversion agreement for the remaining outstanding debt.   Additionally the Company issued 437,669 shares of common stock for accrued but unpaid interest on the notes through the conversion date of October 9, 2009, at a price of $0.01 per share.

Note 4:                      Equity

During the three months ended December 31, 2009, the Company received approximately $59,530 from the sale of 5,953,246 shares of unregistered common stock to RENN Capital Group at a price of $0.01 per share.  The Company used the funds to complete the sale of the operations including all professional and other fees related to the sale and ongoing filings with the Securities and Exchange Commission.

Note 5:                      Stock Warrants

A summary of changes in outstanding warrants during the three months are presented below:
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value		Weighted Average Remaining Contractual Term (Months)
Warrants outstanding at September 30, 2009	325,000	$1.01
Warrants granted Warrants expired	---------	--------
Warrants outstanding at December 31, 2009	325,000	$1.01	$	-----	12
Warrants exercisable at December 31, 2009	325,000	$1.01	$	-----	12
Warrants exercisable at September 30, 2009	325,000	$1.01

The following table summarizes information about warrants outstanding at December 31, 2009.
Outstanding Exercisable
Weighted Average Weighted Average
Exercise		Life	Exercise		Exercise
Price	Warrants	(Months)	Price	Warrants	Price
$0.86	150,000	14	0.86	150,000	$0.86
1.14	175,000	10	1.14	175,000	1.14

$0.86-$1.14	325,000		$1.01	325,000	$1.01

Note 6:                      Discontinued Operations

Pursuant to a Stock Purchase Agreement dated as of January 26, 2009 (the “Purchase Agreement”) among the Company, CC Merger Corp. (the “Subsidiary”), a wholly owned subsidiary of the Company, and Stephen Crosson and Neil Murvin (collectively, the “Purchasers”) who are related parties, on March 31, 2009, (a) the Company transferred to the Subsidiary substantially all of its assets (the “Purchased Assets”), (b) the Purchasers purchased all of the outstanding shares of the Subsidiary, (c) the Subsidiary assumed all of the Company’s liabilities except any liability relating to indebtedness of the Company owed to funds advised by RENN Capital Group, Inc. (the “RENN Indebtedness”), and (d) the terms of all of the RENN Indebtedness which is not convertible into shares of the Company’s common stock were amended to make such indebtedness so convertible at $0.01 per share. The purchase price for the Purchased Assets was $1.00 in cash and 5% of the proceeds, if any, from the sale of all or substantially all of the voting stock of the Subsidiary; the sale of all or substantially all of the assets of the Subsidiary; a merger, share exchange or similar transaction with an unrelated entity pursuant to which the acquiring entity on the equity holders thereof hold more than a majority of the outstanding voting shares of the merged or surviving company; or an initial public offering of the Subsidiary.

In accordance with the provision of FASB guidance, we have classified revenues and expenses and profit and loss of the sold business as discontinued operations. The following table sets forth the results of operations related to discontinued operations for the three months ended December 31, 2008.

2008
Revenues	$203,085
Expenses	(227,532)
Net Loss	(24,447)
Net gain on disposal	-
Loss from discontinued operations	$(24,447)

Note 7:                      Subsequent Events

The Company has evaluated subsequent events occurring between the end of the current quarter, December 31, 2009, and February 8, 2010, which is the date the financial statements were available to be issued. The evaluation resulted in no impact to the condensed financial statements.

Item 2.                                Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report contains forward-looking statements.  The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed in this section.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof.  The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.  Readers should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended September 30, 2009, the Quarterly Reports on Form 10-Q filed by the Company and any Current Reports on Form 8-K by the Company.

The following discussion and analysis should be read in conjunction with the condensed financial statements and notes thereto in this quarterly report.

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

Three-Month Periods Ended December 31, 2009 and December 31, 2008, Discontinued Operations

During the current quarter, the Company had net interest expense of approximately $4,377 for interest on notes payable from October 1 to October 9, 2009.  On October 9, 2009, the entire balance of notes payable due to RENN managed funds was converted into 113,446,099 shares and accrued but unpaid interest was converted into 437,669 shares.

During the current three month period the Company incurred approximately $40,669 in expenses relating to the public shell.  During the quarter RENN Capital Group managed funds purchased 5,953,246 shares of common stock at a price of $0.01 per share to pay for ongoing public company expenses.

LIQUIDITY AND CAPITAL RESOURCES

On October 9, 2009, the entire $2,850,000 of debt was converted into 113,446,099 shares of common stock based on the debt conversion terms in the original convertible debenture and the subsequent conversion agreement for the remaining outstanding debt, and 437,669 shares of common stock for interest on the notes were issued through the conversion date of October 9, 2009, at a price of $0.01 per share and 5,953,246 shares of common stock were issued for cash investment at a price of $0.01 per share.

Going Concern

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

Recent Accounting Pronouncements

On September 30, 2009, the Company adopted changes issued by the FASB to the authoritative hierarchy of generally accepted accounting principles (“GAAP”). These changes establish the FASB Accounting Standards Codification ™ (“Codification”) as of the source of authoritative accounting principles recognized by the FASB to be used I the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the U.S. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption had no material impact on the Company’s condensed results of operations or financial condition.

In May 2009, the FASB issued new guidance regarding subsequent events. The guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Statement is effective for interim or annual financial periods ending after June 15, 2009. Accordingly, the Company adopted these changes on June 30, 2009. The adoption had no material impact on the Company’s condensed results of operations or financial condition.

Item 4T                                Controls and Procedures

(a)
As of the end of the period covered by this report, our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act).  Based on their evaluation, the chief executive officer (“CEO”) and chief financial officer (“CFO”) concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2009.

(b)	Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.                                Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter the Company received approximately $59,530 in cash in return for 5,953,246 shares of unregistered common stock.  The Company used the funds to pay the overheadexpense of the public shell for management consulting, legal and accounting and stock transfer agent fees related to the ongoing filings with the Securities and Exchange Commission..  CMSF Corp. currently has no operations as a public shell.  The unregistered shares will be issued to RENN Capital Group funds as soon as practicable.  The sale was exempt from the regulation requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

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

                  CMSF CORP

Date:  February 9, 2010                                                        /s/ Stephen Crosson
Stephen Crosson, Chief Executive Officer and
Chief Financial Officer