Form 10-Q
period 2010-03-31
CMSF Corp
filed 2010-05-10
CIK 907686

SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

                                                                                      [x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                                                                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2010: 176,811,208 shares of common stock, no par value.

Transitional Small Business Disclosure Format:

YES___                                NO X

CMSF CORP.
INDEX
			PAGE
PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Condensed Balance Sheets as of March 31, 2010 (Unaudited)
and September 30, 2009			3

Condensed Statements of Operations for the Three
Months Ended March 31, 2010 and 2009 (Unaudited)			4

Condensed Statements of Operations for the Six Months
Ended March 31, 2010 and 2009 (Unaudited)			5

Condensed Statement of Shareholders' Deficiency
for the Six Months Ended March 31, 2010 (Unaudited)			6

Condensed Statements of Cash Flows for the Six Months Ended March 31, 2010 and 2009 (Unaudited)			7

Notes to the Condensed Financial Statements (Unaudited)			8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Discounted Operations		10

Item 4T.	Controls and Procedures		12

PART II - OTHER INFORMATION			13

Item 5	Other Information

Item 6	Exhibits

	Signature

	Exhibit 31	Certification Pursuant to Section 302 of the
		Sarbanes-Oxley Act of 2002

	Exhibit 32	Certification Pursuant to Section 906 of the
		Sarbanes-Oxley Act of 2002

CMSF CORP.
CONDENSED BALANCE SHEETS

	March 31,	September 30,
	2010	2009
ASSETS	(Unaudited)

Total Assets	$-	$-

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current Liabilities:

Accounts payable	$6,591	$18,861
Notes payable	-	2,850,000

Total Liabilities	6,591	2,868,861

Shareholders' Deficiency:
Common stock, no par value; authorized 500,000,000 shares;
issued and outstanding 176,061,208 and 56,224,194 shares	22,378,726	19,457,319

Accumulated Deficit	(22,385,317)	(22,326,180)

Total Shareholders' Deficiency	(6,591)	(2,868,861)

Total Liabilities and Shareholders' Deficiency	$-	$-

See accompanying notes to Condensed Financial Statements

CMSF CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,

	2010	2009
Sales	$-	$-
Cost of sales	-	-

Gross Profit	-	-

General and administrative expenses	(14,091)	-
Interest expense	-	(43,767)

Loss from continuing operations	(14,091)	(43,767)

Discontinued Operations
Income from discontinued operations	-	39,343
Gain on disposal of discontinued operations	-	313,176
	-	352,519

Net income (loss)	$(14,091)	$308,752

Weighted average number of common shares outstanding:
(basic and diluted):	176,061,208	31,696,480

Earnings per common share - basic and diluted:
Loss from continuing operations	$(0.00)	$(0.00)
Loss from discontinued operations	-	-

Net income (loss) per share	$(0.00)	$(0.01)

See accompanying notes to Condensed Financial Statements

CMSF CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended
	March 31,

	2010	2009
Sales	$-	$-
Cost of sales	-	-

Gross Profit	-	-

General and administrative expenses	(54,760)	-
Interest expense	(4,377)	(88,507)

Loss from continuing operations	(59,137)	(88,507)

Discontinued Operations
Income from discontinued operations	-	14,896
Gain on disposal of discontinued operations	-	313,176
	-	328,072

Net income (loss)	$(59,137)	$239,565

Weighted average number of common shares outstanding:
(basic and diluted):	149,354,070	24,156,997

Earnings per common share - basic and diluted:
Loss from continuing operations	$(0.00)	$(0.00)
Loss from discontinued operations	-	0.01

Net income (loss) per share	$(0.00)	$0.01

See accompanying notes to Condensed Financial Statements

CMSF CORP.
CONDENSED STATEMENT OF SHAREHOLDERS' DEFICIENCY
Six Months Ended March 31, 2010
(UNAUDITED)

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance at October 1, 2009	56,224,194	$19,457,319	$(22,326,180)	$(2,868,861)

Fair value of common stock issued for payment of interest expense	437,669	4,377	-	4,377

Common stock issued for cash	6,703,246	67,030	-	67,030
	,
Common stock issued for conversion of notes payable	113,446,099	2,850,000	-	2,850,000

Net loss for the six months ended March 31, 2010	-	-	(59,137)	(59,137)

Balance at March 31, 2010	176,061,208	$22,378,726	$(22,385,317)	$(6,591)

See accompanying notes to Condensed Financial Statements

CMSF CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	March 31,

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(59,137)	$239,565

Income from discontinued operations	-	328,072
Loss from continuing operations	(59,137)	(88,507)
Adjustments to reconcile loss from continued operations to net cash used in operating activities of continued operations:
Fair value of common stock issued for payment of interest expense	4,377	88,507
Decrease in accounts payable	(12,270)	-
Net cash used in operating activities	(67,030)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	67,030	(210,840)
Net cash provided by financing activities	67,030	(210,840)

NET INCREASE IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS, beginning of period	-	-

CASH AND CASH EQUIVALENTS, end of period	$-	$-

Supplemental Cash Flow Information

Cash paid for:
Interest	$-	$-
Income taxes	$800	$824

Supplemental Noncash Investing and Financing Activities
Common stock issued upon conversion of notes payable	$2,850,000	$-

See accompanying notes to Condensed Financial Statements

CMSF CORP.
Notes to Condensed Financial Statements
Six Months Ended March 31, 2010
(Unaudited)

Note 1:  Basis of Presentation

The accompanying condensed financial statements of CMSF Corp (the “Company”) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading.  These condensed financial statements should be read in conjunction with the financial statements and related footnotes included in the Company’s latest Annual Report on Form 10-K.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of March 31, 2010, and the statements of its operations for the three month and six month periods ended March 31, 2010 and 2009 have been included.  The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year.

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

Warrants to purchase approximately 325,000 shares of common stock at various prices exceeding $0.01 per share were outstanding during the three and six months ended March 31, 2010 but were not included in the computation of diluted earnings per share for this period because the respective warrant exercise prices were greater than the average market price of the common shares during those periods, and their effect would be anti-dilutive.

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

Recent Accounting Pronouncements

In August 2009, the FASB issued ASU 2009-05, which amends ASC 820 to provide further guidance on measuring the fair value of a liability.  It primarily does three things: 1) sets forth the types of valuation techniques to be used to value a liability when a quoted price in an active market for the identical liability is not available, 2) clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input of adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability, and 3) clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market, when no adjustments to the quoted price of the asset are required, are Level 1 fair value measuremens.  This standard became effective for the Company beginning in the first quarter of fiscal 2010.  The Company's adoption of ASU 2009-05 did not have a material impact on its financial position, results of operations or liquidity.

In January 2010, the FASB issued Update No. 2010-6, "Improving Disclosures About Fair Value Measurements" (" ASU 2010-6"), which requires reporting entities to make new disclosures about recurring or nonrecurring fail-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements.  ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures, which are effective for annual periods beginning after December 15, 2010.  The Company is currently evaluating the effect of this update on its financial position, results of operations and liquidity.

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

Note 4:                      Equity

During the six months ended March 31, 2010, the Company received approximately $67,030 from the sale of 6,703,246 shares of unregistered common stock to RENN Capital Group at a price of $0.01 per share.  The Company used the funds to complete the sale of the operations including all professional and other fees related to the sale and ongoing filings with the Securities and Exchange Commission.

Note 5:                      Stock Warrants

A summary of changes in outstanding warrants during the three months are presented below:
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value		Weighted Average Remaining Contractual Term (Months)
Warrants outstanding at September 30, 2009	325,000	$1.01
Warrants granted Warrants expired	---------	--------
Warrants outstanding at December 31, 2009	325,000	$1.01	$	-----	9
Warrants exercisable at December 31, 2009	325,000	$1.01	$	-----	9
Warrants exercisable at September 30, 2009	325,000	$1.01

The following table summarizes information about warrants outstanding at December 31, 2009.
Outstanding Exercisable
Weighted Average Weighted Average
Exercise		Life	Exercise		Exercise
Price	Warrants	(Months)	Price	Warrants	Price
$0.86	150,000	11	0.86	150,000	$0.86
1.14	175,000	7	1.14	175,000	1.14

$0.86-$1.14	325,000		$1.01	325,000	$1.01

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

In accordance with the provision of FASB guidance, we have classified revenues and expenses and profit and loss of the sold business as discontinued operations. The following table sets forth the results of operations related to discontinued operations for the three and six months ended March 31, 2009.

	Three Months Ended March 31, 2009	Six Months Ended

Revenues	$285,793	$488,877
Expenses	(246,450)	(473,981)

Net income	39,343	14,896

Net gain on disposal	313,176	313,176

Income from discontinued operations	$352,519	$328,072

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

Three-Month Periods Ended March 31, 2010 and March 31, 2009, Discontinued Operations

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

   Six-Month Periods Ended March 31, 2010 and March 31, 2009, Discontinued Operations

During the current six months, the Company had net interest expense of approximately $4,377 for interest on notes payable from October 1 to October 9, 2009.  On October 9, 2009, the entire balance of notes payable due to RENN managed funds was converted into 113,446,099 shares and accrued but unpaid interest was converted into 437,669 shares.

During the current six month period the Company incurred approximately $54,760 in expenses relating to the public shell.  During the six month period RENN Capital Group managed funds purchased 6,703,246 shares of common stock at a price of $0.01 per share to pay for ongoing public company expenses.

LIQUIDITY AND CAPITAL RESOURCES

On October 9, 2009, the entire $2,850,000 of debt was converted into 113,446,099 shares of common stock based on the debt conversion terms in the original convertible debenture and the subsequent conversion agreement for the remaining outstanding debt, and 437,669 shares of common stock for interest on the notes were issued through the conversion date of October 9, 2009, at a price of $0.01 per share and 6,703,246 shares of common stock were issued for cash investment at a price of $0.01 per share.

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

Recent Accounting Pronouncements

In August 2009, the FASB issued ASU 2009-05, which amends ASC 820 to provide further guidance on measuring the fair value of a liability.  It primarily does three things: 1) sets forth the types of valuation techniques to be used to value a liability when a quoted price in an active market for the identical liability is not available, 2) clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability, and 3) clarifies that both a quoted price in an active market for the identical liability at the measureement date and the quoted price for the identical liability when traded as an asset in an active market, when no adjustments to the quoted price of the asset are required, are Level 1 fair value measurements.  This standard became effective for the Company beginning in the first quarter of fiscal 2010.  The Company's adoption of ASU 2009-05 did not have a material impact on its financial position, results of operations or liquidity.

In January 2010, the FASB issued Update No. 2010-6, "Improving Disclosures About Fair Value Measurements" (ASU 2010-6"), which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements.  ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures, which are effective for annual periods beginning after December 15, 2010.  The Company is currently evaluating the effect of this update on its financial position, results of operations and liquidity.

Item 4T                                Controls and Procedures

(a)
As of the end of the period covered by this report, our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act).  Based on their evaluation, the chief executive officer (“CEO”) and chief financial officer (“CFO”) concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2010.

(b)	Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.                                Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter the Company received approximately $7,500 in cash in return for 750,000 shares of unregistered common stock.  The Company used the funds to pay the overhead expense of the public shell for management consulting, legal and accounting and stock transfer agent fees related to the ongoing filings with the Securities and Exchange Commission.  CMSF Corp. currently has no operations as a public shell.  The unregistered shares will be issued to RENN Capital Group funds as soon as practicable.  The sale was exempt from the regulation requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

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

                  CMSF CORP

Date:  May 7, 2010                                                                /s/ Stephen Crosson
Stephen Crosson, Chief Executive Officer and
Chief Financial Officer