Form 10-Q/A
period 2010-03-31
CMSF Corp
filed 2010-05-13
CIK 907686

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

Transitional Small Business Disclosure Format:

YES___                                NO X

CMSF CORP.
INDEX
			PAGE
PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Condensed Balance Sheets as of March 31, 2010 (Unaudited)
and September 30, 2009			3

Condensed Statements of Operations for the Three
Months Ended March 31, 2010 and 2009 (Unaudited)			4

Condensed Statements of Operations for the Six Months
Ended March 31, 2010 and 2009 (Unaudited)			5

Condensed Statement of Shareholders' Deficiency
for the Six Months Ended March 31, 2010 (Unaudited)			6

Condensed Statements of Cash Flows for the Six Months Ended March 31, 2010 and 2009 (Unaudited)			7

Notes to the Condensed Financial Statements (Unaudited)			8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Discounted Operations		10

Item 4T.	Controls and Procedures		12

PART II - OTHER INFORMATION			13

Item 5	Other Information

Item 6	Exhibits

	Signature

	Exhibit 31	Certification Pursuant to Section 302 of the
		Sarbanes-Oxley Act of 2002

	Exhibit 32	Certification Pursuant to Section 906 of the
		Sarbanes-Oxley Act of 2002

CMSF CORP.
CONDENSED BALANCE SHEETS

	March 31,	September 30,
	2010	2009
ASSETS	(Unaudited)

Total Assets	$-	$-

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current Liabilities:

Accounts payable	$6,591	$18,861
Notes payable	-	2,850,000

Total Liabilities	6,591	2,868,861

Shareholders' Deficiency:
Common stock, no par value; authorized 500,000,000 shares;
issued and outstanding 176,811,208 and 56,224,194 shares	22,378,726	19,457,319

Accumulated Deficit	(22,385,317)	(22,326,180)

Total Shareholders' Deficiency	(6,591)	(2,868,861)

Total Liabilities and Shareholders' Deficiency	$-	$-

See accompanying notes to Condensed Financial Statements

CMSF CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,

	2010	2009
Sales	$-	$-
Cost of sales	-	-

Gross Profit	-	-

General and administrative expenses	(14,091)	-
Interest expense	-	(43,767)

Loss from continuing operations	(14,091)	(43,767)

Discontinued Operations
Income from discontinued operations	-	39,343
Gain on disposal of discontinued operations	-	313,176
	-	352,519

Net income (loss)	$(14,091)	$308,752

Weighted average number of common shares outstanding:
(basic and diluted):	176,061,208	31,696,480

Earnings per common share - basic and diluted:
Loss from continuing operations	$(0.00)	$(0.00)
Loss from discontinued operations	-	0.01

Net loss per share	$(0.00)	$0.01

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

See accompanying notes to Condensed Financial Statements

CMSF CORP.
CONDENSED STATEMENT OF SHAREHOLDERS' DEFICIENCY
Six Months Ended March 31, 2010
(UNAUDITED)

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance at October 1, 2009	56,224,194	$19,457,319	$(22,326,180)	$(2,868,861)

Fair value of common stock issued for payment of interest expense	437,669	4,377	-	4,377

Common stock issued for cash	6,703,246	67,030	-	67,030
	,
Common stock issued for conversion of notes payable	113,446,099	2,850,000	-	2,850,000

Net loss for the six months ended March 31, 2010	-	-	(59,137)	(59,137)

Balance at March 31, 2010	176,811,208	$22,378,726	$(22,385,317)	$(6,591)

See accompanying notes to Condensed Financial Statements

CMSF CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	March 31,

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(59,137)	$239,565

Income from discontinued operations	-	328,072
Loss from continuing operations	(59,137)	(88,507)
Adjustments to reconcile loss from continued operations to net cash used in operating activities of continued operations:
Fair value of common stock issued for payment of interest expense	4,377	88,507
Decrease in accounts payable	(12,270)	-
Net cash used in operating activities of continued operations	(67,030)
Net cash used in operating activities of discountinued operations	-	(210,840)
Net cash used in operating activities	(67,030)	(210,840)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	67,030	210,840
Net cash provided by financing activities	67,030	210,840

NET INCREASE IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS, beginning of period	-	-

CASH AND CASH EQUIVALENTS, end of period	$-	$-

Supplemental Cash Flow Information

Cash paid for:
Interest	$-	$-
Income taxes	$800	$824

Supplemental Noncash Investing and Financing Activities
Common stock issued upon conversion of notes payable	$2,850,000	$-

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

The Company and its Lenders negotiated an extension of the maturity date of the $2,850,000 in convertible debt to October 9, 2009. On October 9, 2009, the entire $2,850,000 of debt was converted into 113,446,099 shares of common stock based on the debt conversion terms in the original convertible debenture and the subsequent conversion agreement for the remaining outstanding debt.  Additionally the Company issued 437,669 shares of common stock valued at $4,377 for accrued but unpaid interest on the notes through the conversion date of October 9, 2009, at a price of $0.01 per share.

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

Note 5:                      Stock Warrants

A summary of changes in outstanding warrants during the six months are presented below:
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value		Weighted Average Remaining Contractual Term (Months)
Warrants outstanding at September 30, 2009	325,000	$1.01
Warrants granted Warrants expired	---------	--------
Warrants outstanding at March 31, 2010	325,000	$1.01	$	-----	9
Warrants exercisable at March 31, 2010	325,000	$1.01	$	-----	9
Warrants exercisable at September 30, 2009	325,000	$1.01

The following table summarizes information about warrants outstanding at March 31, 2010.
Outstanding Exercisable
Weighted Average Weighted Average
Exercise		Life	Exercise		Exercise
Price	Warrants	(Months)	Price	Warrants	Price
$0.86	150,000	11	0.86	150,000	$0.86
1.14	175,000	7	1.14	175,000	1.14

$0.86-$1.14	325,000		$1.01	325,000	$1.01

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

	Three Months Ended March 31, 2009	Six Months Ended March 31, 2009

Revenues	$285,793	$488,877
Expenses	(246,450)	(473,981)

Net income	39,343	14,896

Net gain on disposal	313,176	313,176

Income from discontinued operations	$352,519	$328,072

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

During the current three month period the Company incurred approximately $14,091 in expenses relating to the public shell.  During the quarter RENN Capital Group managed funds purchased 750,000 shares of common stock at a price of $0.01 per share to pay for ongoing public company expenses.

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

                  CMSF CORP

Date:  May 13, 2010                                                              /s/ Stephen Crosson
Stephen Crosson, Chief Executive Officer and
Chief Financial Officer