Form 10-Q
period 2010-06-30
CMSF Corp
filed 2010-08-09
CIK 907686

SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

                                                                                      [x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                                                                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

Commission file number 1-12312

                                                                                                                     CMSF CORP.
                                                                                                                                (Name of registrant as specified in its charter)

                                                                     Delaware                                                                         95-3880130
                                                                                                      (State of incorporation)                                               (I.R.S. Employer Identification No)

980 Enchanted Way, Suite 201, Simi Valley, California 93065
(Address of principal executive offices)

Issuer’s telephone number:   (805) 370-3100

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
Number of shares outstanding of each of the issuer’s classes of common stock, as of July 23, 2010: 177,903,135 shares of common stock, $0.000001 par value.

Transitional Small Business Disclosure Format:

YES___                                NO X

CMSF CORP.
INDEX
			PAGE
PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Condensed Balance Sheets as of June 30, 2010 (Unaudited)
and September 30, 2009			3

Condensed Statements of Operations for the Three
Months Ended June 30, 2010 and 2009 (Unaudited)			4

Condensed Statements of Operations for the Nine Months
Ended June 30, 2010 and 2009 (Unaudited)			5

Condensed Statement of Shareholders' Deficiency
for the Nine Months Ended June 30, 2010 (Unaudited)			6

Condensed Statements of Cash Flows for the Nine Months Ended June 30, 2010 and 2009 (Unaudited)			7

Notes to the Condensed Financial Statements (Unaudited)			8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Discounted Operations		10

Item 4T.	Controls and Procedures		12

PART II - OTHER INFORMATION			13

Item 5	Other Information

Item 6	Exhibits

	Signature

	Exhibit 31	Certification Pursuant to Section 302 of the
		Sarbanes-Oxley Act of 2002

	Exhibit 32	Certification Pursuant to Section 906 of the
		Sarbanes-Oxley Act of 2002

CMSF CORP.
CONDENSED BALANCE SHEETS

	June 30,	September 30,
	2010	2009
ASSETS	(Unaudited)

Total Assets	$-	$-

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current Liabilities:

Accounts payable	$4,141	$18,861
Notes payable	-	2,850,000

Total Liabilities	4,141	2,868,861

Shareholders' Deficiency:
Common stock, $0.000001 par value at June 30, 2010 and no par at
September 30, 2009, authorized 100,000,000,000 shares;
issued and outstanding 177,903, 135 and 56, 224,194 shares, respectively	178	19,457,319
Additional paid-in capital	22,389,467	-
Common stock to be issued, 829, 086 shares	8,291	-

Accumulated Deficit	(22,402,077)	(22,326,180)

Total Shareholders' Deficiency	(4,141)	(2,868,861)

Total Liabilities and Shareholders' Deficiency	$-	$-

See accompanying notes to Condensed Financial Statements

CMSF CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30,

	2010	2009
Sales	$-	$-
Cost of sales	-	-

Gross Profit	-	-

General and administrative expenses	(16,760)	(35,212)
Interest expense	-	(44,253)

Loss from continuing operations	(16,760)	(79,465)

Discontinued Operations
Income from discontinued operations	-	-
Gain on disposal of discontinued operations	-	-
	-	-

Net loss	$(16,760)	$(79,465)

Weighted average number of common shares outstanding:
(basic and diluted):	176,061,208	44,308,242

Earnings per common share - basic and diluted:
Loss from continuing operations	$(0.00)	$(0.00)
Income from discontinued operations	-	-

Net loss per share	$(0.00)	$(0.00)

See accompanying notes to Condensed Financial Statements

CMSF CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended
	June 30,

	2010	2009
Sales	$-	$-
Cost of sales	-	-

Gross Profit	-	-

General and administrative expenses	(71,520)	(35,212)
Interest expense	(4,377)	(132,760)

Loss from continuing operations	(75,897)	(167,972)

Discontinued Operations	-	14,896
Income from discontinued operations	-	313,176
Gain on disposal of discontinued operations	-	328,072

Net (loss) income	$(75,897)	$160,100

Weighted average number of common shares outstanding:
(basic and diluted):	158,209,099	29,415,174

Earnings per common share - basic and diluted:
Loss from continuing operations	$(0.00)	$(0.01)
Income from discontinued operations	-	0.01

Net (loss) income per share	$(0.00)	$0.01

See accompanying notes to Condensed Financial Statements

CMSF CORP.
CONDENSED STATEMENT OF SHAREHOLDERS' DEFICIENCY
Nine Months Ended June 30, 2010
(UNAUDITED)

Common Stock
	Shares	Amount	Additional Paid in capital	Common Stock to be issued	Accumulated Deficit	Total

Balance at October 1, 2009	56,224,194	$19,457,319	$-	$-	$22,326,180	$(2,868,861)

Reincorporation	-	(19,457,263)	19,457,263	-	-	-

Fair value of common stock issued for payment of interest expense	437,669	1	4,376	-	-	4,377

Common stock issued for cash	7,795,173	8	77,941	8,291	-	86,240

Common stock issued for conversion of notes payable	113,446,099	113	2,849,887	-	-	2,850,000

Net loss for the nine months ended June 30, 2010	-	-	-	-	(75,897)	(75,897)

Balance at June 30, 2010	177,903,135	$178	$22,389,467	$8,291	$(22,402,077)	$(4,141)

See accompanying notes to Condensed Financial Statements

CMSF CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	June 30,

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(75,897)	$160,100

Income from discontinued operations	-	328,072
Loss from continuing operations	(75,897)	(167,972)
Adjustments to reconcile loss from continued operations to net cash used in operating activities of continued operations:
Fair value of common stock issued for payment of interest expense	4,377	132,760
(Decrease) increase in accounts payable	(14,720)	14,342
Net cash used in operating activities of continued operations	(86,240)	(20,870)

Net cash used in operating activities of discountinued operations	-	(210,840)
Net cash used in operating activities	(86,240)	(231,710)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	86,240	231,710
Net cash provided by financing activities	86,240	231,710

NET INCREASE IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS, beginning of period	-	-

CASH AND CASH EQUIVALENTS, end of period	$-	$-

Supplemental Cash Flow Information

Cash paid for:
Interest	$-	$-
Income taxes	$800	$824

Supplemental Noncash Investing and Financing Activities
Common stock issued upon conversion of notes payable	$2,850,000	$-

See accompanying notes to Condensed Financial Statements

CMSF CORP.
Notes to Condensed Financial Statements
Nine Months Ended June 30, 2010
(Unaudited)

Note 1:  Basis of Presentation

The accompanying condensed financial statements of CMSF Corp (the “Company”) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading.  These condensed financial statements should be read in conjunction with the financial statements and related footnotes included in the Company’s latest Annual Report on Form 10-K.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of June 30, 2010, and the statements of its operations for the three month and nine month periods ended June 30, 2010 and 2009 have been included.  The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year.

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

On May 24, 2010, CMSF Corp., a California corporation (“CMSF-California”) and its newly formed, wholly owned subsidiary, CMSF Corp., a Delaware corporation (“CMSF-Delaware”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which CMSF-California merged with and into CMSF-Delaware, with CMSF-Delaware being the surviving entity (the “Reincorporation Merger”).  The closing of the Reincorporation Merger took place immediately upon satisfaction by CMSF-Delaware of all requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pertaining to the Reincorporation Merger (the “Effective Time” of the Reincorporation Merger).  As a result of the Reincorporation Merger, the authorized shares of common stock of the Company was increased to 100,000,000,000 shares, the par value was changed to $0.000001 per share and the legal domicile of the surviving corporation was changed to Delaware.

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

Warrants to purchase approximately 325,000 shares of common stock at various prices exceeding $0.01 per share were outstanding during the three and nine months ended June 30, 2010 but were not included in the computation of diluted earnings per share for this period because the respective warrant exercise prices were greater than the average market price of the common shares during those periods, and their effect would be anti-dilutive.

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

Recent Accounting Pronouncements

                 In April 2010, the Financial Accounting Standards Board (FASB) issued new accounting guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This standard is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011 will require the Company to apply this guidance retrospectively effective as of January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. As the Company plans to implement this standard prospectively, the effect of this guidance will be limited to future transactions. The Company does not expect adoption of this standard to have a material impact on its financial position or results of operations as it has no material research and development arrangements which will be accounted for under the milestone method.

                 In January 2010, the FASB issued new accounting guidance which requires new disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring presentation on a gross basis of information about purchases, sales, issuances and settlements in Level 3 fair value measurements. The guidance also clarifies existing disclosures regarding level of disaggregation, inputs and valuation techniques. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009.  Disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010.  As this guidance requires only additional disclosure, there should be no impact on the financial statements of the Company upon adoption.

                 In October 2009, a new accounting consensus was issued for multiple-deliverable revenue arrangements. This consensus amends existing revenue recognition accounting standards. This consensus provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previously the existing accounting consensus required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. Under the existing accounting consensus, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future financial statements.

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

Note 4:   Equity

During the quarter the company completed a reincorporation merger with its wholly owned subsidiary CMSF Corp. Delaware.  CMSF Corp. became a Delaware domiciled corporation.  In addition, the aggregate number of shares of capital stock that the Corporation will have authority to issue is 100,001,000,000 (one hundred billion one million), of which 100,000,000,000 (one hundred billion) will be shares of common stock, $0.000001 par value per share, and 1,000,000 (one million) of which will be shares of preferred stock, $0.000001 par value per share (the “Preferred Stock”).  Commensurate with the change in par value, the Company reclassified $19,457,263 from par value to additional paid in capital.

               During the nine months ended June 30, 2010, the Company received approximately $86,240 from the sale of 7,795,173 shares of unregistered common stock to RENN Capital Group at a price of $0.01 per share.  As of June 30, 2010, $8,291 was recorded as common stock to be issued representing 829,086 shares.  The Company used the funds to complete the sale of the operations including all professional and other fees related to the sale and ongoing filings with the Securities and Exchange Commission.

Note 5:   Stock Warrants

A summary of changes in outstanding warrants during the six months are presented below:
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value		Weighted Average Remaining Contractual Term (Months)
Warrants outstanding at September 30, 2009	325,000	$1.01
Warrants granted Warrants expired	---------	--------
Warrants outstanding at June 30, 2010	325,000	$1.01	$	-----	6
Warrants exercisable at June 30, 2010	325,000	$1.01	$	-----	6
Warrants exercisable at September 30, 2009	325,000	$1.01

The following table summarizes information about warrants outstanding at June 30, 2010.
Outstanding Exercisable
Weighted Average Weighted Average
Exercise		Life	Exercise		Exercise
Price	Warrants	(Months)	Price	Warrants	Price
$0.86	150,000	8	$0.86	150,000	$0.86
1.14	175,000	4	1.14	175,000	1.14

$0.86-$1.14	325,000		$1.01	325,000	$1.01

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

In accordance with the provision of FASB guidance, we have classified revenues and expenses and profit and loss of the sold business as discontinued operations. The following table sets forth the results of operations related to discontinued operations for the three and nine months ended June 30, 2009.

	Three Months Ended June 30, 2009	Nine Months Ended June 30, 2009

Revenues	$-	$488,877
Expenses	-	(473,981)

Net income	-	14,896

Net gain on disposal	-	313,176

Income from discontinued operations	$-	$328,072

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

               On May 24, 2010, CMSF Corp., a California corporation (“CMSF-California”) and its newly formed, wholly owned subsidiary, CMSF Corp., a Delaware corporation (“CMSF-Delaware”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which CMSF-California merged with and into CMSF-Delaware, with CMSF-Delaware being the surviving entity (the “Reincorporation Merger”).  The closing of the Reincorporation Merger took place immediately upon satisfaction by CMSF-Delaware of all requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pertaining to the Reincorporation Merger (the “Effective Time” of the Reincorporation Merger).  As a result of the Reincorporation Merger, the authorized shares of common stock of the Company was increased to 100,000,000,000 shares, the par value was changed to $0.000001 per share and the legal domicile of the surviving corporation was changed to Delaware.

       Three-Month Periods Ended June 30, 2010 and June 30, 2009, Discontinued Operations

During the current three month period the Company incurred approximately $16,760 in expenses relating to the public shell.  During the quarter RENN Capital Group managed funds purchased 1,091,927shares of common stock at a price of $0.01 per share to pay for ongoing public company expenses.

  Nine-Month Periods Ended June 30, 2010 and June 30, 2009, Discontinued Operations

During the current nine months, the Company had net interest expense of approximately $4,377 for interest on notes payable from October 1 to October 9, 2009.  On October 9, 2009, the entire balance of notes payable due to RENN managed funds was converted into 113,446,099 shares and accrued but unpaid interest was converted into 437,669 shares.

During the current nine month period the Company incurred approximately $71,520 in expenses relating to the public shell.  During the nine month period RENN Capital Group managed funds purchased 7,795,173 shares of common stock at a price of $0.01 per share to pay for ongoing public company expenses.

LIQUIDITY AND CAPITAL RESOURCES

On October 9, 2009, the entire $2,850,000 of debt was converted into 113,446,099 shares of common stock based on the debt conversion terms in the original convertible debenture and the subsequent conversion agreement for the remaining outstanding debt, and 437,669 shares of common stock for interest on the notes were issued through the conversion date of October 9, 2009, at a price of $0.01 per share.  During the nine months ended June 30, 2010, 7,795,173 shares of common stock were issued for cash investment at a price of $0.01 per share.

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

Recent Accounting Pronouncements

                In April 2010, the Financial Accounting Standards Board (FASB) issued new accounting guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This standard is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011 will require the Company to apply this guidance retrospectively effective as of January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. As the Company plans to implement this standard prospectively, the effect of this guidance will be limited to future transactions. The Company does not expect adoption of this standard to have a material impact on its financial position or results of operations as it has no material research and development arrangements which will be accounted for under the milestone method.

                In January 2010, the FASB issued new accounting guidance which requires new disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring presentation on a gross basis of information about purchases, sales, issuances and settlements in Level 3 fair value measurements. The guidance also clarifies existing disclosures regarding level of disaggregation, inputs and valuation techniques. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009.  Disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010.  As this guidance requires only additional disclosure, there should be no impact on the financial statements of the Company upon adoption.

                In October 2009, a new accounting consensus was issued for multiple-deliverable revenue arrangements. This consensus amends existing revenue recognition accounting standards. This consensus provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previously the existing accounting consensus required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. Under the existing accounting consensus, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future financial statements.

Item 4T                                Controls and Procedures

(a)
As of the end of the period covered by this report, our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act).  Based on their evaluation, the chief executive officer (“CEO”) and chief financial officer (“CFO”) concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2010.

(b)	Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter the Company received approximately $10,919 in cash in return for 1,091,927 shares of unregistered common stock.  The Company used the funds to pay the overhead expense of the public shell for management consulting, legal and accounting and stock transfer agent fees related to the ongoing filings with the Securities and Exchange Commission.  CMSF Corp. currently has no operations as a public shell.  The unregistered shares will be issued to RENN Capital Group funds as soon as practicable.  The sale was exempt from the regulation requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

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

                  CMSF CORP

Date:  August 9, 2010                                                           /s/ Stephen Crosson
Stephen Crosson, Chief Executive Officer and
Chief Financial Officer