Form 10-K
period 2010-09-30
CMSF Corp
filed 2010-12-21
CIK 907686

SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549
________________
FORM 10-K
     [x]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                                                                                                                      SECURITIES EXCHANGE ACT OF 1934
   For the fiscal year ended September 30, 2010
or
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
Securities registered under Section 12(b) of the Exchange Act: None
                                                                                               Securities registered under Section 12(B) of the Exchange Act: Common Stock $0.000001

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
Large accelerated filer                                                                 Accelerated filer 

Non-accelerated filer                                                                 Smaller reporting company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act.)         Yes X         NO __

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2010 was approximately $54,000

Number of shares outstanding of each of the registrant’s classes of common stock as of November 1, 2010: 177,903,135 shares of common stock, $0.000001 par value.

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

Item 1.                                BUSINESS OVERVIEW

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

Effective October 9, 2009, all outstanding RENN Indebtedness (including accrued interest) was converted into an aggregate of 113,883,768 shares of unregistered common stock.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities.  Through September 30, 2010, the Company has incurred accumulated losses of $22,419,518.

The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital.  The Company’s financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

                                                                                                               Common Stock Sales Prices
Symbol “CMSF”	High	Low

Year Ended September 30, 2009
October 1, 2008 – December 31, 2008	$0.08	$0.01

January 1, 2009 – March 31, 2009	$0.01	$0.01

April 1, 2009 – June 30, 2009	$0.01	$0.01

July 1, 2009 – September 30, 2009	$0.02	$0.01

Year Ended September 30, 2010

October 1, 2009 – December 31, 2009	$0.02	$0.01

January 1, 2010 – March 31, 2010	$0.02	$0.01

April 1, 2010 – June 30, 2010	$0.02	$0.01

July 1, 2010 – September 30, 2010	$0.02	$0.01

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

Effective October 9, 2009, all outstanding indebtedness owed to funds advised by RENN Capital Group, Inc., was converted into an aggregate of 113,883,768 shares of the Company’s Common Stock.  The indebtedness included $1,750,000 in a convertible debenture (which converted at the rate of $0.507820582 per share) and $1,100,000 in principal for promissory notes (which converted at the rate of $0.01 per share), and accrued but unpaid interest of $4,377.

    During the year ended September 30, 2010, the Company received approximately $78,000 from the sale of 7,795,173 shares of unregistered common stock to Renn Capital Group at a price of $0.01 per share.  The Company used the funds to pay professional and other fees related to the ongoing filings with the Securities and Exchange Commission.

All of the foregoing securities were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Regulation D promulgated thereunder. No commissions were paid.

    As of September 30, 2010, there were 132 holders of record of the Company’s common stock. To date, the Company has not declared or paid any cash dividends with respect to its Common Stock

Item 6.                      SELECTED FINANCIAL DATA

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

Effective October 9, 2009, all outstanding RENN Indebtedness (including accrued interest) was converted into an aggregate of 113,883,768 shares of unregistered common stock.

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

RESULTS OF OPERATIONS
FISCAL YEARS ENDED SEPTEMER 30, 2010 AND SEPTEMBER 30, 2009
DISCONTINUED OPERATIONS

    During the current fiscal year, the Company had net interest expense of $4,377 as compared to $177,500 in net interest expense during the prior fiscal year.  The decrease of $173,123, or 98%, in interest expense is a result of conversion of all debt during October 2009 the first month of the current fiscal year being reported. As of September 30, 2009, the Company had a principal balance of $1,750,000 on a convertible debenture from RENN Capital Group, with 6% interest paid monthly.  The Company also had a principal balance of $750,000, in connection with a two year 7% loan from RENN Capital Group.  The Company also had a principal balance of $300,000 for a short term loan from RENN Capital Group with interest of 8% on $200,000 of the principal balance being paid in monthly installments.  In February 2008, the Company received an additional $50,000 in funding from the RENN Capital Group with interest of 8% to be paid in unregistered stock or cash at the Company’s discretion.  The note matured at the same time as other current debt with the RENN Capital Group as of September 30, 2009.  No cash interest was paid during the current and prior fiscal years and all interest payments relating to the debt principal on the balance sheet was paid in unregistered common stock. The Company negotiated this change in interest payment during the fiscal year ended September 30, 2008.

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

Effective October 9, 2009, all outstanding indebtedness owed to funds advised by RENN Capital Group, Inc., was converted into an aggregate of 113,883,768 shares of the Company’s Common Stock.  The indebtedness included $1,750,000 in a convertible debenture (which converted at the rate of $0.507820582 per share) $1,100,000 in principal for promissory notes (which converted at the rate of $0.01 per share) and accrued but unpaid interest of $4,377.

The Company has no debt currently.

During the current fiscal year the Company has incurred approximately $93,000 in expenses relating to the ongoing consulting, legal, accounting and other charges incurred to maintain its status as a public entity and to keep up current filings with the Securities and Exchange Commission.

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

During the year ended September 30, 2010, the Company received approximately $78,000 from the sale of 7,795,173 shares of unregistered common stock to Renn Capital Group at a price of $0.01 per share.  As of September 30, 2010, $24,100 was recorded as common stock to be issued representing 2,409,975 shares.  The unissued shares will be issued prior to calendar year end.  The Company used the funds to pay professional and other fees related to the ongoing filings with the Securities and Exchange Commission.

During the current fiscal year, the Company had net interest expense of $4,377 as compared to $177,500 in net interest expense during the prior fiscal year.  The decrease of $173,123, or 98%, in interest expense is a result of conversion of all outstanding debt and interest due during October 2009 the first month of the current fiscal year being reported.

Effective October 9, 2009, all outstanding indebtedness owed to funds advised by RENN Capital Group, Inc., was converted into an aggregate of 113,883,768 shares of the Company’s Common Stock.  The indebtedness included $1,750,000 in a convertible debenture (which converted at the rate of $0.507820582 per share), $1,100,000 in principal for promissory notes (which converted at the rate of $0.01 per share) and accrued but unpaid interest of $4,377.

The Company currently has no cash or other assets to support its operations which consist solely of complying with its reporting obligations as a public company.  Although there is no binding agreement in effect, the Company anticipates obtaining such funds through the sale of its Common Stock to funds advised by RENN Capital Group, Inc., or any transfer of RENN’s interest in the Company.

Going Concern

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities.  Through September 30, 2010, the Company has incurred accumulated losses of $22,419,518.

The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital.  The Company’s   financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

    The Company currently has no contractual obligations.  All debt consisting of notes payable and debentures were converted to the Company’s common stock during the first quarter of the current fiscal year.

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

Item 8.                                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The following is a list of financial statements filed herewith:

Balance Sheets as of September 30, 2010 and September 30, 2009

Statements of Operations for the years ended September 30, 2010 and 2009

Statements of Shareholders’ Deficiency for the years ended September 30, 2010 and 2009

Statements of Cash Flows for the years ended September 30, 2010 and 2009

Notes to Financial Statements

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

Based on the results of this evaluation our CEO and CFO, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2010.

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

Our CEO and CFO conducted an assessment of our internal control over financial reporting as of September 30, 2010 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected.

Based on the results of this evaluation, our CEO and CFO concluded that our isclosure controls and procedures were effective at reasonable assurance level as of September 30, 2010.

(b)           Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting or in other factors that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.                                DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of September 30, 2010, the directors and executive officers of the Company are as follows:

Name	Age	Position
Robert Pearson	74	Director

Stephen Crosson	51	Chief Executive Officer,
		Chief Financial Officer,
		Secretary & Director

Russell Cleveland	71	Director

Lee Pryor	73	Director

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

DIRECTOR COMPENSATION

Directors do not receive any annual compensation.  Outside directors receive $1,000 each for each meeting attended and reimbursement for out-of-pocket expenses for attending meetings.   Mr. Pearson and Mr. Cleveland have waived the meeting fees.  The board held one  telephonic meeting during the current fiscal year.

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

Item 11.                                EXECUTIVE COMPENSATION

The following tables and discussion set forth information with respect to all compensation awarded to, earned by or paid to our Principal Executive Officer.  There were no executive officers whose annual salary and bonus exceeded $100,000 during our last two completed fiscal years (collectively referred to in this discussion as the ‘named executive officers”).  The officer designation indicates positions held as of September 30, 2010, the end of our last fiscal year.

          Summary Compensation Table

                                                                                                                                       ANNUAL COMPENSATION
	FISCAL YEAR			ALL
NAME AND	ENDED			OTHER
PRINCIPAL POSITION	SEPTEMBER 30,	SALARY	BONUS	COMPENSATION	Total ($)
Stephen Crosson,	2010	$30,000	----	----	$30,000
Chief Executive Officer,	2009	$43,438	----	----	$43,438
Chief Financial Officer,
Corporate Secretary &
Director

Discussion of Compensation

Our compensation program consisted of the following three components:
•	base salary;
•	bonuses; and
•
awards of restricted stock or stock options from our Year 2000 Employee Stock Option Plan.  On July 1, 2008, the board passed a resolution terminating the plan, including all vested and unvested options outstanding, therefore there were no options awarded or vested

In our fiscal years ended September 30, 2009 and 2010, there was no restricted stock, stock options or bonuses issued to the named executive officers.  Mr. Crosson is contacted as a non-employee officer of the Company at a rate of $2,500 per month through October 2010.  Future status of the contract is yet to be  determined.

Director Compensation

During the current fiscal year there were no fees or options issued to directors as compensation for services rendered.  The Company intends to reinstate the compensation plan for directors in the future including fees for meetings attended and annual stock options.

The Year 2000 employee stock option plan was terminated as of July 1, 2008.  There are currently no outstanding equity awards exercisable or unexercisable at the fiscal year ended September 30, 2010.

Item 12.                   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of September 30, 2010 by (I) each person who is known by the Company to own beneficially more than 5% of the Company’s outstanding Common Stock; (ii) each of the Company’s directors; (iii) the named Executive Officers; and (iv) executive officers and directors of the Company as a group:
       COMMON STOCK (1)
	NUMBER OF	PERCENTAGE OF
NAME AND ADDRESS (2)	SHARES	OUTSTANDING (3)
Robert Pearson . . . . . . . . . . . . . . . . . . . . . (4)	----	----

Russell Cleveland . . . . . . . . . . . . . . . . . . . (4)	----	----

Lee Pryor . . . . . . . . . . . . . . . . . . . . . . . . .	----	----

Stephen Crosson . . . . . . . . . . . . . . . . . . .	222,770 (5)	----

Renaissance Capital Growth & Income Fund III, Inc........	39,411,237 (6)	22.14
8080 N. Central Expressway Suite 210, Dallas, Texas 75206

Renaissance US Growth & Income Trust PLC........	67,916,903 (7)	38.15
8080 N. Central Expressway Suite 210, Dallas, Texas 75206

Global Entrepreneurs Fund Inc.........	65,500,256 (8)	36.80
8080 N. Central Expressway Suite 210, Dallas, Texas 75206

All executive officers and
directors as a group
(4 persons) . . . . . . . . . . . . . . . . . . . . .	222,770	----

(1)
As used herein, the term beneficial ownership is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power and/or sole or shared investment power subject to community property laws where applicable.

(2)	Except as indicated, the address of each person is c/o the Company at 980 Enchanted Way, #201 A/B, Simi Valley, California 93065.
(3)	Based on 177,903,135 shares of Common Stock outstanding as of October 9, 2009.
(4)
Does not include any shares owned by the Renaissance Funds described in the table.  Mr. Pearson is an executive officer of Renaissance Capital Group, Inc. (“RCG”) which is the investment advisor to the Renaissance Funds and BFS US and the investment manager of Renaissance U.S.

(5)	Includes 222,770 shares of our common stock
(6)
RCG is the investment advisor of the Renaissance Funds.  The Common Shares deemed to be beneficially owned by the Renaissance Capital Growth and Income Fund III, are comprised of 39,302,904 shares of our Common Stock and warrants to purchase 58,333 shares at $1.14 per share and warrants to purchase 50,000 shares at $0.86 per share.  All of such securities are owned by the Renaissance Funds as described herein.

(7)
RCG is the Investment Manager of Renaissance US.  The Common Shares deemed to be beneficially owned by the Renaissance US Fund are comprised of 67,808,569 shares of our Common Stock and warrants to purchase 58,334 shares at $1.14 per share and warrants to purchase 50,000 shares at $0.86 per shares.  All of such securities are owned by the Renaissance Funds as described herein.

(8)
RCG is the Investment Advisor for GSOT.  The Common Shares deemed to be beneficially owned by GSOT are comprised of 65,391,923 shares of Common Stock and warrants to purchase 58,333 shares at $1.14 per share and warrants to purchase 50,000 shares at $0.86 per share.  All of such securities are owned by the Renaissance Funds as described herein.

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

Shareholder Approved Plans:

The 2000 Stock Option Plan

The Company’s shareholders approved the 2000 Stock Option Plan as amended (the “Plan”) in April 2001.  The Plan and all options granted under the plan were terminated during the fiscal year ended September 30, 2008.

Non-Shareholder-Approved Plans:

There are no Non-Shareholder Approved Plans as of September 30, 2010.

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

On December 18, 2003 the Company issued to the Renaissance Funds, GSOT and Renaissance US in a private placement an aggregate of 3,243,243 shares of common stock and 5-year warrants to purchase an aggregate of 3,243,243 shares with 50% of the warrants at an exercise price of $0.74 per share and 50% at an exercise price of $1.11 per share for $1,200,000.  The investors are affiliated with Renaissance Capital Group, Inc.  See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

During July 2004, the Company received $750,000 from a two year secured loan from Renaissance Capital Group, Inc. managed funds.  Interest is payable at 7% per annum in monthly installments based on the outstanding principal balance.  As part of the funding, the Company issued five year warrants to purchase an aggregate of 1,415,094 shares of Common Stock at an exercise price of $0.53 per share.  The warrants expired during the 2009 fiscal year.

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

On January 26, 2009, the Company modified all non convertible debt held by RENN Capital Group managed funds, which included RENN Capital Growth and Income Fund III, Inc., Renaissance US Growth Investment Trust, Plc., and Global Special Opportunities Trust Plc.  Collectively, the “Lenders”.  The Company had issued to the Lenders promissory notes with an aggregate value of $900,000.  The Company and Lenders amended the notes so that such instruments shall be convertible, at any time and from time to time, at the option of the applicable Lender, convertible (in whole or in part) into shares of the Company’s common stock, at a conversion price of $0.01 per share.  The Company also amended its articles of incorporation to increase the number of shares of its authorized common stock in order to have sufficient shares of common stock to satisfy the full conversion of all the Company’s outstanding securities which are convertible into, exercisable for, shares of the Company’s common stock, including the notes.

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

The Company and Lenders negotiated an extension of the maturity date of the debt to October 9, 2009, at which time the entire $2,850,000 of debt was converted into 113,446,099 shares of common stock based on the debt conversion terms in the original convertible debenture and the subsequent conversion agreement for the remaining outstanding debt.  Additionally the Company issued 437,669 shares of common stock valued at $4,377 for accrued but unpaid interest through the conversion date of October 9, 2009, at a price of $0.01 per share.

During the year ended September 30, 2010, the Company received approximately $78,000 from the sale of 7,795,173 shares of unregistered common stock to Renn Capital Group at a price of $0.01 per share.  The Company used the funds to pay professional and other fees related to the ongoing files with the Securities and Exchange Commission.

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

Item 14.                                PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

    During the Company’s 2010 fiscal year, Weinberg & Company, P.A., was the principal accountant and billed $18,194 for professional services for the audit of the Company’s annual financial statements and review of the Company’s financial statements included in the Company’s Form 10-Q’s.

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

Item 15.                                EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)       Balance Sheets as of September 30, 2010, and September 30, 2009

                Statements of Operations for the years ended September 30, 2010, and 2009

Statements of Shareholders’ Deficiency for the years ended September 30, 2010, and 2009

                Statements of Cash Flows for the years ended September 30, 2010 and 2009

Notes to Financial Statements

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
Date: December 21, 2010

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                                                        Capacity                                                      Date

/s/ ROBERT PEARSON                                                                Director                                                      December 21, 2010
--------------------------------------------
Robert Pearson

/s/ STEPHEN CROSSON                                                             Chief Financial Officer,                             December 21, 2010
--------------------------------------------                                              Chief Executive Officer
Stephen Crosson                                                                          Secretary, Treasurer
                         and Director

/s/ RUSSELL CLEVELAND                                                         Director                                                       December 21, 2010
--------------------------------------------
Russell Cleveland

/s/ LEE PRYOR                                                                              Director                                                       December 21, 2010
--------------------------------------------
Lee Pryor

CMSF CORP(formerly CaminoSoft Corp.)

CONTENTS

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of September 30, 2010
and September 30, 2009	F-3

Statements of Operations for the years ended
September 30, 2010 and 2009	F-4

Statements of Shareholders’ Deficiency for the
years ended September 30, 2010 and 2009	F-5

Statements of Cash Flows for the years ended
September 30, 2010 and 2009	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
CMSF Corp.

We have audited the accompanying balance sheets of CMSF Corp. (formerly CaminoSoft Corp.) (the "Company"), as of September 30, 2010 and 2009 and the related statements of operations, changes in shareholders' deficiency and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of CMSF Corp. as of September 30, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has had recurring losses from operations and had an accumulated deficit as of September 30, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans concerning this matter are also described in Note 1.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.

Los Angeles, CA
December 13, 2010

CMSF CORP.
BALANCE SHEETS

	September 30,	September 30,
	2010	2009
ASSETS

Total Assets	$-	$

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current Liabilities:

Accounts payable	$5,773	$18,861
Notes payable	-	2,850,000

Total Current Liabilities	5,773	2,868,861

Shareholders' Deficiency:
Common stock, $0.000001 par value at September 30, 2010 and no par value at September 30, 2009; authorized 100,000,000,000 shares; issued and
outstanding 177,903,135 and 56,224,194 shares respectively	178	19,457,319
Additional paid-in-capital	22,389,467	-
Common stock to be issued, 2,409,975 shares	24,100	-

Accumulated Deficit	(22,419,518)	22,326,180)

Total Shareholders' Deficiency	(5,773)	(2,868,861)

Total Liabilities and Shareholders' Deficiency	$-	$-

See accompanying notes to Financial Statements

CMSF CORP.
STATEMENTS OF OPERATIONS

	Years Ended
	September 30,

	2010	2009
Sales	$-	$-
Cost of sales	-	-

Gross Profit	-	-

General and administrative expenses	(88,961)	(53,155)
Interest expense	(4,377)	(177,500)

Loss from continuing operations	(93,338)	(230,655)

Discontinued Operations
Income from discontinued operations	-	14,896
Gain on disposal of discontinued operations	-	313,176
	-	328,072

Net Income (loss)	$(93,338)	$97,417

Weighted average number of common shares outstanding:
(basic and diluted):	163,440,839	31,897,157

Earnings per common share - basic and diluted:
Loss from continuing operations	$(0.00)	$(0.01)
Income from discontinued operations	-	0.01

Net Income (loss)	$(0.00)	$0.00

See accompanying notes to Financial Statements

CMSF CORP.
STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY
For the Years Ended September 30, 2010 and 2009

			Additional	Common
	Common Stock		Paid-In	Stock to	Accumulated
	Shares	Amount	Capital	be issued	Deficit	Total

Balance at September 30, 2008	16,781,415	$19,034,685	$-	$-	$(22,423,597)	$(3,388,912)

Fair value of common stock issued for payment of interest expense	14,837,898	177,500	-	-	-	177,500

Common stock issued for cash	24,604,881	245,134	-	-	-	245,134

Net income for the year ended September 30, 2009	-	-			97,417	97,417

Balance at September 30, 2009	56,224,194	19,457,319	-	-	(22,326,180)	(2,868,861)

Reincorporation	-	(19,457,263)	19,457,263	-	-	-

Fair value of common stock issued for payment of interest expense	437,669	1	4376	-	-	4,377

Common stock issued for cash	7,795,173	8	77,941	-	-	77,949

Common stock to be issued for cash	-	-	-	24,100	-	24,100

Common stock issued for conversion of notes payable	113,446,099	113	2,849,887	-	-	2,850,000

Net loss for the year ended September 30, 2010	-	-			(93,338)	(93,338)

Balance at September 30, 2010	177,903,135	$178	$22,389,467	$24,100	$(22,419,518)	$(5,773)

See accompanying notes to Financial Statements

CMSF CORP.
STATEMENTS OF CASH FLOWS

	Years Ended
	September 30,

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(93,338)	$97,417

Income from discontinued operations	-	328,072
(Loss) from continuing operations	(93,338)	(230,655)
Adjustments to reconcile loss from continued operations to net cash used in operating activities of continued operations:
Fair value of common stock issued for payment of interest expense	4,377	177,500
(Decrease) Increase in accounts payable	(13,088)	18,861
Net cash used in operating activities of continued operations	(102,049)	(34,294)

Net cash used in operating activities of discontinued operations	-	(210,840)
Net cash used in operating activities	(102,049)	(245,134)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	102,049	245,134
Net cash provided by financing activities	102,049	245,134

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS, beginning of year	-	-

CASH AND CASH EQUIVALENTS, end of year	$-	$-

Cash paid for:
Interest	$0	$0
Income taxes	$800	$824

Supplemental Noncash Investing and Fiancing Activities
Common stock issued upon conversion of notes payable	$2,850,000	$-

See accompanying notes to Financial Statements

CMSF CORP.
Notes to Financial Statements
September 30, 2010

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

GOING CONCERN
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities.  Through September 30, 2010, the Company has incurred accumulated losses of $22,419,518.

The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital.  The Company’s financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

EARNINGS (LOSS) PER SHARE
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

Warrants to purchase approximately 325,000 shares of common stock at various prices exceeding $0.01 per share were outstanding during the years ended September 30, 2010 and 2009 but were not included in the computation of diluted earnings per share for these periods because the respective warrant exercise prices were greater than the average market price of the common shares during those periods, and their effect would be anti-dilutive. The convertible debentures to purchase approximately 113,446,099 shares of common stock during the year ended September 30, 2009 were not included in the computation of diluted earnings per share because the effect of conversion would be anti-dilutive.

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

NOTE 2 – NOTES PAYABLE

In December 2002, the Company issued a 6% unsecured convertible debenture for $1,000,000 to RENN Capital Group.  Interest of 6% per annum will be paid in monthly installments for three years based on the unpaid principal balance.  The full $1,000,000 was borrowed during the year ended September 30, 2003 and was outstanding as of September 30, 2009.  The debenture matured on November 27, 2005, at which time the unpaid principal amount and all accrued and unpaid interest would have become due and payable in full.  The debenture is convertible, at the option of the holder, into shares of the Company’s common stock, with a conversion price of $0.62 per share.  As part of the funding during fiscal year ended September 30, 2003, the Company issued 5 year warrants to the lender to purchase 500,000 shares of the Company’s common stock.  The warrants were valued at $176,224 and recorded as debt discount, and were fully amortized as of November 27, 2005, the initial life of the loan.

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

Pursuant to a Renewal and Modification agreement dated October 28, 2005, the Company negotiated an extension of the two convertible debentures referenced above with a total principal balance of $1,750,000.  The lender agreed to extend the maturity date of the two 6% Convertible Debentures dated November 27, 2002 in the aggregate principal amount of $1,750,000 to May 27, 2007.  In consideration of such extension, the Company granted the lender a five-year warrant to purchase 175,000 shares of the Company’s common stock at an exercise price of $1.14 per share (subject to adjustment).  The estimated value of the warrant of $166,093 was recorded by the Company as debt discount and was fully amortized as of May 27, 2007 the term of the extension.  On May 7, 2007 RENN Capital Group agreed to extend the maturity date of $1,750,000 convertible debenture until November 27, 2007.  The Company will continue to pay interest of 6% on the current outstanding principal balance of $1,750,000, monthly during the term of the extension.

During July 2004, the Company received $750,000 from a two year secured loan from Renaissance Capital Group managed funds.  Interest is paid at 7% in monthly installments based on the outstanding principal balance.  As part of the funding, the Company issued five-year warrants to purchase an aggregate of 1,415,094 shares of common stock at an exercise price of $0.53 per share.  The estimated value of the warrants of $311,953 was recorded on the Company’s financial statements as debt discount and were fully amortized as of July 19, 2006, the initial life of the loan.

During February 2006, the Company issued to the Renaissance Capital Group managed funds an aggregate of 150,000 warrants to purchase the Company’s common stock at $0.86 per share in consideration of an agreement to extend the $750,000 loan payable maturity date for an additional 18 months.  The new maturity date for the notes was January 19, 2008.  The Company will continue to pay 7% interest on a monthly basis based on the current outstanding principal balance of $750,000.  The estimated value of the warrants of $77,663 was recorded on the Company’s financial statements as debt discount and were fully amortized as of February 2008, the initial life of the extension

On February 7, 2007, the Company received an aggregate of $200,000 from two three month secured convertible notes from two of RENN Capital Groups managed funds.  Interest of 8% will be paid in monthly installments during the term of the notes.  The notes were to mature on May 7, 2007, at which time all principal and accrued and unpaid interest was due and payable in full.  The notes are convertible at the option of the holder, into shares of the Company’s common stock, with an initial conversion price of $0.30 per share.  The funds are being used to support the operations of the Company.  Each holder of a note may convert in whole or in part the outstanding principal plus accrued but unpaid interest into the Company’s common stock at a conversion price of $0.30 per share.  In the event that the Company issues additional common stock, or securities convertible into common stock, at a price lower than the conversion price while these notes are outstanding, the conversion price of these notes will automatically adjust downward to such price at which the new common stock has been issued.  The conversion price of the note, however, shall never be adjusted to less than $0.01 per share.  Pursuant to renewal and modification agreements dated May 7, 2007, the RENN Capital Group has agreed to extend the maturity dates of two $100,000 notes payable until November 7, 2007.  The Company will continue to pay 8% interest monthly based on the current outstanding principal balance of $200,000.

During the quarter ended December 31, 2007, the Company negotiated with RENN Capital Group to extend the maturity dates of all outstanding debt due before January 31, 2008.  Pursuant to renewal and modification agreements the Company extended the total debt with an aggregate principal balance of $2,700,000 to February 27, 2008.  In addition to extending the due date the Company also converted from cash payments of interest to interest payments in unregistered common stock beginning with all interest due and payable during the current quarter.  In October 2007, the Company received an additional $100,000 from RENN Capital Group funds via wire transfer to help pay for legal and accounting fees relating to the merger and acquisition previously in process with Shea Development previously disclosed.  Although the funds have no terms or interest due, the Company recorded it as a loan payable at the time of the funding and converted the balance due on October 9, 2009, at the same time the other debt was converted.

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

Pursuant to the Renewal and Modification Agreements dated as of November 12, 2007, all interest payments commencing on November 1, 2007 are due and payable in restricted shares of Company common stock or cash at the Company’s discretion.  The number of shares to be issued shall be equal to the amount of interest payment due divided by the average of the last sales prices (or closing bid prices) for the five trading days immediately preceding the payment date.  As such, during the year ended September 30, 2009 interest expense of $177,500 accruing to the note holders was converted into 14,837,898 shares of common stock (of which 8,899,320 shares were not issued as of September 30, 2009).

On January 26, 2009, the Company modified all non convertible debt held by RENN Capital Group managed funds, which included, RENN Capital Growth and Income Fund III, Inc., Renaissance US Growth Investment Trust, Plc., and Global Special Opportunities Trust Plc.  Collectively, the “Lenders”.  The Company had issued to the Lenders promissory notes with an aggregate value of $900,000.  The Company and Lenders amended the notes so that such instruments shall be convertible, at any time and from time to time, at the option of the applicable Lender, convertible (in whole or in part) into shares of the Company’s common stock, at a conversion price of $0.01 per share.  The Company also amended its articles of incorporation to increase the number of shares of its authorized common stock in order to have sufficient shares of common stock to satisfy the full conversion of all the Company’s outstanding securities which are convertible into, or exercisable for, shares of the Company’s common stock, including the notes.

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

The Company and its Lenders negotiated an extension of the maturity date of the $2,850,000 in convertible debt to October 9, 2009.  On October 9, 2009, the entire $2,850,000 of debt was converted into 113,446,099 shares of common stock based on the debt conversion terms in the original convertible debenture and the subsequent conversion agreement for the remaining outstanding debt.Additionally the Company issued 437,669 shares of common stock valued at $4,377 for accrued but unpaid interest on the notes through the conversion date of October 9, 2009, at a price of $0.01 per share.

NOTE 3 – SHAREHOLDER’S DEFICIENCY

During the quarter ended June 30, 2010, the company completed a reincorporation merger with its wholly owned subsidiary CMSF Corp. Delaware. CMSF Corp. became a Delaware domiciled corporation. In addition, the aggregate number of shares of capital stock that the Corporation will have authority to issue is 100,001,000,000 (one hundred billion one million), of which 100,000,000,000 (one hundred billion) will be shares of common stock, $0.000001 par value per share, and 1,000,000 (one million) of which will be shares of preferred stock, $0.000001 par value per share (the “Preferred Stock”). Commensurate with the change in par value, the Company reclassified $19,457,263 from par value to additional paid in capital.

During the years ended September 30, 2010 and 2009, the Company received approximately $78,000 and $245,000, respectively, from the sale of 7,795,173 and 24,604,881 shares respectively of unregistered common stock to Renn Capital Group at a price of $0.01 per share..  As of September 30, 2010 $24,100 was recorded as common stock to be issued representing 2,409,975 shares.  The unissued shares will be issued prior to calendar year end.  The Company used the funds to pay professional and other fees related to the ongoing filings with the Securities and Exchange Commission.

NOTE 4 - STOCK WARRANTS

The warrant summary and changes during the years ended September 30, 2010 and 2009 are presented below:

		Weighted Average		Aggregate	Weighted Average
	Number of	Exercise		Intrinsic	Remaining contractual
	Shares	Price		value	term (months)
Warrants outstanding and exercisable
At September 30, 2008	4,983,337	$0.82

Warrants granted	----	----
Warrants expired	(4,658,337)	$0.81

Warrants outstanding and exercisable
At September 30, 2009	325,000	$1.01	$	----	15

Warrants granted	----	----
Warrants expired	----	----

Warrants outstanding and exercisable	325,000	$1.01	$	----	03
At September 30, 2010

The following table summarizes information about warrants outstanding at September 30, 2010.

Outstanding and Exercisable
Weighted Average
Exercise		Life	Exercise
Price	Warrants	(Months)	Price
0.86	150,000	5	0.86
1.14	175,000	1	1.14

$0.86 - $1.14	325,000		$1.01

NOTE 5 – INCOME TAXES

The Company’s net deferred tax assets (using a federal corporate income rate of 34%) consist of the following at September 30, 2010 and 2009:

                                                                                                                     2010                            2009
Benefit of operating loss carry forward	$7,230,000	$7,200,000
Valuation allowance	(7,230,000)	(7,200,000)
Net deferred tax asset	$-	$-

The effective tax rate on loss before income taxes differed from the federal statutory tax rate.  The following summary reconciles income taxes at the federal statutory tax rate with the actual taxes and the effective tax rate:

September 30
	2010	2009
Federal statutory tax rate	(34%)	(34%)
State tax, net of federal benefit	(5%)	(5%)
Permanet differences	(1%)	(1%)
	(40%)	(40%)
Change in valuation allowance	40%	40%
Effective tax rate	-%	-%

At September 30, 2010, the Company has available net operating loss carry-forwards of approximately $19,000,000 for federal income tax purposes which expire in varying amounts through 2029.  The Company’s ability to utilize NOL carry-forwards may be limited in the event that a change in ownership, as defined in the Internal Revenue Code, has or does occur in the future.

Deferred tax assets, before valuation allowance, as of September 30, 2010 were approximately $7,200,000 and primarily arise from the Company’s net operating loss carry forwards.  A valuation allowance of approximately $7,200,000 was provided because management believes that the deferred tax assets are more likely than not to be unrealized.

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

The Company has classified revenues and expenses and profit and loss of the sold business as discontinued operations.

The following table sets forth the combined results of operations related to discontinued operations for the years ended September 30, 2010 and 2009.

                                                                                                                                  September 30, 2010
	2010	2009
Revenues	$ ----	$488,877
Expenses	----	(473,981)
Net Income	----	14,896
Net gain on disposal	----	313,176
Income from discontinued operations	$ ----	$328,072

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