Form 10-Q
period 2010-12-31
CMSF Corp
filed 2011-02-10
CIK 907686

SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

                                                                                      [x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                                                                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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
Number of shares outstanding of each of the issuer’s classes of common stock, as of January 21, 2011: 181,390,394 shares of common stock, no par value.

Transitional Small Business Disclosure Format:

YES___                                NO X

CMSF CORP.
INDEX
			PAGE
PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Condensed Balance Sheets as of December 31, 2010 (Unaudited)
and September 30, 2010			3

Condensed Statements of Operations for the Three
Months Ended December 31, 2010 and 2009 (Unaudited)			4

Condensed Statements of Shareholders’ Deficiency
for the Three Months Ended December 31, 2010 (Unaudited)			5

Condensed Statements of Cash Flows for the Three
Months Ended December 31, 2010 and 2009 (Unaudited)			6

Notes to the Condensed Financial Statements (Unaudited)			7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Discounted Operations		10

Item 4T.	Controls and Procedures		12

PART II - OTHER INFORMATION			12

Item 5	Other Information

Item 6	Exhibits

	Signature

	Exhibit 31	Certification Pursuant to Section 302 of the
		Sarbanes-Oxley Act of 2002

	Exhibit 32	Certification Pursuant to Section 906 of the
		Sarbanes-Oxley Act of 2002

CMSF CORP.
CONDENSED BALANCE SHEETS

	December 31,	September 30,
	2010	2010
ASSETS	(Unaudited)

Total Assets	$-	$-

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current Liabilities:

Accounts payable	$8,322	$5,773

Total Current Liabilities	8,322	5,773

Shareholders' Deficiency:
Common stock, $0.000001 par value; authorized 100,000,000,000 shares; issued and outstanding 181,390,394 and 177,903,135
shares respectively	181	178
Additional paid-in-capital	22,424,337	22,389,467
Common stock to be issued, 684,490 and 2,409,975 shares	6,845	24,100

Accumulated Deficit	(22,439,685)	(22,419,518)

Total Shareholders' Deficiency	(8,322)	(5,773)

Total Liabilities and Shareholders' Deficiency	$-	$-

See accompanying notes to Condensed Financial Statements

CMSF CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	December 31,

	2010	2009
Sales	$-	$-
Cost of sales	-	-

Gross Profit	-	-

General and administrative expenses	(20,167)	(40,669)
Interest expense	-	(4,377)

Net loss	$(20,167)	$(45.046)

Weighted average number of common shares outstanding:
(basic and diluted):	177,941,040	123,227,522

Net loss per common share - basic and diluted:	$(0.00)	$(0.00)

See accompanying notes to Condensed Financial Statements

CMSF CORP.
CONDENSED STATEMENT OF SHAREHOLDERS' DEFICIENCY
Three Months Ended December 31, 2010
(UNAUDITED)

	Common Stock		Additional Paid-In	Common Stock to be	Accumulated
	Shares	Amount	Capital	Issued	Deficit	Total

Balance at October 1, 2010	177,903,135	$178	$22,389,467	$24,100	$(22,419,518)	$(5,773)

Common stock issued for cash	3,487,259	3	34,870	(24,100)	-	10,773

Common stock to be issued for cash	-	-	-	6,845	-	6,845

Net loss for the three months ended December 31, 2010	-	-	-	-	(20,167)	(20,167)

Balance at December 31, 2010	181,390,394	$181	$22,424,337	$6,845	$(22,439,685)	$(8,322)

See accompanying notes to Condensed Financial Statements

CMSF CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	December 31,

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,167)	$(45,046)

Adjustments to reconcile net loss to net
cash used in operating activities:
Fair value of common stock issued for payment of interest expense	-	4,377
Increase in accounts payable	2,549	(18,861)
Net cash used in operating activities	(17,618)	(59,530)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	17,618	59,530
Net cash provided by financing activities	17,618	59,530

NET INCREASE IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS, beginning of period	-	-

CASH AND CASH EQUIVALENTS, end of period	$-	$-

Supplemental Cash Flow Information

Cash paid for:
Interest	$-	$-
Income taxes	$800	$800

Supplemental Noncash Investing and Financing Activities
Common stock issued upon conversion of notes payable	$-	$2,850,000

See accompanying notes to Condensed Financial Statements

CMSF CORP.
Notes to Condensed Financial Statements
Three Months Ended December 31, 2010
(Unaudited)

Note 1:  Basis of Presentation

The accompanying condensed financial statements of CMSF Corp (the “Company”) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading.  These condensed financial statements should be read in conjunction with the financial statements and related footnotes included in the Company’s latest Annual Report on Form 10-K.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of December 31, 2010, and the statements of its operations for the three month periods ended December 31, 2010 and 2009 and statements of cash flows for the three month periods ended December 31, 2010 and 2009 have been included.  The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year.

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

Warrants to purchase approximately 150,000 and 325,000 shares, respectively, of common stock at various prices exceeding $0.01 per share were outstanding during the three months ended December 31, 2010 and 2009 but were not included in the computation of diluted earnings per share for this period because the respective warrant exercise prices were greater than the average market price of the common shares during those periods, and their effect would be anti-dilutive.

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

Note 3:      Equity

                     During the three months ended December 31, 2010, the Company issued 3,487,259 shares of unregistered common stock to RENN Capital Group.  2,409,975 of the shares at $24,100 were shown as common stock to be issued at September 30, 2010.  During the three months ended December 31, 2010, the Company received $10,733 from the sale of approximately 1,077,284 of the unregistered common stock isssued to RENN Capital Group at $0.01 per shares.  As of December 31, 2010, $6,845 was recorded as common stock to be issued representing 684,490 shares.  The Company used the funds for operations including all professional and other fees related to the ongoing filings with the Securities and Exchange Commission.

Note 4:    Stock Warrants

A summary of changes in outstanding warrants during the three months are presented below:
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value		Weighted Average Remaining Contractual Term (Months)
Warrants outstanding at September 30, 2010	325,000	$1.01
Warrants granted	-	-
Warrants expired	175,000	$1.14
Warrants outstanding at December 31, 2010	150,000	$0.86	$	-----	2
Warrants exercisable at December 31, 2010	150,000	$0.86	$	-----	2
Warrants exercisable at September 30, 2010	325,000	$1.01

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report contains forward-looking statements.  The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed in this section.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof.  The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.  Readers should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended September 30, 2010, the Quarterly Reports on Form 10-Q filed by the Company and any Current Reports on Form 8-K by the Company.

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

Three-Month Periods Ended December 31, 2010 and December 31, 2009

    During the current three month period the Company incurred approximately $20,167 in expenses relating to the public shell.  During the quarter the Company issued 3,487,259 shares of unregistered common stock to RENN Capital Group.  2,409,975 of the shares at $24,100 were shown as common stock to be issued at September 30, 2010.  During the three months ended December 31, 2010, the Company received $10,773 from the sale of approximately 1,077,284 of the unregistered common stock issued to RENN Capital Group at $0.01 per share.  As of December 31, 2010, $6,845 was recorded as common stock to be issued representing 684,490 shares.  The Company used the funds for operations including all professional and other fees related to the ongoing filings with the Securities and Exchange Commission.

During the quarter ended December 31, 2009, RENN Capital Group managed funds purchased 5,953,246 shares of common stock at a price of $0.01 per share to pay for approximately $40,700 in expenses incurred during the quarter and to pay ongoing public company expenses.

LIQUIDITY AND CAPITAL RESOURCES

    During the three months ended December 31, 2010, the Company received approximately $17,618 from the sale of shares of unregistered common stock to RENN Capital Group at a price of $0.01 per share.  As of December 31, 2010, $6,845 was recorded as common stock to be issued representing 684,490 shares.  The Company used the funds for operations including all professional and other fees related to the ongoing filings with the Securities and Exchange Commission.

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

Item 4T                              Controls and Procedures

(a)
As of the end of the period covered by this report, our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act).  Based on their evaluation, the chief executive officer (“CEO”) and chief financial officer (“CFO”) concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2010.

(b)	Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter the Company received approximately $17,618 in cash in return for 3,487,259 shares of unregistered common stock.  The Company used the funds to pay the overhead expense of the public shell for management consulting, legal and accounting and stock transfer agent fees related to the ongoing filings with the Securities and Exchange Commission.  CMSF Corp. currently has no operations as a public shell.  The unregistered shares will be issued to RENN Capital Group funds as soon as practicable.  The sale was exempt from the regulation requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

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

                  CMSF CORP

Date:  February 10, 2011                                                       /s/ Stephen Crosson
Stephen Crosson, Chief Executive Officer and
Chief Financial Officer