Form 10-Q
period 2011-03-31
CMSF Corp
filed 2011-05-10
CIK 907686

SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

                                                                                      [x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                                                                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

Commission file number 1-12312

                                                                                                                     CMSF CORP.
                                                                                                                                (Name of registrant as specified in its charter)

                                                                     Delaware                                                                         95-3880130
                                                                                                      (State of incorporation)                                               (I.R.S. Employer Identification No)

980 Enchanted Way, Suite 201, Simi Valley, California 93065
(Address of principal executive offices)

Issuer’s telephone number:   (805) 290-4977

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
Number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2011: 187,308,795 shares of common stock, $0.000001 par value.

Transitional Small Business Disclosure Format:

YES___                                NO X

CMSF CORP.
INDEX
			PAGE
PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Condensed Balance Sheets as of March 31, 2011 (Unaudited)
and September 30, 2010			3

Condensed Statements of Operations for the Three
Months Ended March 31, 2011 and 2010 (Unaudited)			4

Condensed Statements of Operations for the Six
Months Ended March 31, 2011 and 2010 (Unaudited)			5

Condensed Statement of Shareholders' Deficiency
for the Six Months Ended March 31, 2011 (Unaudited)			6

Condensed Statements of Cash Flows for the Six
Months Ended March 31, 2011 and 2010 (Unaudited)			7

Notes to the Condensed Financial Statements (Unaudited)			8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Discounted Operations		10

Item 4T.	Controls and Procedures		13

PART II - OTHER INFORMATION			14

Item 5	Other Information

Item 6	Exhibits

	Signature

	Exhibit 31	Certification Pursuant to Section 302 of the
		Sarbanes-Oxley Act of 2002

	Exhibit 32	Certification Pursuant to Section 906 of the
		Sarbanes-Oxley Act of 2002

CMSF CORP.
CONDENSED BALANCE SHEETS

	March 31,	September 30,
	2011	2010
ASSETS	(Unaudited)

Total Assets	$-	$-

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current Liabilities:

Accounts payable	$3,386	$5,773

Total Current Liabilities	3,386	5,773

Shareholders' Deficiency:
Common stock, $0.000001 par value; authorized 100,000,000,000 shares; issued and outstanding 181,390,394 and 177,903,135
shares respectively	181	178
Additional paid-in-capital	22,424,337	22,389,467
Common stock to be issued, 5,918,401 and 2,409,975 shares	59,184	24,100

Accumulated Deficit	(22,487,088)	(22,419,518)

Total Shareholders' Deficiency	(3,386)	(5,773)

Total Liabilities and Shareholders' Deficiency	$-	$-

See accompanying notes to Condensed Financial Statements

CMSF CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,

	2011	2010
Sales	$-	$-
Cost of sales	-	-

Gross Profit	-	-

General and administrative expenses	(47,403)	(14,091)

Net loss	$(47,403)	$(14,091)

Weighted average number of common shares outstanding:
(basic and diluted):	181,390,394	176,061,208

Net loss per common share - basic and diluted:	$(0.00)	$(0.00)

See accompanying notes to Condensed Financial Statements

CMSF CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended
	March 31,

	2011	2010
Sales	$-	$-
Cost of sales	-	-

Gross Profit	-	-

General and administrative expenses	(67,570)	(54,760)
Interest expense	-	(4,377)

Net loss	$(67,570)	$(59,137)

Weighted average number of common shares outstanding:
(basic and diluted):	179,646,765	149,354,070

Net loss per common share - basic and diluted:	$(0.00)	$(0.00)

See accompanying notes to Condensed Financial Statements

CMSF CORP.
CONDENSED STATEMENT OF SHAREHOLDERS' DEFICIENCY
Six Months Ended March 31, 2011
(UNAUDITED)

	Common Stock		Additional Paid-In	Common Stock to be	Accumulated
	Shares	Amount	Capital	Issued	Deficit	Total

Balance at October 1, 2010	177,903,135	$178	$22,389,467	$24,100	$(22,419,518)	$(5,773)

Common stock issued for cash	3,487,259	3	34,870	(24,100)	-	10,773

Common stock to be issued for cash	-	-	-	59,184	-	59,184

Net loss for the six months ended March 31, 2011	-	-	-	-	(67,570)	(67,570)

Balance at March 31, 2011	181,390,394	$181	$22,424,337	$59,184	$(22,487,088)	$(3,386)

See accompanying notes to Condensed Financial Statements

CMSF CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	March 31,

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(67,570)	$(59,137)

Adjustments to reconcile net loss to net
cash used in operating activities:
Fair value of common stock issued for payment of interest expense	-	4,377
Decrease in accounts payable	(2,387)	(12,270)
Net cash used in operating activities	(69,957)	(67,030)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	69,957	67,030
Net cash provided by financing activities	69,957	67,030

NET INCREASE IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS, beginning of period	-	-

CASH AND CASH EQUIVALENTS, end of period	$-	$-

Supplemental Cash Flow Information

Cash paid for:
Interest	$-	$-
Income taxes	$800	$800

Supplemental Noncash Investing and Financing Activities
Common stock issued upon conversion of notes payable	$-	$2,850,000

See accompanying notes to Condensed Financial Statements

CMSF CORP.
Notes to Condensed Financial Statements
Six Months Ended March 31, 2011
(Unaudited)

Note 1:  Basis of Presentation

The accompanying condensed financial statements of CMSF Corp (the “Company”) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading.  These condensed financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s latest Annual Report on Form 10-K.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2011, and the statements of its operations for the three month and six month periods ended March 31, 2011 and 2010 and statements of cash flows for the six month periods ended March 31, 2011 and 2010 have been included.  The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year.

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

Warrants to purchase approximately 325,000 shares of common stock were outstanding during the three and six months emded March 31, 2010 but were not included in the computation of diluted earnings per share as their effect would be anti-dilutive.

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

Note 3:   Equity

During the six months ended March 31, 2011, the Company issued 3,487,259 shares of unregistered common stock to RENN Capital Group.  2,409,975 of the shares at $24,100 were shown as common stock to be issued at September 30, 2010.  During the six months ended March 31, 2011, the Company received $10,773 from the sale of approximately 1,077,284 of the unregistered common stock issued to RENN Capital Group at $0.01 per share.  As of March 31, 2011, $59,184 was recorded as common stock to be issued representing 5,918,401 shares.  These shares were issued on April 5, 2011.  The Company used the funds for operations including all professional and other fees related to the ongoing filings with the Securities and Exchange Commission.

Note 4:   Stock Warrants

A summary of changes in outstanding warrants during the three months are presented below:
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Warrants outstanding at September 30, 2010	325,000	$1.01
Warrants granted	-	-
Warrants expired	325,000	$1.01
Warrants outstanding at March 31, 2011	-	$-	$-
Warrants exercisable at March 31, 2011	-	$-	$-
Warrants exercisable at September 30, 2010	325,000	$1.01

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

Three-Month Periods Ended March 31, 2011 and March 31, 2010

During the current three month period ended March 31, 2011 the Company incurred approximately $47,403 in expenses relating to the public shell.  During the quarter the company received $52,339 from the sale of approximately 5,233,911 shares of unregistered common stock and was recorded as common stock to be issued.  As of March 31, 2011, $59,184 was recorded as common stock to be issued representing 5,918,401 shares.  Subsequent to March 31, 2011, 5,918,401 shares were issued to the RENN funds. The Company used the funds for operations including all professional and other fees related to the ongoing filings with the Securities and Exchange Commission.

    During the three month period ended March 31, 2010 the Company incurred approximately $14,091 in expenses relating to the public shell.  During the quarter RENN Capital Group managed funds purchased 750,000 shares of common stock at a price of $0.01 per share to pay for ongoing public company expenses.

Six-Month Periods Ended March 31, 2011 and March 31, 2010

During the current six month period ended March 31, 2011 the Company incurred approximately $67,570 in expenses relating to the public shell.  During the six month period the company received $10,773 from the sale of approximately 1,077,284 shares of unregistered common stock.   During the six month period ended March 31,2011, the Company issued 3,487,259 shares of unregistered common stock to RENN Capital Group.  2,409,975 of the shares at $24,100 were shown as common stock to be issued at September 30, 2010.  As of March 31, 2011, $59,184 was recorded as common stock to be issued representing 5,918,401 shares, which were issued subsequent to March 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended March 31, 2011, the Company received approximately $69,957 from the sale of shares of unregistered common stock to RENN Capital Group at a price of $0.01 per share.  As of March 31, 2011, $59,184 was recorded as common stock to be issued representing 5,918,401 shares.  These shares were issued subsequent to March 31, 2011.  The Company used the funds for operations including all professional and other fees related to the ongoing filings with the Securities and Exchange Commission.

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

Item 4T                                Controls and Procedures

(a)
As of the end of the period covered by this report, our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act).  Based on their evaluation, the chief executive officer (“CEO”) and chief financial officer (“CFO”) concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2011.

(b)	Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter the Company received approximately $52,339 in cash in return for 5,233,911 shares of unregistered common stock.  The Company used the funds to paythe overhead expense of the public shell for management consulting, legal and accounting and stock transfer agent fees related to the ongoing filings with the Securities and Exchange Commission.  CMSF Corp. currently has no operations as a public shell.  The unregistered shares will be issued to RENN Capital Group funds as soon as practicable.  The sale was exempt from the regulation requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

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

                                                                CMSF CORP

Date:  May 10, 2011                                                                                                                            /s/ Stephen Crosson
                                                              Stephen Crosson, Chief Executive Officer and
                                                              Chief Financial Officer