Form 10-Q
period 2011-06-30
CMSF Corp
filed 2011-08-12
CIK 907686

SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

                                                                                      [x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                                                                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Number of shares outstanding of each of the issuer’s classes of common stock, as of July 15, 2011: 192,379,016 shares of common stock, $0.000001 par value.

Transitional Small Business Disclosure Format:

YES___                                NO X

CMSF CORP.
INDEX
			PAGE
PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Condensed Balance Sheets as of June 30, 2011 (Unaudited)
and September 30, 2010			3

Condensed Statements of Operations for the Three
Months Ended June 30, 2011 and 2010 (Unaudited)			4

Condensed Statements of Operations for the Nine Months
Ended June 30, 2011 and 2010 (Unaudited)			5

Condensed Statement of Shareholders' Deficiency
for the Nine Months Ended June 30, 2011 (Unaudited)			6

Condensed Statements of Cash Flows for the Nine Months Ended June 30, 2011 and 2010 (Unaudited)			7

Notes to the Condensed Financial Statements (Unaudited)			8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Discounted Operations		10

Item 4T.	Controls and Procedures		13

PART II - OTHER INFORMATION			14

Item 5	Other Information

Item 6	Exhibits

	Signature

	Exhibit 31	Certification Pursuant to Section 302 of the
		Sarbanes-Oxley Act of 2002

	Exhibit 32	Certification Pursuant to Section 906 of the
		Sarbanes-Oxley Act of 2002

CMSF CORP.
CONDENSED BALANCE SHEETS

	June 30,	September 30,
	2011	2010
ASSETS	(Unaudited)

Cash and cash equivalents	$ 33,792	-

Total Assets	$33,792	$-

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current Liabilities:

Accounts payable and accrued expenses	$33,792	$5,773

Total Current Liabilities	33,792	5,773

Shareholders' Deficiency:
Common stock, $0.000001 par value ; authorized 100,000,000,000 shares issued and outstanding 192,379,016 and 177,903,135
shares respectively	192	178
Additional paid-in capital	22,529,212	22,389,467
Common stock to be issued, 0 and 2,409,975 shares	-	24,100

Accumulated Deficit	(22,529,404)	(22,419,518)

Total Shareholders' Deficiency	-	(5,773)

Total Liabilities and Shareholders' Deficiency	$33,792	$-

See accompanying notes to Condensed Financial Statements

CMSF CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30,

	2011	2010
Sales	$-	$-
Cost of sales	-	-

Gross Profit	-	-

General and administrative expenses	(42,316)	(16,760)

Net loss	$(42,316)	$(16,760)

Weighted average number of common shares outstanding:
(basic and diluted):	187,615,133	176,061,208

Net loss per common share - basic and diluted:	$(0.00)	$(0.00)

See accompanying notes to Condensed Financial Statements

CMSF CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended
	June 30,

	2011	2010
Sales	$-	$-
Cost of sales	-	-

Gross Profit	-	-

General and administrative expenses	(109,886)	(71,520)
Interest expense	-	(4,377)

Net loss	$(109,886)	$(75,897)

Weighted average number of common shares outstanding:
(basic and diluted):	180,227,974	158,209,099

Net loss per common share - basic and diluted:	$(0.00)	$(0.00)

See accompanying notes to Condensed Financial Statements

CMSF CORP.
CONDENSED STATEMENT OF SHAREHOLDERS' DEFICIENCY
Nine Months Ended June 30, 2011
(UNAUDITED)

Common Stock
	Shares	Amount	Additional Paid in capital	Common Stock to be issued	Accumulated Deficit	Total

Balance at October 1, 2010	177,903,135	$178	$22,389,467	$24,100	$(22,419,518)	$(5,773)

Common stock issued for cash	14,475,881	14	139,745	(24,100)	-	115,659

Net loss for the nine months ended June 30, 2011	-	-	-	-	(109,886)	(109,886)

Balance at June 30, 2011	192,379,016	$192	$22,529,212	$-	$(22,529,404)	$-

See accompanying notes to Condensed Financial Statements

CMSF CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	June 30,

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(109,886)	$(75,897)

Adjustments to reconcile net loss to net
cash used in operating activities:
Fair value of common stock issued for payment of interest expense	-	4,377
Increase (decrease) in accounts payable	28,019	(14,720)
Net cash used in operating activities	(81,867)	(86,240)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	115,659	86,240
Net cash provided by financing activities	115,659	86,240

NET INCREASE IN CASH AND CASH EQUIVALENTS	33,792	-

CASH AND CASH EQUIVALENTS, beginning of period	-	-

CASH AND CASH EQUIVALENTS, end of period	$33,792	$-

Supplemental Cash Flow Information

Cash paid for:
Interest	$-	$-
Income taxes	$800	$800

Supplemental Noncash Investing and Financing Activities
Common stock issued upon conversion of notes payable	$-	$2,850,000

See accompanying notes to Condensed Financial Statements

CMSF CORP.
Notes to Condensed Financial Statements
Nine Months Ended June 30, 2011
(Unaudited)

Note 1:  Basis of Presentation

The accompanying condensed financial statements of CMSF Corp (the “Company”) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading.  These condensed financial statements should be read in conjunction with the financial statements and related footnotes included in the Company’s latest Annual Report on Form 10-K.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of June 30, 2011, and the statements of its operations for the three month and nine month periods ended June 30, 2011 and 2010 and statements of cash flows for the nine month periods ended June 30, 2011 and 2010 have been included.  The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year.

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

The Company does not have sufficient resources to fund its operations for the next twelve months.  The Company has no operations and is a public shell.  The Company intends to pursue a reverse merger candidate with operations and growth to provide a new business as a public entity.  During the quarter the Company entered into an Agreement and Plan of Merger and Reorganization with Plures Technologies, Inc. a Delaware corporation.  Please refer to Form 8K filed on May 23, 2011 with the Securities and Exchange Commission.  Prior to the date of this filing the original Agreement and Plan of Merger and Reorganization was amended by a Form 8- K/A filed with the SEC on August 3, 2011 and Form 8- K/A filed with the SEC on August 5, 2011.  On August 8, 2011 the Company filed Form 8-K, which supplemented the Original Filing as amended, in order to add a Third Amendment to Agreement and Plan of Merger and Reorganization, dated August 5, 2011, by and among the Company, Plures, RENN Universal and RENN Global.  On August 10, 2011, the Company consummated the acquisition of Plures Technologies, Inc.  Plures's primary business at the present time is the ownership and operation of its Advanced MicroSensors Corporation subsidiary's MEMS and magnetics fab in Shrewsbury, Massachusetts.

Note 2:  Summary of Significant Accounting Policies

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

Warrants to purchase approximately 325,000 shares of common stock were outstanding during the three and nine months ended June 30, 2010 but were not included in the computation of diluted earnings per share as their effect would be anti-dilutive.

Recent Accounting Pronouncements

                 In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-4, which amends the Fair Value Measurements Topic of the Accounting Standards Codification (ASC) to help achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS.  ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the ASU as required.  The ASU will affect the Company’s fair value disclosures, but will not affect the Company’s results of operations, financial condition or liquidity.

In June 2011, the FASB issued ASU No. 2011-5, which amends the Comprehensive Income Topic of the ASC.  The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements.  ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011.  The Company will adopt the ASU as required.  It will have no affect on the Company’s results of operations, financial condition or liquidity.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future financial statements.

Note 3:  Equity

   During the nine months ended June 30, 2011, the Company issued 14,475,881 shares of unregistered common stock to RENN Capital Group.  2,409,975 of the shares at $24,100 were shown as common stock to be issued at September 30, 2010.  During the nine months ended June 30, 2011, the Company received $115,659 from the sale of approximately 12,065,906 of the unregistered common stock issued to RENN Capital Group at approximately $0.01 per share.  The Company used the funds for operations including all professional and other fees related to the ongoing filings with the Securities and Exchange Commission.

Note 4:    Stock Warrants

A summary of changes in outstanding warrants during the six months are presented below:
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Warrants outstanding at September 30, 2010	325,000	$1.01
Warrants granted	-	-
Warrants expired	325,000	$1.01
Warrants outstanding at June 30, 2011	-	$-	-
Warrants exercisable at June 30, 2011	-	$-	-
Warrants exercisable at September 30, 2010	325,000	$1.01

Note 5: Subsequent Events

On August 10, 2011, the Company consummated the acquisition of  Plures Technologies, Inc.  Plures’s primary business at the present time is the ownership and operation of its Advanced MicroSensors Corporation subsidiary’s MEMS and magnetics fab in Shrewsbury, Massachusetts.

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

On May 23, 2011, CMSF Corp. entered into an Agreement and Plan of Merger and Reorganization with Plures Acquisition Corp., a Delaware corporation, the acquisition subsidiary of Plures Technologies, Inc. a Delaware corporation.  The complete agreement was filed as an exhibit to the Form 8K filed by CMSF Corp. on May 25, 2011.  The Company and it’s professionals are working to complete the merger and file the Form 14C in anticipation of closing during the 4th quarter.  Prior to the date of this filing the original filing has been amended by a Form 8-K/A filed with the SEC on August 3, 2011 and Form 8-K/A filed with the SEC on August 5, 2011.  On August 8, 2011 the Company filed Form 8-K/A with Amendment No. 3 to Form 8-K, which supplemented the Original Filing as amended, in order to add a Third Amendment to Agreement and Plan of Merger and Reorganization, dated August 5, 2011, by and among the Company, Plures, RENN Universal and RENN Global.  On August 10, 2011, the Company consummated the acquisition of Plures Technologies, Inc. Plures's primary business at the present time is the ownership and operation of its Advanced MicroSensors Corporation subsidiary's MEMS and magnetics fab in Shrewsbury, Massachusetts.

Three-Month Periods Ended June 30, 2011 and June 30, 2010

During the current three month period ended June 30, 2011 the Company incurred approximately $42,316 in expenses relating to the public shell.  During the quarter the Company received $45,702 from the sale of approximately 5,070,221 shares of unregistered common stock.  The Company used and will use the funds for operations including all professional and other fees related to the ongoing filings with the Securities and Exchange Commission.

During the three month period ended June 30, 2010 the Company incurred approximately $16,760 in expenses relating to the public shell.  During the quarter RENN Capital Group managed funds purchased 1,091,927 shares of common stock at a price of $0.01 per share to pay for ongoing public company expenses.

Nine-Month Periods Ended June 30, 2011 and June 30, 2010

During the current nine month period ended June 30, 2011 the Company incurred approximately $109,886 in expenses relating to the public shell.  During the nine month period the company received $115,659 from the sale of approximately 12,065,906 shares of unregistered common stock.   During the nine month period ended June 30, 2011, the Company issued 14,475,881 shares of unregistered common stock to RENN Capital Group.  2,409,975 of the shares at $24,100 were shown as common stock to be issued at September 30, 2010.

During the nine month period ended June 30, 2010 the Company incurred approximately $71,520 in expenses relating to the public shell.  During the nine month period RENN Capital Group managed funds purchased 7,795,173 shares of common stock at a price of $0.01 per share to pay for ongoing public company expenses.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended June 30, 2011, the Company received approximately $115,659 from the sale of shares of unregistered common stock to RENN Capital Group at a price of approximately $0.01 per share.    2,409,975 of the shares at $24,100 were shown as common stock to be issued at September 30, 2010.  The Company used and will use  the funds for operations including all professional and other fees related to the ongoing filings with the Securities and Exchange Commission.

Going Concern

The Company does not have sufficient resources to fund its operations for the next twelve months. The Company has no operations and is a public shell. The Company intends to pursue a reverse merger candidate with operations and growth to provide a new business as a public entity.  On May 23, 2011, Company entered into an Agreement and Plan of Merger and Reorganization with Plures Acquisition Corp., a Delaware corporation, the acquisition subsidiary of Plures Technologies, Inc. a Delaware corporation.  The complete agreement was filed as an exhibit to the Form 8K filed by CMSF Corp. on May 25, 2011.  The Company and it professionals are working to complete the merger and file the Form 14C in anticipation of closing during the 4th quarter.  Prior to the date of this filing the original filing has been amended by a Form 8-K/A filed with the SEC on August 3, 2011 and Form 8-K/A filed with the SEC on August 5, 2011.  On August 8, 2011 the Company filed Form 8-K/A with Amendment No. 3 to Form 8-K, which supplemented the Original Filing as amended, in order to add a Third Amendment to Agreement and Plan of Merger and Reorganization, dated August 5, 2011, by and among the Company, Plures, RENN Universal and RENN Global.

    Following the acquisition of Plures Technologies Inc. and its subsidiary on August 10, 2011, the liquidity of the Company is now related to their operations.  For further information please see the Company's report on Form 8-K filed on August 11, 2011.

Recent Accounting Pronouncements

    In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-4, which amends the Fair Value Measurements Topic of the Accounting Standards Codification (ASC) to help achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS.  ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the ASU as required.  The ASU will affect the Company’s fair value disclosures, but will not affect the Company’s results of operations, financial condition or liquidity.

In June 2011, the FASB issued ASU No. 2011-5, which amends the Comprehensive Income Topic of the ASC.  The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements.  ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011.  The Company will adopt the ASU as required.  It will have no affect on the Company’s results of operations, financial condition or liquidity.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future financial statements.

Item 4T                                Controls and Procedures

(a)
As of the end of the period covered by this report, our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act).  Based on their evaluation, the chief executive officer (“CEO”) and chief financial officer (“CFO”) concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2011.

(b)	Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    During the quarter the Company received approximately $45,702 in cash in return for 5,070,221 shares of unregistered common stock.  The Company used the funds to pay the overhead expense of the public shell for management consulting, legal and accounting and stock transfer agent fees related to the ongoing filings with the Securities and Exchange Commission.
    CMSF Corp. currently has no operations as a public shell.
    The unregistered shares were issued to RENN Capital Group during the quarter.
    The sale was exempt from the regulation requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

Item 6.    Exhibits

Exhibit 31                      Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32                      Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101                     Instance Document

Exhibit 101                     Schema Document

Exhibit 101                     Calculation Linkbase Document

Exhibit 101                     Labels Linkbase Document

Exhibit 101                     Presentation Linkbase Document

Exhibit 101                     Definition Linkbase Document

SIGNATURE

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                              CMSF CORP

Date:  August 12, 2011                                                                                                     /s/ David R. Smith
                                            David R. Smith, Chief Executive Officer and
                                            Chief Financial Officer