Form 10-Q
period 2011-09-30
Plures Technologies, Inc./DE
filed 2011-11-14
CIK 907686

SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

Commission file number 1-12312

PLURES TECHNOLOGIES, INC.
(Name of registrant as specified in its charter)

Delaware	95-3880130
(State of incorporation)	(I.R.S. Employer Identification No)

4070 West Lake Road, Canandaigua, NY  14424
(Address of principal executive offices)

Issuer’s telephone number:   (888) 666.0767

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
YES ☐                               NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
☐ Accelerated filer  ☐ Large accelerated filer

☐ Smaller reporting company  ☒ Non-accelerated filer

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act)
YES ☒                               NO ☐

Number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2011:
4,807,528 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format:

YES ☐                               NO ☒

PLURES TECHNOLOGIES, INC.

INDEX

			PAGE
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements		4

Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010			5

Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010 (Unaudited)			5

Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 (Unaudited)			6

Notes to the Financial Statements			7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		19

PART II - OTHER INFORMATION

Item 1A	Risk Factors		25

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds		25

Item 6	Exhibits		25

	Signature		25

	Exhibit 31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

2

Plures Technologies, Inc. Consolidated Financial Statements For the Three and Nine Months Ended September 30, 2011 and 2010

Plures Technologies, Inc.

Contents

Consolidated Financial Statements (Unaudited):

Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010	4

Consolidated Statements of Operations for the Three-Month and Nine-Month Periods Ended September 30, 2011 and 2010 (unaudited)	5

Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2011 and 2010 (unaudited)	6

Notes to Consolidated Financial Statements (unaudited)	7-18

 Consolidated Financial Statements

Plures Technologies, Inc.

Consolidated Balance Sheets

Current Assets	September 30, 2011(Unaudited)	December 31, 2010

Cash & Cash Equivalents	$1,107,751	$146,347
Restricted Cash	200,000
Accounts Receivable, net	444,874	-
Inventories	614,303	-
Prepaid & Other Current Assets	43,168	-
Total Current Assets	2,410,096	146,347

Equipment, net	2,017,024	-

Intangible Assets, net	1,788,920	-

Other Assets
Advances to Advanced MicroSensors, Inc.	-	900,000

Total Assets	$6,216,040	$1,046,347

Liabilities and Stockholders' Equity

Current Liabilities
Accounts Payable	$986,385	$105,037
Accrued Expenses	283,409	-
Advanced Payable to Shareholders	14,017	57,517
Deferred Revenue & Customer Deposits	29,279	-
		-
Total Liabilities	1,313,090	162,554

Preferred Stock	2,000,000	-

Stockholders' Equity
Non-controlling interest	354,308	-
Additional Paid-in-Capital	3,158,507	1,038,646

Common stock at September 30 2011 authorized 50,000,000 shares par value $.001 4,807,528 shares outstanding; at December 31, 2010 authorized 5,000,000 shares par value $.01, 4,028,200 shares outstanding	4,808	40,282

Preferred stock, at September 30, 2011 authorized - 5,000,000 par value - $.001 1,000,000 shares outstanding; at December 31, 2010 authorized 3,000,000 shares par value $.01 per share none outstanding	-	-

Accumulated Deficit	(614,673)	(195,135)
Total Stockholders' Equity	2,902,950	883,793

Total Liabilities, Preferred Stock and Stockholders' Equity	$6,216,040	$1,046,347

See notes to financial statements.

Plures Technologies, Inc.

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010

Revenue	$1,818,539	-	$2,485,286	-

Cost of Revenue	2,124,869	-	2,724,800	-

Gross Loss	(306,330)	-	(239,514)	-

Operating Expenses:
Selling, general and administrative	588,205	21,046	970,567	49,977

Operating Loss	(894,535)	(21,046)	(1,210,081)	(49,977)

Other Income (Expense):
Amortization of Debt Financing Expenses/debt discount	(273,272)	-	(653,327)	-
Interest income(expense)	(240,799)	-	(238,670)	-
Other income	-	-	1,651,847	-

Total Other Income expense, net	(514,071)	-	759,851	-

Net Loss	(1,408,606)	(21,046)	(450,231)	(49,977)

Less: Net loss attributable to noncontrolling interest	(28,080)	-	(30,692)	-

Net Loss attributable to Plures Technologies, Inc.	$(1,380,526)	$(21,046)	$(419,539)	$(49,977)

Net Loss Per Share:
Basic and diluted	$(.31)	$(.01)	$(.10)	$(.02)

Weighted Average Shares Outstanding
Basic and diluted	4,494,248	2,554,888	4,059,452	2,351,546

See notes to financial statements.

Plures Technologies, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010

Cash Flows From Operating Activities:
Net loss	$(450,231)	$(49,977)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Bargain purchase gain	(1,652,522)	-
Interest related to beneficial conversion feature	274,053	-
Amortization of debt issuance costs and debt discount	653,327	-
Issuance of Class A Common Stock for services rendered
Interest on convertible debt converted to Class A Common shares	9,307	-
Interest on advances to Advanced MicroSensors	(57,326)	-
Depreciation	136,034	-
Amortization of intangibles	92,080	-
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(112,306)	-
Inventories	(200,265)	-
Prepaid expenses and othercurrent assets	(86,004)	-
Accounts payable	342,720	60,894
Accrued expenses	325,357	-
Deferred rent	(392,678)	-
Deferred revenue and customer deposits	19,889	-

Net cash (used in) provided by operating activities	(1,098,565)	10,917

Cash Flows From Investing Activities:
Advances to Advanced MicroSensors Inc	(750,000)	(600,000)
Purchase of manufacturing equipment	(229,408)	-
Cash received from acquisition	180,436	-

Net cash provided by investing activities	(798,972)	(600,000)

Cash Flows From Financing Activities:
Restricted cash	(200,000)	-
Issuance of convertible debt, net of issuance costs	2,408,941	-
Issuance of common stock, net of issuance costs	693,500	590,328
Reduction of payable to shareholders	(43,500)	-

Net cash provided by financing activities	2,858,941	590,328

Net Increase in Cash and Cash Equivalents	961,404	1,245

Cash and Cash Equivalents, beginning of period	146,347	1,748

Cash and Cash Equivalents, end of period	$1,107,751	$2,993

Supplemental disclosure of cash flow information:
Issuance of common stock for finder’s fee and services rendered	$187,268
Conversion of convertible debt and interest into common stock	$884,307	$-
Conversion of convertible debt into preferred stock	$2,000,000	$-

The Company paid for cash interest during the nine months ended 2011 of $13,150.

See notes to financial statements

Plures Technologies, Inc.

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation, The Company and Summary of Significant Accounting Policies

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, these unaudited interim financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position at September 30, 2011, the results of operations for the three and nine month periods ended September 30, 2011 and 2010, and cash flows for the nine month periods ended September 30, 2011 and 2010.  Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with generally accepted accounting principles has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Report for the fiscal year ended December 31, 2010, filed with Form 8-K. The results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011, or any future period.

The Company

Plures Technologies, Inc. (the "Company") was formed September 24, 2008 (date of inception) in the State of Delaware.  Plures Technologies, Inc. is an entrepreneurial start-up company based in Upstate New York.  As of May 23, 2011, the Company, through its subsidiary Advanced MicroSensors Corporation develops and manufactures thin film, magnetic and MEMS devices.

On September 30, 2010, the Company entered into an Asset Purchase Agreement (“APA”) with Advanced MicroSensors, Inc.  (“AMS Inc.” or “AMS” ) to acquire substantially all of the assets and liabilities of AMS Inc. through its wholly owned subsidiary Advanced MicroSensors Corporation (“AMS Corp.”).

On May 23, 2011, the Company executed the APA to acquire substantially all of the assets and specified liabilities of AMS Inc. The purchase price was a number of shares of authorized but previously unissued shares of common stock of the Advanced MicroSensors Corp., representing 5% of the outstanding common stock on a fully diluted basis on the closing date.  Additionally, in conjunction with the closing of the APA, the Company’s note receivable with AMS Inc. in the amount of $1,650,000 was terminated and AMS Inc. was released of all obligations under the terms of the notes.

On May 23, 2011, the Company entered into an agreement with CMSF Corp., the stock of which was traded on the OTC Bulletin Board, and several related entities, providing for the merger of the Company with a subsidiary of CMSF Corp. such that the Company would become a wholly owned subsidiary of CMSF Corp. On August 10, 2011, the merger contemplated by the agreement was consummated. As a part of the transaction, the Company borrowed a total of $2 million from the principal stockholders (“Lenders”) of CMSF Corp. to be used to consummate the purchase by the Company of the assets of AMS Inc., which it did on the same date.

On August 10, 2011 (the “Effective Time”), Plures consummated the reverse merger with the “Company” as contemplated by the Merger Agreement. Pursuant to the Merger Agreement the name of the Company was changed from CMSF CORP. to Plures Technologies, Inc. In addition, the name of Plures was changed to Plures Holdings, Inc., which became a wholly-owned subsidiary of the Company. At the Effective Time of the Merger each issued and outstanding  share of Plures was converted into .914 shares of common stock of the Company with the stockholders of Plures immediately receiving 85% of the Company’s common shares into which their Plures shares were converted and the remaining 15% of the Company’s common shares (the “Holdback Shares”) issuable to the stockholders of Plures reserved to satisfy any indemnification obligations of the stockholders of Plures after which the balance will be issued. In addition, certain promissory notes issued by Plures to RENN Universal and RENN Global in the aggregate principal amount of $2,000,000 were converted into 1,000,000 shares of Series A Preferred Stock of the Company.

Plures Technologies, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Immediately after the Merger, the former stockholders of Plures held 72.5% of the Company’s outstanding shares including the Holdback Shares, RENN Universal and RENN Global held 20% collectively of the Company’s common stock as a result of the conversion of their $2,000,000 promissory note into Series A Preferred Stock and assuming conversion of the Preferred Stock into common stock, and the pre-merger stockholders of the Company, including RENN Universal and RENN Global held 7.5% of the Company’s common stock.

Liquidity and Management Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company believes that, existing cash along with additional future equity or debt financing will be adequate to support its planned level of operations. The Company cannot be certain that additional debt or equity or other funding will be available on acceptable terms, or at all. If the Company fails to obtain additional funding when needed, it may be forced to scale back, or terminate operations, or seek to merge with or be acquired by another company. The Company expects its general and administrative costs to increase as the Company adds personnel.  The Company will need to generate significant revenues to achieve profitability and may never do so.

During fiscal 2010, the Company entered into the aforementioned APA to acquire all assets and specified liabilities of AMS with a closing date no later than May 31, 2011. The sale closed on May 23, 2011. Prior to being acquired, AMS had incurred losses from operations and had negative cash flows. In order to provide working capital AMS, sold certain equipment pursuant to sale-lease back transactions in each of the last three fiscal years. To date AMS has been successful in negotiating new lease agreements related to this equipment however, there can be no assurances that the Company, post acquisition, will be able to continue to negotiate new lease agreements related to this equipment which creates significant future uncertainty in securing equipment necessary for production of the Company’s product.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, and as such, do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company has suffered recurring losses from operations and negative cash flows. Additionally, subsequent to year end, the Company acquired the assets and liabilities of AMS, which prior to being acquired had incurred losses from operations and negative cash flows.  These indicators raise substantial doubt about the Company’s ability to continue as a going concern.

Principles of consolidation

The consolidated financial statements include the Company and its subsidiary, Advanced MicroSensors Corporation. All material intercompany accounts and transactions have been eliminated in consolidation.

Basis of accounting

Prior to the acquisition of AMS assets and operations, the Company had not earned any revenues and accordingly, the Company’s activities had been accounted for as those of a “Development Stage Enterprise” as set forth in FASB ASC 915 Accounting and Reporting by Development State Enterprises.  As a result of the acquisition of AMS, the Company is no longer in the development stage.

Plures Technologies, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Use of estimates in the preparation of financial statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and cash equivalents

Cash is held at financial institutions and includes bank demand deposit accounts and certain money market accounts.  At times account balances may exceed insured limits.  However, the Company has not experienced any losses in such accounts and does not believe it is exposed to significant risk in cash and cash equivalents.

Restricted Cash

The restricted cash serves as collateral for an irrevocable standby letter of credit that provides financial assurance that the Company will fulfill its obligations with respect to certain lease obligations (Note 9). The cash is held in custody by the issuing bank, has restrictions as to withdrawal or use, and is currently invested in money market funds. Income from these investments is held in the account.  The restricted cash is classified as current as the letter of credit expires on June 30, 2012.

Fair Value of Financial Instruments

At September 30, 2011 the Company's financial instruments were comprised of cash and cash equivalents, accounts receivables and accounts payable and convertible debt.  The carrying amounts of which approximate fair market value.

Fair Value Measurements

In accordance with the accounting standards for fair value measurements and disclosures, the Company's assets and liabilities subject to fair value measurements are measured at fair value on a recurring basis as of September 30, 2011. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions.  As of September 30, 2011, the Company did not have any amounts subject to fair value measurements.

Debt issuance costs

Debt issuance costs relate to finders’ fees and legal fees associated with the issuance of the $875,000 convertible debt.  Amortization expense related to these issuances for the nine month period ended September 30, 2011 was $139,710.  There were no deferred debt costs related to these issuances at September 30, 2011 as the notes were converted to common shares of common on May 23, 2011.

In addition, debt issuance costs relating to finders’ fee and legal fees associated with the issuance of the $2,000,000 convertible debt on May 23, 2011.  Amortization expense related to these issuances for the nine month period ended September 30, 2011 was $401,618. There were no deferred fees related to these issuances at September 30, 2011 as the notes were converted to preferred shares on August 10, 2011.

Plures Technologies, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Advances payable to shareholders

Advances payable to shareholders represent amounts loaned to the Company to fund certain start up costs and unreimbursed business expenses.  Interest is not charged and there are no set repayment terms for the advances.  The amounts are included in current liabilities at September 30, 2011.

Income taxes

Deferred income tax assets and liabilities arise from temporary differences associated with differences between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates which are expected to be in effect when these differences reverse.  Deferred tax assets and liabilities are classified as current or noncurrent, depending on the classification of the assets and liabilities to which they relate.  Deferred tax assets and liabilities not related to an asset or liability are classified as current or noncurrent depending on the periods in which the temporary differences are expected to reverse.

The Company has recorded a full valuation allowance against its net deferred tax assets since management believes that, after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that the net deferred tax assets at September 30, 2011 will not be realized.

Inventories

Inventories are stated at the lower of cost or market. Costs are determined using the first-in, first-out method.

Equipment

Equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, as follows:

Category	Useful Life in Years

Manufacturing equipment	5
Computer software and equipment	3

Revenue Recognition

The Company recognizes revenue when (i) an agreement exists, (ii) delivery has occurred, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. Revenue from the sale of products and prototypes is recognized upon delivery, or upon customer acceptance for transactions where customer acceptance is stipulated and when all other revenue recognition criteria have been met. Revenue from engineering development services is recognized when services are performed and when all other revenue recognition criteria have been met

Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of

The Company reviews the valuation of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. When it is determined that the carrying value of applicable long-lived assets may not be recoverable based upon the existence of one or more indicators, the Company must evaluate whether the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of that asset. The impairment would be measured as the amount by which the carrying amount of the particular long-lived assets exceeds its fair value. The fair value would be determined based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model or through an independent appraisal of individual assets.

Plures Technologies, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Research and Development

Research and development expenses include expenses which were incurred in the development of new products and new or improved technologies that enhance the production processes. Costs for product development are expensed as incurred.

Net Loss Per Common Share

The Company’s basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period and, if there are dilutive securities, diluted loss per share is computed by including common stock equivalents which includes shares issuable upon the exercise of stock options, net of shares assumed to have been purchased with the proceeds, using the treasury stock method.

Basic and Diluted loss per share were the same for the three and nine months ended September  30, 2011 and 2010 as there were no adjustments to the net loss, and the impact of common stock equivalents would have been antidilutive.  As of September 30, 2011 and 2010, there were 1,327,527 million and 0 million shares of the Company’s common stock, respectively issuable upon the conversion of preferred stock and the vesting of restricted stock that were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive.

Notes Receivable

At December 31, 2010 notes receivable of $900,000 represent advances to AMS Inc. in accordance with a loan agreement entered into in conjunction with the APA.  The borrowings under the loan agreement were evidenced in the form of promissory notes and were repayable to the Company should the Company not acquire the assets and business of AMS. If the Company raised the amount required under the APA the amount may be used toward a capital contribution to AMS. The notes bear interest at 8% per year and are due on demand given not less than five months after the first advance, September 30, 2010.  During 2011, the Company advanced additional funds to AMS Inc. and received additional promissory notes from AMS Inc in the amount of $750,000.

The notes were collateralized by all assets of AMS Inc.  In connection with the execution of the APA in May 2011, AMS Inc.’s obligations of $1,650,000 and accrued interest under the loan agreement were terminated and released in full.

2.	Inventories

Inventories are comprised of the following:

September 30, 2011

Raw Material	$256,827
Work-in-Process	348,951
Finished Goods	8,525
$614,303

There was no inventory as of December 31, 2010.

Plures Technologies, Inc.

Notes to Consolidated Financial Statements (Unaudited)

3.	Equipment

Equipment is comprised of the following:

	September 30, 2011	December 31, 2010

Manufacturing equipment	$2,149,407	$0
Computer software and equipment	3,650	0
	2,153,057	0

Less accumulated depreciation	136,033	0
Equipment , net	$2,017,024	$0

Total depreciation expense for the three and nine month periods ended September 30, 2011 was $96,402 and $136,033 respectively.

4.	Business combination

 On May 23, 2011, the Company executed an APA to acquire substantially all of the assets and specified liabilities of AMS. The purchase price was a number of shares of authorized but unissued shares of common stock of the company, representing 5% of the outstanding common stock on a fully diluted basis on the closing date.  Additionally, in conjunction with the closing of the APA, the Company’s note receivable with AMS in the amount of $1,650,000 was terminated and AMS was released of all obligations under the terms of the notes.

In accordance with the acquisition of AMS, the purchase price consideration and preliminary allocation of purchase price was as follows

Fair value of shares of common stock issued to AMS	$385,000
Advances to AMS including interest (obligation to repay released at closing of merger)	1,707,326

Total consideration	$2,092,326

Estimated Allocation of Purchase Price:
Cash and cash equivalents	$180,337
Accounts receivable	332,567
Inventories	414,038
Prepaid expenses and other	54,285
Equipment	1,923,650
Intangible assets	1,881,000
Accounts payable	(538,628)
Accrued expenses	(100,433)
Deferred rent and other	(402,067)
Gain on bargain purchase	(1,652,423)

$2,092,326

The gain related to the acquisition of AMS in the amount of $1,652,423 was recorded in other income in the statement of operations for the nine months ended September 30, 2011.

Plures Technologies, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The fair value of the shares issued in the AMS acquisition was based on the enterprise value of AMS.  Using an income approach the Company first determined the fair value of AMS as a whole and then attributed 5% of this value as the estimated fair value of the shares issued to AMS. In connection with the acquisition of AMS, the Company incurred acquisition related costs totaling approximately $66,650 which were expensed as incurred. Included in expenses for the quarter and nine months ended September 30, 2011 were acquisition related expenses amounting to approximately $0 and $29,900.

The following presents the pro forma net loss for the nine months ended September 30, 2011 and 2010 for the Company’s acquisition of AMS assuming the acquisition occurred as of January 1, 2010. The pro forma results are unaudited and are derived from the historical financial results of the acquired business for the periods presented and are not necessarily indicative of the results that would have occurred had the acquisition been consummated on January 1, 2010.

For the nine months ended September 30,	2011	2010
Revenue	$4,630,266	$3,054,608
Net loss	$(2,647,666)	$(1,920,243)

Customer relationships are amortized based on patterns in which the economic benefits of customer relationships are expected to be utilized. Other finite-lived identifiable assets are amortized on a straight-line basis. The following are the intangible assets acquired and their respective amortizable lives as follows:

			Amortization	Carrying
	Fair Value	Estimated	through	Value as of
	as of May 23, 2011	Useful life (years)	September 30, 2011	September 30, 2011

Technology	605,400	5	$43,286	562,114

Tradename	132,200	14	3,376	128,824

Customer Relationships	1,143,400	9	45,418	1,097,982

	1,881,000		92,080	1,788,920

Estimated amortization expense for the next five years will be approximately $85,856 per year.

5.	Accrued Expenses

Accrued expenses are comprised of the following:

	September 30, 2011	December 31, 2010

Accrued payroll and related expenses	$150,339	$105,037

Other	133,070	-
	$283,409	$105,037

Plures Technologies, Inc.

Notes to Consolidated Financial Statements (Unaudited)

6.	Income Taxes

No provision for income taxes has been provided for the fiscal 2011 and 2010 periods due to the Company’s operating losses includes the following:

The Company has recorded a full valuation allowance against its net deferred tax assets since management believes that, after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that the deferred tax assets at September 30, 2011 and December 31, 2010 will not be realized.

At September 30, 2011, the Company has available net operating loss carryforwards for federal and state income tax purposes of approximately $15.5 million and $8.4 million, respectively, which may be used to offset future taxable income, if any. These carryforwards are subject to review and possible adjustment by the Internal Revenue Service (“IRS”) and state tax authorities. These carryforwards expire at various dates through 2031.

In addition, $121,400 of Federal general business credits are available to the Company as carryforwards, expiring in various dates through 2031. Since these credits cannot be utilized until the Federal net operating loss carryforward is exhausted, they are fully reserved for in the Company’s deferred tax valuation allowance.

Utilization of NOL’s may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future as provided by Section 382 and 383 of the Internal Revenue Code of 1986, as well as similar state provisions. These ownership changes may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three year period.

The Company considered the change in ownership during 2009 and 2010 and determined that a change in ownership as defined in Section 382 of the Internal Revenue Code occurred. As a result of this change in ownership, the utilization of its Federal and state net operating losses are subject to an annual limitation. The utilization of the Company’s NOL carryforwards may be further limited if the Company experiences future ownership changes as defined in Section 382 of the Internal Revenue Code.

Plures Technologies, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The Company is taxed under the provisions of the Internal Revenue Code and state tax laws.  The Company files tax returns in the U.S. federal jurisdiction, New York State and Massachusetts.  The tax returns for the years ended December 31, 2008 through December 31, 2010 are still subject to potential audit by the IRS and the taxing authorities in New York State and Massachusetts.  The Company adopted the provisions of FASB ASC 740-10, Accounting for Uncertainty in Income Taxes and its related amendment on January 1, 2009.  Management of the Company believes it has no material uncertain tax positions and, accordingly it will not recognize any liability for unrecognized tax benefits.

7.	Convertible Debt

During February 2011, the Company issued $550,000 of convertible debt. The notes bear interest at 5% and were due November 30, 2011. The convertible notes were to be convertible upon the later to occur of the acquisition of AMS Inc. or the sale of securities by the Company for net proceeds of at least $1,500,000.

In April 2011, the Company issued additional convertible debt of $325,000. On May 23, 2011, in accordance with terms of the agreement, the convertible notes in the amount of $875,000 plus interest of $9,300 were converted into 930,847 shares of common stock at the conversion rate of $0.95. The conversion rate resulted in a beneficial conversion in the amount of $46,000, which was recorded at interest expense in the nine months ended September 30, 2011 when the notes were converted.  The obligations to pay the principal and interest of the note were then cancelled.

On May 23, 2011, the Company issued convertible notes for a total of $2 million from the principal stockholders of CMSF Corp. (“Lenders”) that was used to consummate the purchase by the Company of the assets of AMS.  The notes are payable on November 19, 2011 unless converted prior to that date. Interest accrued on the notes at rates ranging from 2 % to 6% based on a scale of months from issuance to conversion. The convertible notes converted into a fixed number of preferred stock shares of 1,000,000, which are convertible into 1,287,527 shares of common stock. The Company agreed to pay for the legal fees incurred by the note holders in connection with the convertible notes. The legal fees were approximately $112,000 and were recorded as a debt discount as they reduced the proceeds from convertible debt. The terms of the debt agreement resulted in a contingent beneficial conversion for the note holders in the amount of $228,000. The beneficial conversion amount was recorded as interest expense in the three and nine months ended September 30, 2011 when the notes converted on August 10, 2011. In connection with the loans to the Company, the Company granted a blanket security interest on its assets to the Lenders. The notes were automatically converted into CMSF Corp. preferred stock at the time of the merger with CMSF on August 10, 2011. Upon the conversion of the notes into CMSF Corp. preferred stock, the security interest terminated. The Company paid approximately $13,000 for accrued interest upon the conversion of the convertible notes.

The Company recorded debt discount related to the legal fees associated with the issuance of the notes of $112,000. Amortization expense related to the discount was $58,947 and $112,000 for the three and nine months ended September 30, 2011.

Plures Technologies, Inc.

Notes to Consolidated Financial Statements (Unaudited)

8.	Capital Stock

Classes of Stock

The Company has three classes of capital stock: Class A Common Stock, Class B Common Stock, and Preferred Stock Holders of Class A Common Stock are entitled to one vote for each share held. Holders of Class B Common Stock shall not be entitled to vote.   The dividend rights attributable to the holders of the Class B Common Stock shall be identical to those of the holders of Class A Common Stock except all stock dividends on Class A Common shall be paid in Class A Common Stock and stock dividends on Class B Common shall be paid in Class B Common Stock.  Class B shall be converted into Class A Common Stock without any action on the part of the holders of the Class B Common Stock if so provided in the resolution of the Board of Directors that is approved by the holders of a majority of the Class A Common Stock.

There were no shares of Class B Common Stock issued or outstanding at September 30, 2011 and December 31, 2010.

The Preferred Stock may be issued from time to time in a series.  The Board of Directors is authorized and required to fix, in a manner and to the fullest extent provided and permitted by law, all provisions of the shares of each series not otherwise set forth in the Amended and Restated Certificate of Incorporation, including liquidation preference, dividend, voting rights and conversion rights.

There were 1,000,000 shares of Preferred Stock issued and outstanding at September 30, 2011 and no shares issued or outstanding at December 31, 2010.  At September 30, 2011 there were 40,000 shares of preferred shares designated. The Preferred Stock is convertible for common stock at a rate of 1.282527 shares and the liquidation preference of these outstanding shares is $2,000,000.  The Series A Preferred Stock is entitled to all of the proceeds of a liquidation of the Company, which includes acquisitions, prior to distributions to the holders of the Common Stock, in an amount equal to the purchase price thereof. The Series A Preferred Stock is convertible into Common Stock initially at a rate of 1.282527 share of Common Stock for one share of Preferred Stock. The terms of conversion are subject to adjustment for stock splits and combinations, stock dividends and reorganizations.  The Series A Preferred Stock may be converted by the holders at any time, and will automatically be converted if the Company has nine consecutive months of profits or makes an aggregate of $1 million for the 18 months following initial issuance of the Series A Preferred Stock.   In addition, if the Company has nine consecutive months of losses, or does not make an aggregate of at least $1 million in the 18 months after initial issuance of the Series A Preferred Stock, the holders of the Series A Preferred Stock, as a group, can elect a majority of the Board of Directors.

On February 11, 2009, the Board of Directors issued 500,000 shares of Class A common stock at a price of $.01 per share for $5,000.  Subsequent to the issuance of the shares the shares split 5 for 1 resulting in 2,500,000 of Class A common shares issued and outstanding at December 31, 2009.

On or about September 28, 2011, the Company sold 394,737 shares of Common Stock, par value $.001, to RENN Universal Growth Investment Trust PLC (the "Purchaser”).   The 394,737 shares of common stock are exchangeable, at the option of the Purchaser, for shares of Series A Preferred Stock of the Company at a rate of one share of Series A Preferred Stock for each 1.282527 shares of common stock. The Series A Preferred Stock is entitled to all of the proceeds of a liquidation of the Company, which includes acquisitions, prior to distributions to the holders of the Common Stock, in an amount equal to the purchase price thereof. The Series A Preferred Stock is convertible into Common Stock initially at a rate of 1.282527 share of Common Stock for one share of Preferred Stock. The terms of conversion are subject to adjustment for stock splits and combinations, stock dividends and reorganizations.  The Series A Preferred Stock may be converted by the holders at any time, and will automatically be converted if the Company has nine consecutive months of profits or makes an aggregate of $1 million for the 18 months following initial issuance of the Series A Preferred Stock.   In addition, if the Company has nine consecutive months of losses, or does not make an aggregate of at least $1 million in the 18 months after initial issuance of the Series A Preferred Stock, the holders of the Series A Preferred Stock, as a group, can elect a majority of the Board of Directors.

In accordance with merger of August 10, 2011 with CMSF Corp. the outstanding shares of Plures Holdings stock of 5,152,815 were converted into 4,649,158 shares of CMSF Corp stock.  Of these shares 15% were restricted leaving the issued share balance of 3,951,785 shares.

Plures Technologies, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Subscription agreements

During 2010, the Company issued subscription agreements for 1,150,000 Class A common shares at a price of $1 per share for gross proceeds of $1,150,000. In connection with these agreements the Company paid finders’ fees of approximately $439,000. The Company also issued 378,200 shares Class A common stock at a price of $1 per share for finders’ fees for the above mentioned agreements.  The Company also incurred approximately $35,000 of legal expense which has been recorded as a reduction of additional paid-in capital in the accompanying financial statements.

During 2011, the Company issued 27,268 and 100,000 and 20,000 shares Class A common stock at a price of $1.00, $1.60 and $1.90 respectively per share for services related to finders’ fees.

In 2010, all proceeds related to the stock subscription agreements had been paid to the Company.

In September 2011, the Company sold 394,737 shares of Common Stock, par value $.001, to RENN Universal Growth Investment Trust PLC (the "Purchaser”). The price was $750,000. The Company paid an agency fee of $25,000 and 20,000 shares of common stock, par value $.001 to an agent for the transaction.

Restricted Shares

The Company expenses restricted shares granted for compensation in accordance with the provisions of ASC 718. The fair value of the restricted shares issued is amortized on a straight-line basis over the vesting period. In August 2011, the Company granted a total of 66,498 shares of restricted common stock to members of its Board of Directors. One-third of the shares awarded in August 2011 were free of restriction beginning with the start date of serving on the board. One-third of the 66,498 will vest upon each of the next two anniversary dates, subject to the grantee’s continued service on the Board of Directors. Compensation expense related to the first block was recognized in compensation expense on the start date.  The second and third block will be recognized ratably over the two years based on the fair value of the shares at date of grant. The expense associated with the awarding of restricted shares for the nine months ended September 30, 2011 is $45,260, which is included in general and administrative expense on the accompanying consolidated statement of operations. As of September 30, 2011, $64,461 of compensation expense related to restricted stock will be charged to operations over the next two years.

9.	Commitments

Rent

AMS leases office and manufacturing facilities, including office furniture, under a noncancelable operating lease through June 30, 2011. On September 29, 2010, the Company entered into a third amendment to its lease which suspended the base rent for the period from July 1, 2010 through the earlier of the closing of an Asset Purchase Agreement (“APA”) or December 31, 2010 . The lease amendment also reduced prepaid utilities to $110,000 per month from $150,000 and provided for consent to the assignment of this lease and a one year renewal of such for the Purchaser upon Closing of the APA.    Additionally, the amendment granted the landlord collateral in certain assets of the Company.  Upon closing of the APA on May 23, 2011, payment of the deferred rent including interest was made and the collateral interest was removed.  Also on that day the parties entered into a Fourth Amendment to the lease which reduced the required letter of credit from $250,000 to $200,000. and such letter of credit was put in place.   As noted above, the facility lease now expires in September 2012 as the one year renewal was granted upon closing of the APA.   Total payments under the lease, excluding facility charges for the period ended September 30, 2011 were approximately $414,858.

Plures Technologies, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Facilities Expense

Under the terms of the lease discussed above, AMS is obligated to pay for additional facilities charges. Total facility expenses included in the accompanying statements of operations for the lease and facility charges amounted to approximately $405,382 for the period ended September 30, 2011

AMS is also liable for various other operating leases for office equipment. All such leases were renewed in CQ2 2011.  Future minimum lease payments related to the office equipment are approximately $23,570 as of September 30, 2011. Additionally, AMS leases certain manufacturing equipment per agreements entered into in January 2009 and January 2010 with the same party.  These leases run through 2018 with annual combined payments of $6,000.

10.	Concentrations of Credit Risk

During the three and nine months ended September 30, 2011, the Company had sales to one customer that accounted for approximately 78% and 81% of all revenue, respectively.  Accounts receivable from this customer was $246,268 as of September 30, 2011.

11.	Related Party Transactions

The Company utilizes services of a law firm that has an employee who is also an officer and director of the Company.  Fees charged by this firm were $225,058 and $48,200 for the nine  months ended September 30, 2011 and 2010, respectively.

12.	Defined Contribution Plan

AMS has established a defined contribution retirement plan (the “Plan”). All full-time employees who have reached the age of 21 are eligible to contribute to the Plan. The Plan includes a discretionary employer match. Employees vest in Company contributions at a rate of 50% per year over two years. There were no Company contributions for the period ended September 30, 2011.

13.	Subsequent Events

The Company evaluated all events and transactions that occurred after September 30, 2011 through November 14, 2011, the date the financial statements were available to be released.

In April 2010, AMS Inc. sold 31 assets to a customer; under that agreement the customer could remove the tools after a one year lease period.  The customer has decided to remove all tools and AMS Corp must allow these tools to be removed by the customer.  At September 30, 2011, negotiations were underway as to how to do this effectively and with as little disruption to AMS operations as possible.

On October 13, 2011, the Company and its subsidiary, AMS entered into a series of agreements with Massachusetts Development Financing Agency “MDFA”) related to financing for  up to $2,000,000 loan for the purchase of equipment, including a Loan Agreement, a Note, a Security Agreement, a Guaranty and a Warrant. The actual principal amount will be based on equipment purchased during the first six months or such longer period as the lender permits.  The loan bears interest at the rate of 6.25% per annum. The term of the loan is seven years and is repayable as follows: interest only for the first twelve months, and then constant payments of interest and principal during the following six year period. The loan is repayable in whole or part without penalty.  The loan is secured by a security interest in substantially all of the assets of AMS, excluding intellectual property.  The Company has granted a warrant to MDFA to purchase $125,000 worth of common stock of the Company at a price to be determined in the future.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report contains forward-looking statements.  The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed in this section.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof.  The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.  Readers should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the former fiscal year ended September 30, 2010, the Quarterly Reports on Form 10-Q filed by the Company and any Current Reports on Form 8-K by the Company.

The following discussion and analysis should be read in conjunction with the condensed financial statements and notes thereto in this quarterly report.

Overview

Until August 10, 2011, and since 2009, the Company was considered a shell company, in that it did not have significant assets and conducted no operations. On August 10, 2011 the Company’s wholly owned subsidiary  merged with and into Plures Holdings, Inc. (formerly known as Plures Technologies, Inc.). Plures Holdings, Inc. the holder of approximately 95% of the outstanding common stock of Advanced Microsensors Corporation (“AMS”). AMS and its predecessor have been in business for approximately 12 years and are based in Shrewsbury Massachusetts. The business of AMS is the design and fabrication of micromechanical electrical systems (MEMS) including, in some instances magnetic components (Spintronics), and principal activities include the fabrication of magnetic compass sensors and MEMS switches.

Critical Accounting Policies

Principles of consolidation

The consolidated financial statements include the Company, and its subsidiary, Advanced Micro Sensors Corporation.   All material intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates in the preparation of financial statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Allowance for Doubtful Accounts

The Company’s policy is to maintain allowances for estimated losses from the inability of its customers to make required payments. Credit limits are established through a process of reviewing the financial results, stability and payment history of each customer. Where appropriate, the Company obtains credit rating reports and financial statements of customers when determining or modifying credit limits. The Company’s senior management reviews accounts receivable on a periodic basis to determine if any receivables may potentially be uncollectible. The Company includes any accounts receivable balances that it determines may likely be uncollectible, along with a general reserve for estimated probable losses based on historical experience, in its overall allowance for doubtful accounts. An amount would be written off against the allowance after all attempts to collect the receivable had failed. Based on the information available to the Company, it believes the allowance for doubtful accounts is adequate.

Income taxes

Deferred income tax assets and liabilities arise from temporary differences associated with differences between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates which are expected to be in effect when these differences reverse.  Deferred tax assets and liabilities are classified as current or noncurrent, depending on the classification of the assets and liabilities to which they relate.  Deferred tax assets and liabilities not related to an asset or liability are classified as current or noncurrent depending on the periods in which the temporary differences are expected to reverse.

The Company has recorded a full valuation allowance against its net deferred tax assets since management believes that, after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that the deferred tax assets at September 30, 2011 will not be realized.

Inventories

Inventories are stated at the lower of cost or market. Costs are determined using the first-in, first-out method. The Company regularly reviews inventory quantities on hand and records a provision for excess and/or obsolete inventory primarily based upon estimated usage of its inventory as well as other factors.

Equipment

Equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, as follows:

Category	Useful Life in Years

Manufacturing equipment	5
Computer software and equipment	3

Intangible Assets

Intangible assets are evaluated for impairment whenever events or circumstances indicate the carrying amount of the assets may not be recoverable.  Intangible assets subject to amortization were the result of the Company’s acquisition of AMS Inc.

Revenue Recognition

The Company recognizes revenue when (i) an agreement exists, (ii) delivery has occurred, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. Revenue from the sale of products and prototypes is recognized upon delivery, or upon customer acceptance for transactions where customer acceptance is stipulated and when all other revenue recognition criteria have been met. Revenue from engineering development services is recognized when services are performed and when all other revenue recognition criteria have been met.

Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of

The Company reviews the valuation of long-lived assets whenever events or change circumstances indicate that the carrying value may not be recoverable. When it is determined that the carrying value of applicable long-lived assets may not be recoverable based upon the existence of one or more indicators, the Company must evaluate whether the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of that asset. The impairment would be measured as the amount by which the carrying amount of the particular long-lived assets exceeds its fair value. The fair value would be determined based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model or through an independent appraisal of individual assets.

Results of Operations

Three months Ended September 30, 2011 and 2010

Revenues for the three months ended September 30, 2011 were $1,818,539, compared with none for the three months ended September 30, 2010, reflecting AMS operations in the 2011 period and no operations in the 2010 period.

Cost of revenues for the three moths ended September 30, 2011 were $2,124,869, resulting in a gross loss of $(306,330).  Substantially all of the manufacturing expenses of the Company are fixed in the short term, and manufacturing slowdowns due to loss of power and equipment failure in the three months ended September 30, 2011 were the primary cause of the loss.

Operating expenses for the three months ended September 30 , 2011 were $588,205 as compared with $21,046 for the 2010 period, reflecting a very small staff during the 2010 non-operating period as compared with the staff of AMS in the 2011 period also amortization of intangibles and depreciation.

Other income (loss) in the three months ended September 30, 2011 was $(514,071) and reflected primarily debt related expenses in the 2011 period as compared with none in the 2010 period.

As a result of the above, there was a loss for the three months ended September 30, 2011 of $1,408,606 as compared to a loss of $21,046 for the 2010 period.

Nine months Ended September 30, 2011 and 2010

Revenues for the nine months ended September 30, 2011 were $2,485,206 as compared with none for the nine months ended September 30, 2010, reflecting AMS operations in the 2011 period and no operations in the 2010 period. AMS operations were included from the date of acquisition by Plures Holdings on May 23, 2011.

Cost of revenues for the nine months ended September 30, 2011 were $2,724,800 resulting in a gross loss of $(239,514).  Substantially all of the manufacturing expenses of the Company are fixed in the short term, and manufacturing slowdowns due to loss of power and equipment failure in the nine months ended September 30, 2011 were the cause of the loss.

Operating expenses for the nine months ended September 30 , 2011 were $970,567 as compared with $49,997 for the 2010 period, reflecting a very small staff during the 2010 non-operating period as compared with the staff of AMS in the 2011 period also amortization of intangibles and depreciation.

Other income (loss) in the nine months ended September 30, 2011 was $759,851 and reflected primarily debt discount and interest income less debt related expenses offset by the bargain purchase gain on AMS.

As a result of the above, there was a loss for the nine months ended September 30, 2011 of $450,231 as compared to a loss of $49,977 for the 2010 period.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company believes that, existing cash and additional future equity or debt financing will be adequate to support its planned level of operations. The Company cannot be certain that additional debt or equity or other funding will be available on acceptable terms, or at all. If the Company fails to obtain additional funding when needed, it may be forced to scale back, or terminate operations, or seek to merge with or be acquired by another company. The Company expects its general and administrative costs to increase as the Company adds personnel.  The Company will need to generate significant revenues to achieve profitability and may not be able to do so.

On September 30, 2010, the Company entered into an agreement to acquire all assets and specified liabilities from the predecessor of AMS, and the sale closed on May 23, 2011. Prior to being acquired, AMS had incurred losses from operations and had negative cash flows. In order to provide working capital AMS sold certain equipment pursuant to sale-lease back transactions in each of the last three fiscal years. To date AMS has been successful in negotiating new lease agreements related to this equipment in that AMS has either an active or neutral customer relationship with the users.  An exception involves one customer that is building its own fab in China and seeks its equipment for the same.  However, there can be no assurances that the Company post acquisition will be able to continue to negotiate new lease agreements related to this equipment which creates significant future uncertainty in securing equipment necessary for production of the Company’s product.

As a result of the Company’s recurring losses from operations and working capital deficit, the report of our independent registered public accountants related to the financial statements for 2010 contains an explanatory paragraph stating substantial doubt about the Company’s ability to continue as a going concern.  The Company’s plans to address the matter are discussed herein.  However, there are no assurances that these efforts will be successful or sufficient.

For the nine monthperiod ending September 30, 2011 net cash used in operations was $1,098,564 compared to only $10.97 for the same period 2010.  This is primarily a result of gain on the purchase of AMS operations included in these results from date of acquisition of May 23, 2011.

Cash flow used for investing activities during this period include advances given to AMS predecessor ($750,000) prior to acquisition as well as $229,408 to acquire new equipment for AMS manufacturing operation.

Cash flow from financing activities was a total of $2,858,941 which is primarily the result of the issuance of convertible debt and common stock sales resulting in net proceeds of $3,102,441.

During the year ended December 31, 2010, Plures Holdings raised $1,053,928 net of issuance costs from the sale of shares of its Class A Common Stock. During the nine months ended September 30, 2011, Plures Holdings raised an additional $3,102,441 net of issuance costs from the sale of short term notes convertible into shares of its Class A Common Stock, and the sale of notes convertible into preferred stock of the Company upon the merger of Plures Holdings with a subsidiary of the Company, and finally the sale of common stock by the Company after the merger.   Additionally, AMS has entered into a loan facility from a state related entity for the purchase of equipment in the amount of $2 million required for the growth of its business.

Additionally in October the Company and its subsidiary entered int a loan agreement with the Massachusetts Development Financing Agency for $2 million.  The proceeds of this loan will be used to fund equipment required for the AMS operation.

The Company estimates it will need an additional approximately $5 million for operations and growth during the next 12 months.  The Company presently has no plans for raising this amount and there can be no assurance the same can be raised.

PART II

OTHER INFORMATION
Item 1A.	Risk Factors

The Risk Factors set forth in the Registrant’s report on Form 8-K dated August 11, 2011 are incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

8-K reports dated August 11, 2011 and September 28, 2011 are incorporated by reference.

Item 6.	Exhibits

Exhibit 31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	Instance Document

Exhibit 101	Schema Document

Exhibit 101	Calculation Linkbase Document

Exhibit 101	Labels Linkbase Document

Exhibit 101	Presentation Linkbase Document

Exhibit 101	Definition Linkbase Document

SIGNATURE

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLURES TECHNOLOGIES, INC.

Date:  November 14, 2011

/s/ David R. Smith
David R. Smith
Chief Executive Officer
and Chief Financial Officer