Form 10-K
period 2011-12-31
Plures Technologies, Inc./DE
filed 2012-03-30
CIK 907686

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission file number 001.12312

PLURES TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-3880130
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5297 Parkside Drive

Canandaigua, NY 14424

(Address of principal executive offices)

585-905-0554

(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act

None

Securities registered pursuant to Section 12(g) of the Act

Title of Class

Common Stock, par value $.001 per share

Indicate by check mark if the Company is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes: ☐	No ☒

Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes: ☐	No ☒

Indicate by check mark whether the registrant (I) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes: ☒	No ☐

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (para 232.405 of this chapter) during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files).

Yes: ☐	No ☒

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes: ☐	No ☒

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 31, 2011, the registrant’s most recently completed second fiscal quarter, was approximately $50,000.

The number of shares of the registrant's common stock outstanding as of March 1, 2012 was 4,847,530.

Company Symbol-MANY

DOCUMENTS INCORPORATED BY REFERENCE

None.

2

Plures Technologies, Inc.

2011 Form 10-K Annual Report

PLURES TECHNOLOGIES, INC.

Cautionary Notes Regarding “Forward-Looking” Statements

Certain information included in this annual report on Form 10-K that are not historical facts contain forward looking statements that involve a number of known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievement expressed or implied by such forward looking statements. These risks and uncertainties include, but are not limited to, the Company’s ability to defend itself in litigation matters, to achieve business and strategic objectives, the risks of uncertainty of patent protection, the impact of supply and manufacturing constraints or difficulties, uncertainty of future sales levels, protection of patents and other proprietary rights, the impact of supply and manufacturing constraints or difficulties, product market acceptance, possible technological obsolescence of products, increased competition, litigation and/or government regulation, changes in Medicare reimbursement policies, risks relating to our existing and future debt obligations, competitive factors, the effects of a decline in the economy or markets served by the Company and other risks detailed in this report and in the Company’s other filings with the United States Securities and Exchange Commission (“SEC”). The words “believe”, “demonstrate”, “intend”, “expect”, “estimate”, “anticipate”, “likely”, “seek” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

PART I

ITEM 1. BUSINESS

Introduction

The Company is engaged in the development, engineering and manufacture of innovative MEMS (micro electrical mechanical systems) and Spintronics (magnetic encoding and reading of electron spin) products based in its Shrewsbury, Massachusetts fab facility.

Our subsidiary, Advanced MicroSensors Corporation (“AMS”) acquired its assets and business in May 2011 from Advanced MicroSensors, Inc. In our pursuit of products to commercialize, AMS is anticipated to be of strategic importance. AMS has capabilities in MEMS and Spintronics development, and is able to take intellectual property and demonstrate whether the same can be commercialized at a reasonable cost.

We seek the licensing of intellectual property. Commercialization of such intellectual property would follow these steps: assessment of the scope of patent claims we hold; assessment of the scope of patent claims held by others; assessment of the market; assessment of the competitive environment; development of a working prototype; and identification of possible licensees, manufacturers and distributors. Based on a determination of cost and value of a particular technology, we may stop the process at an early stage, or continue as far as manufacturing and distribution.

Management has identified several initial development projects which would leverage the capabilities of AMS, but has not acquired the intellectual property related to the same.  The projects are based on MEMS technology which the Company believes AMS can do the process manufacturing.  Our development projects are expected to begin in 2012 and may take up to two years or more to develop. There can be no assurance of the development of these technologies.

We are also seeking the acquisition of small single product technology companies which are either in the development stage or which are trying to commercialize their product, by demonstrating to the entrepreneur-managers that we, as a technology company with a portfolio of products and administrative, marketing, sales and manufacturing expertise, represent an attractive alternative with regard to technical and business achievement.

AMS

AMS is a MEMS and Spintronics manufacturing fab with process manufacturing capabilities, process intellectual property and commercial experience in manufacturing for the MEMS and Spintronics markets.  AMS’s experience is in manufacturing MEMS and Spintronics devices designed by AMS customers.  AMS currently makes magnetic compassing sensors serving the location based services segment of the mobile handset market, as well as a number of sensors, switches and other MEMS devices, all of which are considered to be one segment.

AMS and its predecessor have a 12 year history of manufacturing magnetic tape read/write heads and other magnetic components as well as a variety of MEMS components for customers in the computer, medical, military and other industries.

Technology

MEMS is the design and manufacture of micro machines on silicon or other wafers. These machines range from microphones and switches to a wide variety of other devices, including many types of sensors. AMS has capabilities in the process manufacture of MEMS devices.

Spintronics harnesses the spin state of electrons to store data or perform calculations. The spin of an electron is a quantum property that makes the electron act like a tiny magnet. This property, detected as a weak magnetic force, can be used to encode information in electronic circuits, computers, and similar electronic devices and then read the same. Conventional electronics employs the accumulation or movement of electrons (or other carriers of electric charge, especially semiconductor devices) to encode and convey information, for example, through the use of transistors.  Spintronic devices do not need an electric current to retain their "spin". That means Spintronic devices do not require power to retain memory, and such devices will operate in high temperature or radiation environments. Some advantages of Spintronics applications are potentially lower power use and a smaller footprint than electrical devices used for information processing.  In terms of scale and cost, Spintronics devices use one or a group of atoms in place of transistors. AMS has developed capabilities in the manufacture of Spintronics devices through its experience manufacturing MEMS/Spintronics tape read write heads.

Magneto resistive (“MR”), giant magneto resistive (“GMR”), anisotropic magneto resistive (“AMR”) and magnetic tunnel junction (“MTJ”) technology constitute the basic building blocks of Spintronics sensors.  AMS has experience in manufacturing using MR, GMR and AMR and is developing MTJ manufacturing experience.

AMS’s predecessor entered the sensor market using AMR technology in 1999, designing and building tape read / write heads. To increase its market share and become a more substantial player in the more advanced and newer MR sensor categories, AMS is upgrading its GMR capabilities, and seeks MTJ development within the next 1 to 2 years.

Complementing its Spintronics manufacturing experience, AMS’s experience includes etching, deposition and photolithographic processes currently used to manufacture both magnetic and MEMS components.  AMS has applied its processing capability to a variety of magnetic, conductive and dielectric materials. The ability to combine these materials and processes to create relatively unique component characteristics and performance is an AMS area of competence.

AMS holds 5 US patents expiring from 2021 to 2026.  In addition, it is the assignee of a license for an additional approximately 50 US patents expiring through 2020.  The license agreement has no royalties and no material covenants.

Markets

AMS addresses and/or proposes to address the following MEMS/Spintronics markets:

Magnetic Compassing Sensors

Many new GPS enabled smart phones feature 3-axis silicon magnetometers in electronic compasses. Magnetic compassing sensors allow mobile telephone service providers to provide so called location based services. With compassing and GPS capabilities, consumers will be able to identify and retrieve information on nearby points of interest, such as restaurants or shops, by simply pointing their mobile devices in the direction of the restaurant or shop. See “Current Products” below for how we are addressing this market. In addition to the mobile handset market, magnetic compassing can also add value to products such as portable navigation systems, handheld games and digital cameras.

Medical Sensors and Switches

Medical applications are varied, and include defibrillators and pacemakers, hearing aids, prosthetic joints, smart pills, e.g. capsule endoscope, diagnostic or drug delivery fluid flow monitoring, syringe pumps (position or level), bio-detection (including glucose sensing)  and general automation of lab equipment (e.g. electronic pipettes), among others.  There are also opportunities in the hearing aid market. These and other medical markets would most likely continue to require customer specific product configurations.  See “Current Products” below for how AMS is addressing this market.

Industrial Switches

MEMS switches, using a variety of actuation mechanisms, such as magnetic, piezoelectric, thermal and electrostatic designs, are becoming integral to a wide variety of industrial, medical and defense products.  See “Current Products” below for how AMS is addressing this market.

Current Products

Magnetic Compassing Sensors

AMS is in production of magnetic compassing sensors for one customer, which accounted for approximately 80% of revenues for the last 12 months.  AMS has a supply agreement with such customer expiring in 2018 which provides for an increasing amount of sensor manufacture.  AMS has opportunities to supply other companies with this product in 2012 and thereafter based on development agreements entered into or being negotiated.

MEMS Switches

AMS fabricates MEMS switches for several customers and is in discussion with additional customers to manufacture this product for them.  MEMS switches provide advantages in mobile, medical and industrial markets replacing semiconductor-based solid-state switches.  MEMS RF switches are entering the mobile handset market and there are multiple switches per phone.  AMS does not currently supply switches for mobile phones.

Products in Development

New product development by AMS is presently focused on the next generation of the current components manufactured by it, and provides a significant portion of AMS’ revenues. AMS seeks, upon conclusion of a successful development project, to conduct, or share in, the manufacturing of products in commercial quantities.

Three Axis Magnetic Compassing Sensors

AMS is developing a magnetic compassing sensor based on a three axis, single sensor chip and is expected to be in production in the second half of 2012, but there can be no assurance of the same. Three axis sensors will offer reduced assembly cost and increased reliability.  We are awaiting customer testing and acceptance.

MEMS Switches for Industrial Application

AMS has been developing a MEMS industrial switch which has application to a wide number of industrial devices. AMS expects to complete development in 2012 and will seek to manufacture the switches in commercial quantities.

Medical Switch for ICD/Pacemakers

AMS has developed prototypes of a solid-state Spintronic switch that replaces a mechanical (reed) switch. A customer of AMS is currently planning to qualify a new version of this sensor for use in implantable medical devices with the U.S. Food and Drug Administration. The solid-state device is more reliable than the reed technology as the device has no moving parts.

Magnetics for Molecular Diagnostics

AMS is in the prototype stage of fabricating a protein chip for a customer who is commercializing assay platforms for the molecular diagnostic market and is expected to enter production in 2012, but there can be no assurance of the same.  The initial product is focused on cancer diagnostics.  The chip, utilizing magnetic fields, measures nanotag-labeled antibodies detecting cancerous proteins at very minute concentrations in the sample.  The advantage of early and very low level detection is critical for treatment and extended survival rates.  Development of process manufacturing is expected to be completed in 2012.

Marketing

AMS sales are made by contacts by our executive officers and a sales representative to generate new leads. If and when we develop standard product offerings of sensors and other devices, we plan to develop a network of distributors and sales representatives for sale of such products.

Our current goal is to increase awareness of AMS as a manufacturing company in the specific targeted market areas and with potential partners. We plan to build this awareness by: membership in the MEMS Industry Group, participation in selected trade shows and conferences such as the Sensor Expo, white papers for websites, byline articles in trade journals, customer stories in trade journals, analyst briefings, and co-sponsored webinars with partners and customers.

Backlog

We consider backlog to be firm, non-cancellable orders for AMS manufacturing.  Our backlog at March 1, 2012 was approximately $1,409,000 as compared with approximately $1,039,000 at March 1, 2011.

Research and Development

AMS has not expended any significant amount on research and development. AMS does not do research and development on product design, but rather carries out manufacturing process development, typically under development agreements with customers.

Manufacturing

AMS manufactures MEMS and Spintronics devices on 6 inch silicon wafers for customers, and carries out all of the processes at its fab in Shrewsbury, Massachusetts, and maintains all necessary equipment for that purpose at that location.  It does not, at present, dice the devices from the wafer or package the same, or integrate the packaged devices with circuitry, but plans to carry out some or all of these value added functions by adding equipment in 2012 or 2013.

Raw materials include silicon wafers and a variety of metallic and other materials integrated with the same, all of which are readily available from several sources.  Suppliers of silicon wafers include Semi-Metals LLC and Silicon Valley Microelectronics, Inc. and suppliers of precious metals and similar materials include Materion Inc., AZ Electronic Materials USA Corp., Doe & Ingalls, Inc. and MicroChem Corp

The predecessor of AMS, carried out a number of equipment sale and leaseback transactions.  Certain of the transactions are with ongoing customers and one of the transactions is with a former customer with which AMS maintains a relationship.  AMS believes this equipment will be allowed to remain at the AMS fab for the foreseeable future, although with regard to the former customer, its equipment could be removed by it.

Quality

AMS is required to meet the quality and reliability requirements of customers who incorporate AMS made components in their end products for the military and implanted medical device markets.   AMS experiences relatively high product yields from the wafers it produces.

Competition

The traditional competitor to magnetic resistive sensors made by AMS has been Hall Effect devices, which are produced by a number of companies.  However, for high volume magnetic compassing applications, MR sensors have begun to replace Hall Effect devices because of MR sensors’ combination of size, power, cost and performance.

The capital costs for MEMS and Spintronics development and production equipment and fabs are very high as they involve the processes to deposit, control and measure minute magnetic thin-films is performed by high-vacuum deposition, photolithography and chemical etching and plating processes. The know-how to design the films and fabricate these complex systems with high quality requires knowledge accumulated over many years and is very difficult to replicate. Although the fabrication processes associated with magnetic sensors are somewhat related to semiconductors, they are special in both materials and expertise and does not translate easily.  These factors are believed to be a significant barrier to entry into MEMS-Spintronics industry.

In the MR area, competition to AMS includes Honeywell International, NVE Corporation, Sensitec GmbH, Alps and Yamaha. Honeywell’s magnetic sensors are products of its aerospace business. These products are based on the older established AMR technology. NVE Corporation makes GMR sensors and magnetic isolators, primarily for commercial markets and does not offer the lower cost AMR based products. Sensitec manufactures both AMR and GMR sensors with an emphasis on industrial and automotive markets. Alps and Yamaha also offer fully packaged GMR sensor products.

With manufacturing capability in both AMR and GMR, we believe AMS is competitive with these companies, particularly because of AMS’s MEMS manufacturing capability.  We believe we are also competitive in the area of price with consumer products such as the magnetic compassing sensor.  Price is believed to be less of a competitive factor in low volume markets such as medical devices, although price is always a negotiated factor.

Facilities

The Company has a headquarters office in Canandaigua, NY for a term expiring in December, 2012.

AMS occupies 40,000 square feet in Shrewsbury MA through June 30, 2013, including a fully equipped approximately 20,000 square foot class 100 clean room fab, with class 10 ‘mini-environments’ for critical processes (such numbers refer to the maximum number of particles per cubic meter of air). The fab is equipped with necessary infrastructure including backup electrical power, deionized water, heap filters, air handlers, air conditioning, cooling water, dry air and nitrogen.

Regulation

In addition to federal, state and local regulation, covering among other matters, employment practices, the operations of the Company are subject to regulations on the export of products, and such regulations have not, to date, affected the Company’s ability to export its products.

Certain materials handled at the AMS Shrewsbury facility are deemed hazardous waste and any such materials are disposed of in accordance with applicable regulations, the cost of which is not deemed material.

A medical switch being developed by AMS is planned to be presented by AMS’s customer to the U.S. Food and Drug Administration for approval.  Other than this product, the products currently manufactured to date by the Company are not subject to government approval.

Employees

As of March 1, 2012, AMS had 48 employees and 3 agency staff at its Shrewsbury Mass facility, including 4 executives, 6 engineers and 32 other technical personnel and the Company had 5 employees including 4 executive officers and an administrative assistant. The Company believes its employee relations are good.

ITEM 1A. RISK FACTORS

The following risk factors, among others, may affect our financial condition, operating results, business prospects or any other aspect of our business, and could cause our actual results to differ materially from those set forth in the forward-looking statements in this Report. Although we have listed below important factors that affect or may affect our financial condition, operating results and/or business prospects, other factors may in the future prove to be as important. Similarly, we cannot assess or quantify the impact of each such factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in forward-looking statements made by us.

Risks Related To The Company

We have a history of losses.

We have incurred losses for the two years ended December 31, 2011. While we believe our operations have substantially improved, there can be no assurance that we will be able to report profitable operations subsequent to December 31, 2011. Additional losses would impose financial and operational pressure on the Company and would adversely affect the value of our Common Stock.

We will need additional financing.

In 2011, we completed financings that enabled the acquisition of, and financing for, our AMS operations, including additional equipment.  However, additional financing of approximately $1.5 million will be required for equipment, and an additional approximately $5 million at a later date for acceleration in the growth of AMS operations, and also for our proposed product development activities, in that general order. We are going to seek arrangements for such additional financing but we can not assure we will be able to obtain the same. Failure to obtain the same could result in a nominal rather than an accelerated growth in AMS revenues and a delay in our proposed product development activities.

Equipment owned by a customer must be replaced

The Company is a party to an Equipment Purchase and Usage Agreement with a customer covering several key pieces of equipment and a number of other items of equipment in the AMS fab. The customer has asked for its equipment to be made available for shipment to China. The Company is currently working on a staged approach to sending the equipment to China as it slowly upgrades its internal capabilities without disruption to its operations. The customer understands this and it needs the Company to continue to produce product for it. Although the Company has not followed the terms of the Equipment and Usage agreement by not delivering possession of all of the equipment as previously requested, the customer has not demanded strict conformity with the same and has indicated that it will seek to cooperate with the staged approach. The cost to replace the equipment is in excess of $2 million and the Company is seeking reasonably priced replacement equipment and funding for the same, of which there is no assurance. As of March 1, 2012, substantially all of the equipment has been delivered to the customer. Needed replacements have either been purchased by the Company from third parties or from the customer. However, the remaining equipment to be delivered to the customer includes several tools that are essential to the Company’s operation, which can not be delivered by the Company until replacements are secured for them. The Company is presently sourcing said tools. Failure to deliver said tools may lead to a dispute with the Company’ s customer, which may result in a material adverse effect on the Company.

A significant amount of equipment we use is under sale-leaseback

The predecessor of AMS, in order to obtain financing, engaged in several sale and leaseback transactions of a significant amount of equipment used by it. The equipment represents approximately 20 percent of AMS’s tools, and includes one tool which is critical to AMS operations and a variety of other tools that can be replaced with advance planning. Although rental payments are not significant and AMS is otherwise in material compliance with its obligations there is always the possibility that the lessor may seek to terminate a leaseback arrangement.  If AMS were to lose possession of this equipment, it would have a material adverse effect on our business.

We require additional equipment to effect business growth.

In order to be able to achieve high volumes of product manufacture, and to manufacture a greater diversity of products, we will require additional equipment. The more economical strategy for acquisition of this equipment is in resale markets, and there is no assurance we will be able to purchase the same in such markets.  Failure to acquire such additional equipment would adversely affect our ability to substantially increase our revenues.

The Company’s tangible and intangible asset values may be impaired

The balance sheet of the Company as of December 31, 2011 reflects what are considered fair values for the tangible and intangible assets of the Company including the AMS acquisition.  Future events may result in a conclusion that there has been an impairment in these values.  If there is such an impairment, the Company will be required to take write-offs in the value of its tangible and intangible assets, the total of which could be material.

Present economic conditions and those related to debt markets are extremely uncertain

At the present time the United States economy, on which the Company depends for its growth, is experiencing a long period of slow growth and uncertainty.  Likewise, there are uncertainties and disruptions in United States debt markets.  These uncertainties insofar as they effect the Company, may have a material adverse effect on the Company’s business and prospects.

Our business is based on the development and marketing of new products and materials using advanced technologies, and there can be no assurance that the same can be successfully developed or marketed by us.

Our industry uses advanced technologies for the development of new products and materials, including MEMS and Spintronics. When successful, the employment of these technologies can lead to products and materials that are far less expensive to manufacture, have improved efficiency of operation and are highly reliable. The risks, however, in trying to achieve such goals are that product and materials development may prove to have unforeseen difficulties, greater expense and longer timelines, or may not be successful.  There can be no assurance that the products or materials on which development is undertaken will meet with commercial success.

Even if the products or materials which are developed by us are cost effective and feasible, they may not be adopted by purchasers, who would have to incorporate the same as part of larger products.

The potential size, timing and viability of market opportunities are always uncertain.  Market acceptance of new or “disruptive” products or materials will depend, in part, upon whether benefits superior to current products or materials justify redesign and retooling. Many potential purchasers of new products and materials we may develop are already utilizing competing products or materials and may, therefore, be reluctant to redesign their products or manufacturing processes to incorporate our new products. We also face the risk that new products will fail to meet a manufacturer’s technical performance or cost requirements, or be supplanted by a competing product or an alternative technology.

We face very substantial competitive pressures.

The nature of our business is development of products and materials that are innovative from a cost, reliability and/or functional point of view. Development of new products and materials is a worldwide business with a large number of participants. Intellectual property and technical development are ongoing world-wide, and enhanced communications via the internet has led to collaborative efforts that have caused new products and technologies to appear without notice from sources not previously known to be engaged in development efforts. Accordingly, we are subject to the risk of a competitive or superior technology or product appearing in the market place.  This could result in the loss of years of development efforts and substantial sums.

Our product and development is based on intellectual property rights and is subject to matters that can adversely affect the same.

The value of products developed by us is often dependent on our ability to secure and maintain appropriate patent and other intellectual property rights protection in order to prevent copying by others.  Although we may own or license one or more patents involving the technologies under development, there can be no assurance the patents will afford commercially significant protection to the resulting products, or indeed will be found valid if challenged. Further, development often takes place based initially on patent applications rather than issued patents. Patent applications are processed by the United States Patent and Trademark Office (“USPTO”).  During the course of such processing, examiners for the USPTO may challenge some or all or the claims in patent applications and may refuse to issue a patent relating to the same.  In addition, in order to protect what we consider to be our patent and other intellectual property rights, we could be forced to engage in lengthy and costly litigation either to protect patent or other intellectual property rights position or to challenge the use of intellectual property rights by others.  As with all litigation, there can never be certainty of the outcome. An unsuccessful outcome could result in the loss of patents and other intellectual property rights which could negate substantial amounts of time and expense incurred in product development.

Many intellectual property rights are derived from the prior efforts of others, leading to uncertainty as to their validity and use.

Intellectual property rights are often developed by universities and medical centers based on staff research and development and by industrial companies as a byproduct of their overall development work.  This technology is then licensed to participants in our industry.  The risks which may be incurred in connection with licensed technology derive from the work done by the original developers, some or all of which may not be known to us or which may have infringed on the intellectual property rights of other persons, which is not necessarily a primary focus of researchers, and also from various provisions of license agreements which may restrict the use or sale of licensed intellectual property rights or may force the reversion of such intellectual property rights to the original developers.  Any of these factors may result in a loss to us if intellectual property rights cease to be available.

We may not be able to enforce our intellectual property rights or our technology may infringe upon patents or rights owned by others, which may prevent the future sale of our products or increase the cost of sales.

We protect our proprietary technology and intellectual property by seeking patents, and where appropriate, trademarks, and copyrights, and by maintaining trade secrets through entering into confidentiality agreements with employees, suppliers, customers, and prospective customers. We hold patents or are the licensee of patents covering certain aspects of our products and technology. These patent rights may be challenged, rendered unenforceable, invalidated, or circumvented. In addition, rights granted under the patents or under licensing agreements may not provide a competitive advantage to us. Efforts to legally enforce patent rights can involve substantial expense and may not be successful. Furthermore, others may independently develop similar, superior, or parallel technologies to any technology developed by us, or our technology may prove to infringe on patents or rights owned by others. Thus the patents held by or licensed to us may not afford us any meaningful competitive advantage. If technology we use infringes on patents or rights owned by others, we may be prevented from selling products that use such technology, we might be required to license the patents or rights owned by others, or we may be required to indemnify our customers against expenses relating to possible infringement. Also, our confidentiality agreements may not provide meaningful protection of our proprietary information. Our inability to maintain our proprietary rights could have a material adverse effect on our business, financial condition and results of operations.

Our opportunities to license promising intellectual property depends on the personal relationships of our directors, officers and consultants with the potential sources of the same.

Our business includes the continuing review, licensing and development of intellectual property of high quality and commercial utility for relatively small committed costs.  Obtaining the same depends on the efforts, personal relationships and reputations of our directors and officers with the sources of such intellectual property, namely universities and industrial companies.  In addition to knowing of such intellectual property, we would have to negotiate license agreements with the intellectual property holders and we face substantial competition for licensing of such intellectual property from other developers, many of which have substantially greater financing and may have significantly greater technical resources and marketing channels.

The loss of the services of any of our key employees would result in material damage to our business.

Our success depends, to a material degree, on the continued contribution of our key employees including David R. Smith, CEO and Glenn J. Fricano, President and COO and Harmandip Kullar, CFO, among others. We have a small management team, and the loss of the services of any such persons would be materially detrimental to our development and would represent a loss of expertise which is critical to the development of our business. We presently do not have key man life insurance on any of our officers or directors except for Glenn Fricano.

We are in competition with companies with far greater financial and human resources.

We are in an industry in which a significant number of participants are large, well financed companies. Our primary means of competition is highly skilled manufacturing at AMS conducted at competitive prices.

We hope to fund certain of our development efforts through government grants, of which there can be no assurance.

Grants from federal government agencies are made for the development of technologies which they may consider strategically important, and for which there may presently not be a substantial commercialization opportunity.  Grants from state and local government agencies are often made to promote employment and other economic activity.  We consider grants very beneficial since they generally do not require repayment or transfer of intellectual property rights.  Obtaining grants is highly competitive, requires substantial efforts and involves appropriate contacts with governmental agencies and suitable technologies for development, and there can be no assurance that we will be able to obtain the same.  AMS does not currently have any manufacturing programs funded by government grants nor any pending grant applications.

We will lose revenue if one of our major customers cancels, postpones, or reduce its purchases.

We presently rely on a major customer for approximately 80% of our current revenue. Due to uncertainties concerning the demands of its customers we do not have full visibility of demand for the whole of 2012 and are presently experiencing a reduction in orders. Any decreases in purchase quantities or purchase prices would have a significant impact on our revenue and any resultant profitability.

Our reputation could be damaged and we could lose revenue if we fail to meet technical challenges required to produce marketable products.

Our products are based on new technology and we are continually refining our production processes. Our production processes require control of dimensional, magnetic, and other parameters that are not required in conventional MEMS processes. If we are unable to develop stable production processes, we may not be able to produce products that meet our customers’ requirements, which could cause damage to our reputation and loss of revenue.

Our failure to meet stringent customer requirements could result in the loss of key customers and reduce our sales.

Our customers typically have stringent technical and quality requirements that require our products to meet certain test and qualification criteria. Failure to meet those criteria could result in the loss of current sales revenue, customers, and future sales.

We may lose business and revenue if we are unable to increase production capacity to meet customer demand.

Our production process relies on our equipment, facilities, and personnel to meet customer demand for our products and services. If customer demand increases, we may not be able to add production capacity fast enough to meet our customer demand. Furthermore, expansion of our production facilities carries risks of disruption. Failure to meet customer demand could result in the loss of current sales revenue, customers and future sales.

Risks Related to the Company’s Common Stock

There is no active trading market for the Common Stock

There is no active trading market for our Common Stock. The Common Stock issued in the acquisition of the “public shell company” by the Company in August 2011 are restricted securities and can not be sold under Rule 144 for at least one year thereafter, ie: in August 2012. The Common Stock of the “public shell company” was subjected to a 1:400 Common Stock combination in September 2011 and is largely held by an affiliate of the Company. As a result there is virtually no freely tradable Common Stock of the Company at the present time and as a result, no active trading market. Any prices the Common Stock presently quoted are not derived from an active trading market but are arbitrarily determined by broker-dealers who make a market in the Common Stock.

We became a public company through the Merger with a “public shell company”.

There are risks associated with becoming a public company through a “public shell company” or “alternative public offering.” For example, security analysts of major brokerage firms may not provide coverage of the Company since there is little to no incentive to brokerage firms to recommend the purchase of its Common Stock. No assurance can be given that brokerage firms will want to conduct any secondary public offerings on behalf of the Company in the future. We have conducted due diligence on the public shell company.  However, the due diligence process may not have revealed all material liabilities of the Company currently existing or which may be asserted in the future.  Any such liabilities if material could harm the Company’s revenues, business, prospects, financial condition and results of operations.

The requirements of being a public company may strain the Company’s resources and distract management.

As a public company, the Company is subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).  These requirements are extensive.  The Exchange Act requires that the Company file annual, quarterly and current reports with respect to its business and financial condition.  The Sarbanes-Oxley Act requires that the Company maintain effective disclosure controls and procedures and internal controls over financial reporting.  In order to maintain and improve the effectiveness of its disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight is required.  This may divert management’s attention from other business concerns, which could have a material adverse effect on the Company’s business, financial condition and results of operations.  Effective internal controls, particularly those related to revenue recognition, are necessary for the Company to produce reliable financial reports and are important to help prevent fraud.  Furthermore, the Company anticipates that it will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

Our management has had no experience in managing and operating a public company.

Our management has no experience in managing and operating a public company.  Any failure to comply with federal securities laws, rules or regulations could subject us to fines or regulatory actions, which may materially adverse affect our business, results of operations and financial condition.  We may not be able to meet the filing and internal control reporting requirements imposed by the Securities and Exchange Commission resulting in a possible decline in the price of our Common Stock and our inability to obtain future financing.

The Company’s current principal stockholders will have significant influence over the Company and they could delay, deter or prevent a change of control or other business combination or otherwise cause the Company to take action with which you may disagree.

The Company’s officers and directors and principal stockholders beneficially own an aggregate of approximately 69% of the Company’s outstanding shares of Common Stock (including certain shares that have been held back from issuance in the acquisition of the public shell company for this purpose). Because of the percentage of ownership and voting concentration in these stockholders, elections of the board of directors may generally be within the control of these shareholders.  As such, it would be difficult for shareholders to propose and have approved proposals not supported by management.  There can be no assurances that matters voted upon by the Company’s officers and directors in their capacity as stockholders will be viewed favorably by all stockholders of the Company.  This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of the Company.  It could also deprive the Company’s shareholders of an opportunity to receive a premium for their shares as part of a sale of the Company and it may affect the market price of the Common Stock.

The securities issued in connection with the Merger are restricted securities and may not be transferred in the absence of registration or the availability of a resale exemption.

The shares of Common Stock issued in connection with the acquisition of the public shell company and the other transactions described herein were issued in reliance on an exemption from the registration requirements under Section 4(2) of the Securities Act.  Consequently, these securities will be subject to restrictions on transfer under the Securities Act and may not be transferred in the absence of registration or the availability of a resale exemption.  In particular, in the absence of registration, such securities cannot be resold to the public until certain requirements under Rule 144 promulgated under the Securities Act have been satisfied, including certain holding period requirements, namely, on or about August 11, 2012, and can be resold only if the Company has been current in its reporting under the Securities Exchange Act of 1934 for the 12 months preceding a sale, whether on August 11, 2012 or thereafter.  As a result, a purchaser who receives any such securities issued may be unable to sell such securities at the time or at the price or upon such other terms and conditions as the purchaser desires, and the terms of such sale may be less favorable to the purchaser than might be obtainable in the absence of such limitations and restrictions.

The Company’s Common Stock may never be listed on a national securities exchange.

The Company intends to seek the listing of its Common Stock on a national securities exchange at some time in the future, assuming that it can satisfy the initial listing standards for such.  The Company cannot ensure that it will be able to satisfy such listing standards or that its Common Stock will be accepted for listing on any such exchange.  Should the Company fail to satisfy the initial listing standards of such exchanges, or its Common Stock is otherwise rejected for listing, the trading price of its Common Stock could suffer, the trading market for its Common Stock may be less liquid, and its stock price may be subject to increased volatility.

The market price of Registrant’s Common Stock is likely to be highly volatile and subject to fluctuations.

Assuming the Company is able to establish and maintain an active trading market for its Common Stock, the market price of its Common Stock is likely to be volatile and could be subject to wide fluctuations in response to a number of factors, including:

•	announcements of acquisitions by the Company or business initiatives by Company’s competitors;

•	quarterly variations in its revenues and operating expenses;

•	impairments of tangible and intangible assets;

•

dilution caused by Company’s issuance of additional shares of Common Stock and other forms of equity securities, which it expects to make in connection with future capital financings to fund its operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

•	changes in expectations as to the Company’s business, prospects, financial condition, and results of operations;

•	significant sales of Company’s Common Stock, including sales by selling stockholders and by future investors in future offerings it expects to make to raise additional capital;

•	changes in the valuation of similarly situated companies, both in Company’s industry and in other industries;

•	fluctuations in interest rates and the availability of capital in the capital markets;

•	departures of key personnel; and

•	regulatory considerations

If the Company issues additional shares in the future, it will result in the dilution of its existing stockholders.

The Company’s Certificate of Incorporation authorizes the issuance of up to 50,000,000 shares of Common Stock with a par value of $0.001 per share and 5,000,000 shares of preferred stock with a par value of $0.001 per share, 1,375,000 of which have already been issued as Series A Preferred Stock.  The Company’s board of directors may choose to issue some or all of such shares to provide additional financing in the future.  The issuance of any such shares may result in a reduction of the book value and market price of the outstanding shares of the Company’s Common Stock.  If the Company issues any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders.

The Company has the right to issue up to 5,000,000 shares of preferred stock, which may adversely affect the voting power of the holders of the other securities and may deter hostile takeovers or delay changes in management control.

The Company, pursuant to a proposed amendment of its certificate of incorporation, could issue up to 5,000,000 shares of preferred stock from time to time in one or more series, and with such preferences as the board of directors may determine from time to time, 1,375,000 shares of which have already been issued.  The board of directors, without further approval of stockholders, would be authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights, liquidation preferences and other rights and restrictions relating to any series of its preferred stock.  Issuances of shares of preferred stock, while providing flexibility in connection with possible financings, acquisitions and other corporate purposes, could, among other things, adversely affect the voting power of the holders of the other securities and may, under certain circumstances, have the effect of deterring hostile takeovers or delay changes in management control. For example, 1,375,000 of such shares have already been authorized as Series A Preferred Stock with special voting rights, including, under certain circumstances, election of a majority of the Board of Directors.

The Company has issued Series A Preferred Stock with significant rights which are senior to the rights of the Common Stock and could elect a majority of our Board of Directors.

There are presently 1,375,000 shares of Series A Preferred Stock issued and outstanding.  Holders of the Series A Stock have a liquidation preference of $2,750,000, which means that upon a sale or liquidation, such holders are entitled to receive the first $2,750,000 of proceeds before any distribution on the Common Stock, or to participate with the Common Stock if that is more beneficial to such holders.

Further, unless the Company has 9 consecutive months of profitability or earns at least $1,000,000 in the 18 months following August 10, 2011, such holders can appoint a majority of the Board of Directors and thus control the Company.  In addition, the Series A Stock is presently convertible into an aggregate of approximately 25% of the outstanding Common Stock and also votes as a class with the Common Stock.

The Company does not plan to declare or pay any dividends on its Common Stock in the foreseeable future.

The Company has not declared any cash dividends in the past, and it does not intend to distribute dividends in the foreseeable future.  The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors and subject to Delaware law, and will depend upon, among other things, the results of operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant.  There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

The Company’s common stock may be deemed to be a "penny stock," which may make it more difficult for investors to sell their shares due to suitability requirements.

The SEC has adopted regulations that generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of the Company’s common stock is currently less than $5.00 per share and therefore is a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell the Company’s common stock and may affect the ability of investors hereunder to sell their shares.

The Company’s issuance of warrants and options to investors, employees and consultants may have a negative effect on the trading prices of the Company’s Common Stock as well as a dilutive effect.

The Company may in the future issue warrants and options at or below the current market price. In addition to the dilutive effect of a large number of shares and a low exercise price for the warrants and options, there is a potential that a large number of underlying shares may be sold in the open market at any given time, which could place downward pressure on the trading of the Company’s Common Stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s principal office is located at 5297 Parkside Drive, Canandaigua, NY 14424. The premises is held under a lease expiring on or about December 31, 2012, with a renewal option to December 31, 2013, and with a rental of approximately $20,000 per annum.

The Company’s AMS fab is an approximately 20,000 square foot office and 20,000 square foot clean room located at 333 South Street, Shrewsbury, Massachusetts.  The lease expires on June 30, 2013.  The base rent under the lease is approximately $1,200,000 per annum through June 30, 2013.  In addition, the Company reimburses the landlord for the Company’s utility expenses at a rate of approximately $110,000 per month, adjusted up or down for the final utility bill for such month. The AMS facility is fully equipped for the fabrication of MEMS and Spintronics device wafer. The Company estimates that if the facility is operated on full shifts, it can meet anticipated production requirements for at least the next three years.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings, other than ordinary routine litigation, if any, incidental to the business of the Company.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) The Common Stock of the Company is quoted on the Over the Counter Bulletin Board. There is no established public trading market for the common stock on the Over the Counter Bulletin Board.

The following table sets forth the high and low sales prices for the Common Stock during the two most recent fiscal years The prices reflect inter-dealer prices without retail mark-ups, mark-downs or commissions and may not represent actual transactions.  The following table, except for the period October 1, 2011 to December 31, 2011, does not reflect a 1:400 Common Stock combination effective September 23, 2011.

		Common Stock Sales Prices
	High	Low
Symbol “CMSF” (not reflecting 1:400 combination)

Year Ended December 31, 2010

January 1, 2010 – March 31, 2010	$0.02	$0.01

April 1, 2010 – June 30, 2010	$0.02	$0.01

July 1, 2010 – September 30, 2010	$0.02	$0.01

October 1, 2010 – December 31, 2010	$0.035	$0.02

Year Ended December 31, 2011

January 1, 2011 – March 31, 2011	$0.3	$0.008

April 1, 2011 – June 30, 2011	$0.3	$0.008

July 1, 2011 – September 30, 2011	$0.3	$0.013

Symbol “MANY” (post 1:400 combination)

October 1, 2011-December 31, 2011	$6.48	$1.05

(b) As of March 1, 2012, there were 73 holders of record of the Common Stock of the Company.

(c) The Company has not declared or paid any cash dividends on its Common Stock and has no plans to pay any cash dividends on its Common Stock in the foreseeable future.

The following table provides information about shares of our Common Stock that may be issued upon the exercise of options under all of our existing compensation plans as of December 31, 2011.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Plan Category
Equity compensation plans not approved by security holders (600,000 shares authorized)	none	n/a	600,000
Total	none	n/a	600,000

(d) On December 16, 2011, 20,000 shares of Common Stock held by each of the directors was cancelled, and an equal number of shares of Common Stock was issued to each of such persons. These shares were issued in consideration of services to be rendered as a director during one year terms commencing in 2012 and 2013. Each of the directors is believed to be an accredited investor and an exemption from registration under the Securities Act of 1933 is believed to exist under the provisions of Regulation D of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read together with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this annual report on Form 10-K. Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Factors that might cause such a difference include, among other things, those set forth under “Risk Factors” and those appearing elsewhere in this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We assume no obligations to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

Overview

From 2009 to August 10, 2011, the Company was considered a shell company, in that it did not have significant assets and conducted no operations. On August 10, 2011 the Company’s wholly owned subsidiary merged with and into Plures Holdings, Inc. (formerly known as Plures Technologies, Inc.). Plures Holdings, Inc. was and is the holder of 95% of the outstanding common stock of Advanced MicroSensors Corporation (“AMS”). AMS and its predecessor have been in business for approximately 12 years and are based in Shrewsbury Massachusetts. The business of AMS is the design and fabrication of micromechanical electrical systems (MEMS) including, in some instances magnetic components (Spintronics), and principal activities include the fabrication of magnetic compass sensors and MEMS switches.

Critical Accounting Policies

Principles of consolidation

The consolidated financial statements include the Company, and its subsidiary, Advanced MicroSensors Corporation.   All material intercompany accounts and transactions have been eliminated in consolidation.

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

Income taxes

Deferred income tax assets and liabilities arise from temporary differences associated with differences between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates which are expected to be in effect when these differences reverse.  Deferred tax assets and liabilities are classified as current or noncurrent, depending on the classification of the assets and liabilities to which they relate.  Deferred tax assets and liabilities not related to an asset or liability are classified as current or noncurrent depending on the periods in which the temporary differences are expected to reverse.  The Company has recorded a full valuation allowance against its net deferred tax assets since management believes that, after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that the deferred tax assets at December 31, 2011 will not be realized.

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

Results of Operations

Years Ended December 31, 2011 and 2010

Revenues for the year ended December 31, 2011 were $4,622,685, compared with $0 for the year ended December 31, 2010, reflecting the acquisition of AMS operations on May 23, 2011 and no operations in 2010.

Cost of revenues for the year ended December 31, 2011 were $5,103,454 resulting in a gross loss of ($480,769).   Substantially all of the manufacturing expenses of the Company are fixed in the short term, and manufacturing slowdowns due to loss of power, equipment failures and product warranty reserves in the year ended December 31, 2011 were the primary cause of the gross loss.

Operating expenses for the year ended December 31, 2011 were $1,534,098 as compared with $69,366 for the 2010 period, the increase was due to a very small staff during the 2010 non-operating period as compared with the staff of the Company including AMS in the 2011 period which increased payroll and payroll related expenses by approximately $583,000. Professional fees for legal and audit also increased approximately $399,000 over the 2010 period. Additionally amortization of intangibles represented approximately $80,000 of the 2011 amount.

Other income (loss) in the year ended December 31, 2011 was $804,568 and reflected primarily the gain on the acquisition of AMS of $1,652,523 offset by debt related interest expenses of $588,328 in the 2011 period as compared with none in the 2010 period. Net expenses were $804,568 as compared with none in the 2010 period.

As a result of the above, there was a loss for the year ended December 31, 2011 of $1,210,299 as compared to a loss of $69,366 for the 2010 period when the Company was a “shell corporation”.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company believes that, existing cash, together with expected cash flows from operations, will be sufficient to support our operations for at least the next 12 months. Additional future equity or debt financing will be needed  to support our planned level of operations. The Company cannot be certain that any required additional debt or equity or other funding will be available on acceptable terms, or at all. If the Company fails to obtain additional funding when needed, it may be forced to scale back, or terminate operations, or seek to merge with or be acquired by another company. The Company expects its general and administrative costs to increase as the Company adds personnel.

For the year ended December 31, 2011 net cash used in operations was $1,284,928 compared to only $671 for the 2010 period. The cash used for operating activities during the year ended December 31, 2011 was due primarily to operating losses of $1,210,299 and the bargain purchase gain on the purchase of AMS of $1,652,523 offset by $1,090,999 of non-cash expenses for interest, stock compensation, amortization and depreciation included in the net loss.

Cash flow used for investing activities during the year ended December 31, 2011 include advances given to AMS’s predecessor ($750,000) prior to acquisition as well as  $1,378,695 to acquire new equipment for AMS’s manufacturing operation.

Cash flow from financing activities the year ended December 31, 2011 was a total of $ 4,210,358 which is primarily the result of the issuance of convertible debt and common stock sales resulting in net proceeds of $3,102,441.

During the year ended December 31, 2010, Plures Holdings raised $1,053,928 net of issuance costs from the sale of shares of its Class A Common Stock. During the year ended December 31, 2011, Plures Holdings raised an additional $3,102,441 net of issuance costs from the sale of short term notes convertible into shares of its Class A Common Stock, and the sale of notes convertible into preferred stock of the Company upon the merger of Plures Holdings with a subsidiary of the Company, and finally the sale of common stock by the Company after the merger.

Additionally in October 2011, the Company and AMS entered into a loan agreement with the Massachusetts Development Financing Agency for up to $2 million.  The proceeds of this loan were and will be used to fund equipment required for the AMS’s operation, which resulted in borrowings of $1,396,406 during 2011. The remaining availability under the loan agreement of $603,594 can be accessed to fund qualifying fixed asset purchases.

The Company estimates it will need an additional approximately $1.5 million for equipment for the AMS operation during 2012.  The Company is presently pursuing an incremental application with the Massachusetts Development Financing Agency for these funds however there can be no assurance the same can be obtained.

Effect of New Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards” (Topic 820)—Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption to have a material impact on its financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 increases the prominence of other comprehensive income in financial statements. Under ASU 2011-05, companies will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. ASU 2011-05 eliminates the option to present other comprehensive income in the statement of changes in equity and is applied retrospectively. For public companies, ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption to have a material impact on its financial statements.

In December 2011, the FASB issued Accounting Standards Update No. 2011-12: Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 ("ASU 2011-12"). The Update defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. As part of this update, the FASB did not defer the requirement to report comprehensive income either in a single continuous statement or in two separate but consecutive financial statements. ASU 2011-12 is effective for annual periods beginning after December 15, 2011.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See page F-1 – F-31

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

This annual report on Form 10-K does not include a report by management as to internal control over financial reporting, which is required under the rules applicable to annual reports on Form 10-K. Management notes that the internal control over financial reporting relating to the business that produced all of the revenues reported in the financial statements for the fiscal year ended December 31, 2011. contained herein is substantially the internal control over financial reporting of the business acquired by us in a business combination transaction on August 10, 2011.

Substantially all of the internal control over financial reporting that existed prior to August 10, 2011 no longer exists and has been replaced by the internal control over financial reporting of Plures Holdings, Inc and its subsidiary. Advanced Microsensors Corporation (collectively “Plures Holdings”), which we acquired in a business combination on that date. Prior to August 10, 2011, Plures Holdings was a private company not required to prepare an annual report on Form 10-K and therefore its management had no reason to make an assessment of, or consider the preparation of a management report on, internal control over financial reporting as required by this Form 10-K. In addition, there was a relatively short period of time between the date of the business combination and the end of our fiscal year on December 31, 2011 during which our management could make an assessment of Plures Holdings’ internal control over financial reporting; and during that time, as well as since December 31, 2011, management has focused on the operation of our continuing business as well as other business activities including efforts to expand our business as described elsewhere in this annual report. Because of the foregoing, our management has determined that it would not be practicable to perform an assessment of our internal control over financial reporting as it existed on August 10, 2011 as a result of the business combination and continued to exist on December 31, 2011.  Our management has also determined that an assessment of our internal control over financial reporting as in effect prior to our August 10, 2011 business combination would not be meaningful. Therefore, management has determined that it is appropriate to exclude from this annual report on Form 10-K any report or evaluation regarding our internal control over financial reporting, both relating to the business we acquired on August 10, 2011 and relating to our operations before that acquisition.

            We are preparing for full compliance with the requirements of Item 308 of Regulation S-K for our 2011 Form 10-K.    We are making arrangements to identify resources to assist management in documenting, reviewing and assessing our internal control over financial reporting, identifying any material weaknesses in such internal control over financial reporting and developing any remedial actions, if necessary, so that we will be able to make an assessment of internal control over financial reporting for inclusion in our annual report on Form 10-K for the year ended December 31, 2012.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred as of the quarter ended December 31, 2011 that has materially affected, or that is reasonably likely to affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth information concerning the directors and executive officers of the Company:

Name	Age	Position

David R. Smith	69	Chairman of the Board, Chief Executive Officer, Director

Glenn Fricano	59	President, Chief Operating Office, Director

Harmandip Kullar	49	Chief Financial Officer

Stuart M. Sieger	69	Vice President, Secretary, General Counsel, Director

Alan Fein	48	Director

Joshua Gottlieb	33	Director

Z. Eric Stephens	44	Director

We have a staggered Board of Directors. The terms of Messrs. Smith and Fricano would expire in or about June 2014, of Messrs. Fein and Gottlieb in or about June 2013 and of Messrs. Stephens and Sieger in or about June 2012.  At the end of such term, each such director or his successor will be elected for a full term of three years.

The backgrounds of our directors and executive officers are as follows:

David R. Smith   has been Chairman of the Board of Directors and Chief Executive Officer and Chief Financial Officer of the Company since August 2011.  Mr. Smith has been Chairman of the Board of Directors and Chief Executive Officer of Plures Holdings, Inc., the Company’s subsidiary (“Plures”) since February 2009.  Mr. Smith was Chairman of the Board of SensiVida Medical Technologies, Inc., a MEMS medical device company and a company registered under the Securities Exchange Act from November 2008 to December 2011.  From 2004 to 2008, Mr. Smith was principally employed as Chairman and then CEO of Infotonics Technology Center, Inc., a New York State Center for Excellence.  From 1998 to 2004 Mr. Smith was Corporate Research and Development Director of the Advanced Manufacturing Technology Group at Eastman Kodak Company.  In May 2004, Mr. Smith received the prestigious New York State David T. Kearns award for superior management from the then governor of New York State.  Mr. Smith is a Director of the Finger Lakes Regional Telecommunications Development Corp.  Mr. Smith has for a number of years been involved with the startups and development of technologies businesses.  Mr. Smith holds a BSEE degree from the University of Massachusetts, cum laude and an MSEE degree from the University of Rochester.

Glenn J. Fricano has been a director and President of the Company since August 2011.  Mr. Fricano has been a director of Plures since 2009 and President of Plures since 2010 and prior thereto and since February 2009, was Vice President and Chief Business Development Officer of Plures.  From March 2007 to March 2009, Mr. Fricano was Vice President of Marketing and Sales of Infotonics Technology Center, Inc.  From 2004 to 2006, Mr. Fricano headed the MEMS division of Apogee Technology, Inc. regarding MEMS sensors and transdermal drug delivery.  From 2002 to 2004, Mr. Fricano operated Very Small Technologies, Inc. which acquired intellectual property and provided MEMS consulting.  From 1999 to 2002, Mr. Fricano worked as Vice President of Engineering and General Manager of Fab Operations, for Standard MEMS, Inc., supervising a staff of up to 130 MEMS scientists, engineers and production personnel.  Standard MEMS Inc. provided MEMS development, fabrication and commercialization services for the production of MEMS based devices.  From 1996 to 1999 Mr. Fricano worked with Standard MicroSystems, Inc. to convert its semiconductor fabrication facilities located in New York to a MEMS production facility. Mr. Fricano has led in the development and commercialization of products such as the first MEMS ink jet chips, MEMS pressure sensors, MEMS cellphone microphones, and in a number of processes relating to the manufacture and packaging of silicon chip based devices, among other products and processes over a period of 30 years.  Mr. Fricano has been involved with the development and operation of a number of MEMS based businesses.  Mr. Fricano received a BS degree from the New York State University at Stony Brook and completed most of the work for an advanced degree in physics.

Harmandip Kullar has been Chief Financial Officer of the Company since February 2012. From October 2011 to February 2012, Mr. Kullar was engaged in rendering financial services to the Company. From June 2007 to October 2011, Mr. Kullar was engaged in rendering treasury and financial reporting services to Avon Automotive, Inc., an international automotive component manufacturer. Prior thereto and for more than 15 years, Mr. Kullar rendered financial and accounting services for a variety of companies based principally in the United Kingdom. In addition to accounting and financial services, Mr. Kullar has extensive experience in business turnaround and development activities. Mr. Kullar holds a BA degree in accounting, with honors from the University of Central Lancashire.

Stuart M. Sieger has been Vice President and General Counsel of the Company since August 2011, and a director of the Company since September 2011.  Mr. Sieger has been Vice President, Secretary and General Counsel of Plures since February 2009 and was a director of Plures since May 2011.  Mr. Sieger has been of counsel to Ruskin Moscou Faltischek, P.C., a Uniondale, New York law firm since 1999, specializing in corporate and securities law.  Prior thereto and since 1967, Mr. Sieger’s practiced with several firms in New York City in the area of corporate, securities and commercial law.  He has been involved in the formation, financing, operation and disposition of a number of entrepreneurial technology companies.  Mr. Sieger has had experience representing public companies and in representing technology based businesses.  Mr. Sieger holds a BA degree from Columbia College and an LLB degree from New York University School of Law.

Alan Fein has been a director of the Company since September 2011, and was a director of Plures since May 2011.  Commencing in June 2009, Mr. Fein was principally employed as an investment banker with Wellfleet Partners, Inc., a registered representative that was instrumental in raising funds for the Company, and is serving as a director designee of such firm.  From 2004 to 2009, Mr. Fein was self employed in the field of real estate investment.  Mr. Fein has a number of years’ experience in financing operations like those of the Company.  Mr. Fein holds a BBA degree from Baruch College (CUNY) and a JD degree from Fordham Law School.

Joshua Gottlieb has been a director of the Company since September 2011, and was a director of Plures since May 2011.  Mr. Gottlieb currently serves as a portfolio manager for Cedarview Opportunities Master Fund LP, an investor in the Company, which is a registered investment advisor that manages both a long-short credit opportunities hedge fund and separately managed accounts.  He is a director designee of Cedarview Opportunities Master Fund LP as a member of the Board of Directors.  Mr. Gottlieb has rendered management services to these entities since 2006. Prior thereto, from 2001 to 2005, Mr. Gottlieb was a fixed income research analyst at Miller Tabak Roberts, a brokerage firm with a focus in the trading and research of high-yield and distressed bonds.  Mr. Gottlieb has a number of years’ experience in financing operations like those of the Company.  Mr. Gottlieb holds a BS in Finance from Lehigh University.  He earned a CFA designation in 2006.

Z. Eric Stephens has been a director of the Company since September 2011.  Since 2006 Mr. Stephens has been chief operating officer of RENN Capital Group, Inc., a registered investment adviser, and vice president of RENN Global Entrepreneurs Fund, Inc. (“RENN Global”), a registered investment company and an investor in the Company.  His responsibilities include due diligence, portfolio monitoring and security selection.  Previously, Mr. Stephens was a director with CBIZ Valuation Group, a national valuation consulting firm.  While with CBIZ, he valued public and private companies, performed purchase price allocations and goodwill impairment tests, wrote fairness opinions and solvency opinions and acted as an expert witness.  Prior to working for CBIZ, Mr. Stephens was a staff accountant with the SEC.  Mr. Stephens has a background in the analysis of finance and operations of businesses like the Company.  Mr. Stephens holds a BA in economics and finance from Southwestern Oklahoma State University and an MBA from Texas A&M University.  He is also a chartered financial analyst.

Possible Change of Control

RENN Global and RENN Universal Growth Investment Trust PLC (“RENN Universal”) are the holders of the Company’s Series A Preferred Stock.  If the Company, after August 10, 2011 (a) has nine consecutive months of losses or (b) fails to earn an aggregate of $1,000,000 in the eighteen months after August 10, 2011, the holders of the Series A Preferred Stock can elect a majority of the Board of Directors.

No committees of the Board of Directors.

We currently do not have committees of the Board.

Compensation committee interlocks and insider participation

We do not have a compensation committee, and none of our executive officers has served as a director or member of the compensation committee of any other entity whose executive officers served on our board of directors or compensation committee.

Incentive stock ownership plan

We have adopted an incentive stock ownership plan (“ISOP”) to provide for the issuance of stock options and other equity based compensation for up to a maximum of 600,000 shares of Common Stock.  No options have been granted as of December 31, 2011.  Options under the ISOP are either “incentive,” which are meant to qualify under Section 422 of the Internal Revenue Code or “non-qualified,” which do not qualify as incentive options under the Code.  Subject to the terms of the ISOP, our board of directors is responsible for the administration of the ISOP, including the granting of awards and the determination of the purchase of options.  Under the ISOP, the exercise price for incentive stock options may not be less than one hundred (100%) percent of the fair market value of a share of our Common Stock at the time the option is granted but non-tax qualified options may be granted at lower prices.  The term of a stock option may be up to ten (10) years and each award will vest in accordance with a schedule determined by our board of directors at the time of grant.  Officers and key employees are eligible to receive options under the ISOP.  The ISOP will also cover phantom stock restricted stock grants and other types of equity based compensation.

Officer and Director Indemnification, Limitation of Liability and Insurance

Our Amended and Restated Certificate of Incorporation requires us to indemnify our officers and directors to the fullest extent permitted by Section 102(b)(7) of the Delaware General Corporation Law. Generally, Section 102(b)(7) permits a corporation to indemnify a person who was or is threatened to be made a named defendant or respondent in a proceeding because the person was or is a director or officer if it is determined that such person: (i) conducted himself in good faith, (ii) reasonably believed (a) in the case of conduct in his official capacity as a director or officer of the corporation, that his conduct was in the corporation's best interests, and/or (b) in other cases, that his conduct was at least not opposed to our best interests, and (iii) in the case of any criminal proceeding, had no reasonable cause to believe that his conduct was unlawful. Delaware law does not permit indemnification in the case of: (i) a breach of the director's duty of loyalty to the corporation or its stockholders, (ii) an act or omission not in good faith that constitutes a breach of duty of the director to the corporation or that involves intentional misconduct or a knowing violation of the law, (iii) a transaction from which a director received an improper benefit, whether or not the benefit resulted from an action taken within the scope of the director's office or (iv) an act or omission for which the liability of the director is expressly provided by statute.

Article Seventh of our Amended and Restated Certificate of Incorporation provides that directors will not be liable for breach of fiduciary duty, except for a breach of the duty of loyalty, acts or omissions in bad faith, a knowing violation of law and for receiving an improper benefit.

We have in effect directors’ and officers’ liability insurance in an annual aggregate amount of $5 million which is anticipated to be increased in the near future to $10 million, which supplements the indemnification described above.

ITEM 11. EXECUTIVE COMPENSATION DISCUSSION AND ANALYSIS

General Compensation Philosophy

The primary objective of our compensation program for employees, including our compensation program for executive officers, is to attract, retain, and motivate qualified individuals and reward them in a manner that is fair to all stockholders. We strive to provide incentives that reward them for their contribution to the Company.

Our compensation program is designed to be competitive with other employment opportunities and to align the interests of all employees, including executive officers, with the long-term interests of our stockholders. For our executive officers, we view stock interest and compensation as an important part of their incentives.

With these objectives in mind, our Board has built executive and non-executive compensation programs that consist of two principal elements - base salary and grants of stock options and/or shares of restricted stock where needed to supplement existing stock holdings.

Compensation Program

Base Salary

The Company pays base salaries (as defined below) to its Named Executive Officers in order to provide a consistent, minimum level of pay that sustained individual performance warrants. The Company also believes that a competitive annual base salary is important to attract and retain an appropriate caliber of talent for each position over time.

The annual base salaries of the Company’s Named Executive Officers are determined by the Board of Directors. All salary decisions are based on each Named Executive Officer's level of responsibility, experience and recent and past performance, as determined by the Board of Directors. The Board of Directors does not benchmark its base salaries in any way, nor do they employ the services of a compensation consultant.

Stock Options

The second component of executive compensation is equity grants which have mainly come in the form of stock options. The Company believes that equity ownership in the Company is important to provide its Named Executive Officers with long-term incentives to better align interests of executives with the interests of stockholders and build value for stockholders. In addition, the equity ownership is designed to attract and retain the executive management team. Stock options have value only if the stock price increases over time and, therefore, provide executives with an incentive to build the Company's value. This characteristic ensures that the Named Executive Officers have a meaningful portion of their compensation tied to future stock price increases and rewards management for long-term strategic planning through the resulting enhancement of the stock price. Stock options are granted as needed to supplement existing stock holdings.

Perquisites and Other Benefits

Our Named Executive Officers are eligible for the same health and welfare programs and benefits as the rest of the employees.

Tax and Accounting Considerations.

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), places a limit of $1,000,000 on the amount of compensation that we may deduct as a business expense in any year with respect to each of our most highly paid executives unless, among other things, such compensation is performance-based and has been approved by stockholders. The non-performance-based compensation paid to our executive officers for the 2011 fiscal year did not exceed the $1 million limit per executive officer. Accounting considerations also play a role in the design of our executive compensation program. Accounting rules, such as FASB ASC Topic 718-10-10, Share-Based Payment, require us to expense the cost of our stock option grants, which reduces the amount of our reported profits. Because of option expensing and the impact of dilution on our stockholders, we pay close attention to the number and value of the shares underlying stock options we grant.

Compensation of Named Executive Officers

The following table sets forth the compensation paid to each of Company’s Named Executive Officers for the three years ended December 31, 2011 for services to our Company in all capacities:

Summary Compensation Table

Name And Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion Earnings ($)	Change in Pension Value and Nonquali- fied Deferred compen- sation Earnings ($)	All Other Compen- Sation ($)	Total ($)

David R. Smith, CEO, Chairman of the Board	2011	$35,000	$0	$0	$0	$0	$0	$0	$35,000

Glenn Fricano, President	2011	$75,883	$0	$0	$0	$0	$0	$21,833	$97,716

Stuart M. Sieger, VP and General Counsel	2011	$35,000	$0	$0	$0	$0	$0	$0	$35,000

For 2012, compensation is planned as follows: Mr. Smith $60,000, Mr. Fricano $130,000 and Mr. Sieger $60,000. In addition, Harmandip Kullar was appointed as the Chief Financial Officer of the Company in 2012. His proposed compensation for 2012 is $120,000 with a performance based bonus to be determined.

Grants of Plan-Based Awards

None of the named Executive Officers received an option grant in 2011.

Compensation of Non-Employee Directors

The following is a table showing the director compensation for the year ended December 31, 2011:

DIRECTOR COMPENSATION

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)	Total ($) (h)
Alan Fein	$500	$27,025	0	0	0	0	$27,525
Joshua Gottlieb	$500	$27,025	0	0	0	0	$27,525
Z. Eric Stephens	$500	$0	0	0	0	0	$500

Directors' compensation is determined by the Board of Directors. The Board periodically grants directors stock in order to assure that they have proper incentives and an opportunity for an ownership interest in common with other stockholders.

Our Board of Directors presently consists of Alan Fein, Glenn Fricano, Joshua Gottlieb, Stuart Sieger, David R. Smith and Z. Eric Stephens.

In 2011, the Board of Directors adopted the Plures Technologies, Inc. 2011 Stock Option Plan covering a total of six hundred thousand (600,000) shares of common stock issuable upon exercise of options to be granted under the Plan. In February of 2012, the Board of Directors increased the shares available under this plan to 750,000.

BOARD OF DIRECTORS

Our Board of Directors has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K with management. Based on our Board of Directors’ review of and the discussions with management with respect to the Compensation Discussion and Analysis, our Board of Directors recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2011 for filing with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 1, 2012 regarding the beneficial ownership of our Common Stock by each of our executive officers and directors, and as a group, and each person who, to our knowledge, beneficially owns five (5%) percent or more of our outstanding Common Stock.  Beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power and shares which that person or entity has the right to acquire within sixty days after March 1, 2012. The inclusion in this section of any shares deemed beneficially owned does not constitute an admission by that person of beneficial ownership of those shares.

Name of Beneficial Owner	Number of Shares		Percentage of Class(1)

David R. Smith	584,775	(1), (2)	12.1%

Glenn J. Fricano	837,993	(1), (2), (3)	17.3%

Harmandip Kullar	-0-	(4)	-0-%

Stuart M. Sieger	420,181	(1), (3)	8.7%

Alan Fein	39,051	(1), (5)	0.8%

Joshua Gottlieb	64,169	(1), (6)	1.3%

Z. Eric Stephens	- 0 -	(7)	-0-%

Cedarview Opportunities Master Fund LP	500,656	(1), (8)	10.3%

RENN Universal Growth Investment Trust PLC	1,708,301	(7), (9), (10)	30.8%

RENN Global Entrepreneurs Fund, Inc.	436,396	(7),(9), (10)	8.4%

Officers and Directors as a group	1,946,169	(1), (2), (5), (6)	40.1%

__________________________

(1)	Does not include additional shares to be issued 18 months from August 10, 2011, which will be issued net of satisfaction of indemnification claims, if any, under the Merger Agreement dated May 23, 2011. Such shares generally would represent an additional approximately 15% of the amounts shown.

(2)	David R. Smith and Glenn Fricano are joint and several proxy voters of an aggregate of 226,624 shares of Common Stock, in which they disclaim a beneficial interest.

(3)	Glenn Fricano is currently holding 164,594 of Common Stock to be transferred to Stuart Sieger only if and when transfer of the same will not cause Stuart Sieger’s ownership to exceed 10% of the issued and outstanding Common Stock of the Company.

(4)	[Omitted]

(5)	Alan Fein is an affiliate of Wellfleet Partners, Inc., and is the designee of such firm as a director of the Company. Does not include approximately 20,000 shares that are restricted of which 10,000 shares will be released from restriction following the annual meeting of stockholders in 2012 and 2013 if Mr. Fein is then serving as director, unless due to a failure to be re-elected.

(6)	Joshua Gottlieb is an affiliate of Cedarview Opportunities Master Fund, LP and disclaims beneficial ownership of shares of Common Stock held by such entity (see Note (7)). Mr. Gottlieb is the designee of such entity as a director of the Company. Does not include approximately 20,000 shares that are restricted of which 10,000 shares will be released from restriction following the annual meeting of stockholders in 2012 and 2013 if Mr. Gottlieb is then serving as director, unless due to a failure to be re-elected.

(7)	Z. Eric Stephens is an affiliate of RENN Universal Growth Investment Trust PLC and RENN Global Entrepreneurs Fund, Inc., and disclaims beneficial ownership of shares of Common Stock held by such entities (see Note (9)). Mr. Stephens is the designee of such stockholders as a director of the Company.

(8)	Cedarview Opportunities Master Fund, LP is an affiliate of Burton Weinstein who holds 58,669 shares and Joshua Gottlieb, who holds 58,669 shares, and an additional 10,000 shares, and disclaims any beneficial interest in such shares. Burton Weinstein has dispositive power over the Cedarview shares.

(9)	RENN Universal Growth Investment Trust PLC owns 1,125,000 shares of Series A Preferred Stock, convertible into an aggregate of 1,442,843 shares of Common Stock, and RENN Global Entrepreneurs Fund, Inc. owns 250,000 shares of Series A Preferred Stock convertible into an aggregate of 320,632 shares of Common Stock. Common Stock ownership includes assumed conversion of Series A Preferred Stock held by these persons. The Series A Preferred Stock votes on an as converted basis with the Common Stock. RENN Universal Growth Investment Trust PLC and RENN Global Entrepreneurs Fund, Inc. are affiliates and each disclaims any beneficial interest in the shares held by the other. Russell Cleveland has dispositive power over the RENN entities’ shares.

(10)	If there are nine consecutive months of losses after August 10, 2011, or if for the 18 months after August 10, 2011 the Company does not earn an aggregate of at least $1 million, RENN Universal and RENN Global, as the holders of the Company’s Series A Preferred Stock, can elect a majority of the board of directors.

As of March 1, 2012, the fully diluted common stock of the Company totaled approximately 6,132,787 shares, not including up to 750,000 shares that could be issued under options that may be granted under the Company’s 2011 Stock Option Plan and not including approximately 700,000 shares held back at the August 10, 2011 merger that are expected to be issued in February 2013..

__________________________

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the then fiscal year ended September 30, 2010, the Company received approximately $78,000 from the sale of 7,795,173 shares of unregistered common stock to Renn Capital Group at a price of $0.01 per share.  The Company used the funds to pay professional and other fees related to the ongoing filings with the Securities and Exchange Commission. These amounts have not been adjusted for the 1:400 common stock combination effective September 23, 2011.

On May 23, 2011, RENN Universal and RENN Global loaned Plures, respectively, $1,500,000 and $500,000 secured by all of the assets of Plures. The loans bore interest at an escalating rate from 2% to 6% depending on the date of repayment. Pursuant to an Agreement and Plan of Merger and Reorganization dated May 23, 2011, at the Effective Time, the Merger took place and Plures became a wholly-owned subsidiary of the Company.  At such time, the promissory notes held by RENN Universal and RENN Global aggregating $2,000,000, which companies then collectively owned in excess of 10% of the outstanding Common Stock, were converted into 750,000 shares and 250,000 shares of Series A Preferred Stock, respectively, which in turn is initially convertible into 961,895 shares of and 320,632 shares Common Stock and which have an aggregate liquidation preference of $2,000,000.

On September 28, 2011, the Company sold 394,737 shares of Common Stock to RENN Universal for $750,000, a price of $1.90 per share, the proceeds were used for general working capital purposes. In December 2011, RENN Universal exercised its option to exchange such shares of Common Stock for 375,000 shares of Series A Preferred Stock.

Alan Fein, a member of the Board of Directors, is associated with Wellfleet Partners, Inc. (“Wellfleet”), which is a registered representative of Sandgrain Securities, Inc. (“Sandgrain”), a registered broker dealer.  During the period from September 2010 to April 2011, Plures, in connection with funds raised for it, paid Sandgrain and Wellfleet commissions of approximately $127,000 and issued 105,968 shares (converted into 96,860 Company shares) at the direction of Sandgrain, approximately $50,000 of which and 43,747 shares (converted into 39,985 Company shares) of which were paid to or issued to Alan Fein.

Stuart M. Sieger, a member of the Board of Directors, is associated with Ruskin Moscou Faltischek, P.C. (“RMF”), counsel to Plures and, since August 10, 2011, the Company.  For the period commencing in March 2010 and ending May 23, 2011, such firm accrued approximately $173,000 of legal fees and disbursements for services to Plures Holdings, Inc. related to the acquisition of AMS and the Merger.  RMF continues to render services to the Company for SEC reporting and financings. During the period May 24, 2011 and ending December 31, 2011 such charges aggregated approximately $158,000.

Commencing in 2009, David R. Smith, CEO of Plures and now CEO of the Company, provided an office for Plures, and now the Company, at 4070 West Lake Drive, Canandaigua, NY at no charge to Plures Holdings or to the Company. Such office use was discontinued on or about December 31, 2011.

During 2009, Glenn Fricano, President of Plures, and David R. Smith, CEO of Plures, advanced the following sums for Plures:

2009

Glenn Fricano	$27,001

David R. Smith	$25,796

These sums represented expenses incurred in the ordinary course of the business of Plures Holdings, and were repaid to such persons in 2011 without interest.

Director Independence

As of the date of this Report, Messrs. Gottlieb and Stephens are considered “independent” as defined under the Nasdaq Stock Market’s listing standards. In determining independence, the Board of Directors reviews whether directors have any material relationship with us. The Board of Directors considers all relevant facts and circumstances. In assessing the materiality of a director’s relationship to us, the Board of Directors is guided by the standards set forth below and considers the issues from the director’s standpoint and from the perspective of the persons or organizations with which the director has an affiliation. The Board of Directors reviews commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, if applicable. An independent director must not have any material relationship with us, either directly or indirectly as a partner, stockholder or officer of an organization that has a relationship with us, or any other relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The Board of Directors noted that all of Messrs. Gottlieb and Stephens are designees of stockholders of their representatives, but noted that each disclaimed beneficial ownership of the shares of such stockholders, respectively, and has indicated that they are serving in a representative capacity only.

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

(6) The director is, or a family member is, a partner in, or a controlling stockholder or an executive officer of, any organization to which we made or from which the Company received, payments for property or services in the current or any of the past three fiscal years that exceed the greater of 5% of the recipient’s consolidated gross revenues for that year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for fiscal years ended December 31, 2011 and 2010 by our current accountants, BDO USA LLP:

	2011	2010
Audit Fees (1)	$138,600	$15,000

Non-Audit Fees:	-	-
Related Fees(2)	-	-
Tax Fees(3)	5,200
All other Fees(4)	-	-
Total Fees billed	$143,800	$15,000

(1) Audit fees consist of fees billed for professional services rendered for the audit the Company’s annual financial statements and reviews of its interim consolidated financial statements included in quarterly reports and other services related to statutory and regulatory filings or engagements.

(2) Related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or reviews of the Company’s consolidated financial statements and are not reported under “Audit Fees”.

(3) Tax fees consist of fees billed for professional services rendered for tax compliance and tax advice (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.

(4) All other fees consist of fees for products and services other than the services reported above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The financial statements and exhibits filed as part of this annual report on Form 10-K are provided below:

Financial Statements

Plures Technologies, Inc. Index to Financial Statements

Advanced MicroSensors, Inc. Index to Financial Statements

Exhibits

2(a)	Agreement and Plan of Merger and Reorganization (incorporated by reference to report on Form 8-K filed on May 25, 2011).

2(b)	Amendment to Agreement and Plan of Merger and Reorganization (incorporated by reference to report on Form 8-K/A filed on August 3, 2011).

2(c)	Second Amendment to Agreement and Plan of Merger and Reorganization (incorporated by reference to report on Form 8-K/A filed on August 4, 2011).

2(d)	Third Amendment to Agreement and Plan of Merger and Reorganization (incorporated by reference to report on Form 8-K/A filed on August 8, 2011).

2(e)	Asset Purchase Agreement between AMS Acquisition Corp. (now known as Advanced MicroSensors Corporation) and Advanced MicroSensors, Inc. and First and Second Amendments thereto. (incorporated by reference to report on Form 8-K/A filed on November 16, 2011)

3	Amended and Restated Certificate of Incorporation of CMSF Corp. (incorporated by reference to definitive information statement filed on August 29, 2011).

4	Certificate of Designation of Series A Preferred Stock. (incorporated by reference to report on Form 8-K/A filed on November 16, 2011)

10.1	Supply Agreement between MEMSIC, Inc. and Advanced MicroSensors, Inc. dated January 13, 2010 and amendment dated May 23, 2011, assigned to AMS. (*) (incorporated by reference to report on Form 8-K/A filed on November 16, 2011)

10.2	Equipment Agreements between MEMSIC, Inc. and Advanced MicroSensors, Inc. dated January 6, 2009 and January 13, 2010, assigned to AMS. (incorporated by reference to report on Form 8-K/A filed on November 16, 2011)

10.3	Technology License Agreement between Quantum Corporation and Advanced MicroSensors, Inc., dated June 21, 1999, assigned to AMS. (incorporated by reference to report on Form 8-K/A filed on November 16, 2011)

10.4	Facilities Lease Agreement between Worcester Citi Campus Corporation and Advanced MicroSensors, Inc. dated July 1, 2006 (“Facilities Lease”) assigned to AMS. (incorporated by reference to report on Form 8-K/A filed on November 16, 2011)

10.4(a)(b)(c)(d)	Amendment One to Facilities Lease dated May 18, 2007, Amendment Two to Facilities Lease dated January 30, 2009, Amendment Three to Facilities Lease dated September 29, 2010, and Amendment Four to Facilities Lease dated May 23, 2011. (incorporated by reference to report on Form 8-K/A filed on November 16, 2011)

10.5	Patent License from Advanced MicroSensors, Inc. to SpinIC, Inc dated January 26, 2009, assigned to AMS. (incorporated by reference to report on Form 8-K/A filed on November 16, 2011)

10.6	Equipment Purchase Usage Agreement between SpinIC, Inc. and Advanced MicroSensors, Inc. dated April 1, 2010. (*) (incorporated by reference to report on Form 8-K/A filed on November 16, 2011)

10.7	RENN Universal and RENN Global Convertible Notes dated May 23, 2011. (incorporated by reference to report on Form 8-K/A filed on November 16, 2011)

10.8	Amended and Restated 2011 Stock Option Plan. (incorporated be reference to report on Form 8-K filed on March 1, 2012)

21	List of Subsidiaries. (incorporated by reference to report on Form 8-K/A filed on November 16, 2011)

Exhibit 31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

____________
(*)	Confidential treatment has been granted for portions of this document, and the omitted material has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2012.

PLURES TECHNOLOGIES, INC.

By: /s/ David R. Smith
David R. Smith
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ DAVID R. SMITH David R. Smith	Chief Executive Officer	March 30, 2012

/s/ HARMANDIP KULLAR	Chief Financial Officer	March 30, 2012
Harmandip Kullar

/s/ ALAN FEIN	Director	March 30, 2012
Alan Fein

/s/ GLENN FRICANO	Director	March 30, 2012
Glenn Fricano

/s/ JOSHUA GOTTLIEB	Director	March 30, 2012
Joshua Gottlieb

/s/ STUART SIEGER	Director	March 30, 2012
Stuart Sieger

/s/ DAVID R. SMITH	Director	March 30, 2012
David R. Smith

/s/ Z. ERIC STEPHENS	Director	March 30, 2012
Z. Eric Stephens

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors

Plures Technologies, Inc.

Canandaigua, NY

We have audited the accompanying consolidated balance sheets of Plures Technologies Inc. and subsidiary (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Notes 1 and 10, the Company derived approximately 80% of its revenue from one customer for the year ended December 31, 2011, which is a concentration of credit risk as loss of this customer would materially impact revenue and the results of operations.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Plures Technologies , Inc. and subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Boston, Massachusetts

March 30, 2012

Plures Technologies, Inc.

Consolidated Balance Sheets

	December 31, 2011	December 31, 2010
Current Assets
Cash & Cash Equivalents	$1,123,518	$146,347
Accounts Receivable, net	247,885	-
Inventories	681,160	-
Prepaid & Other Current Assets	59,760	-
Total Current Assets	2,112,323	146,347

Equipment, net	3,184,569	-

Intangible Assets, net	1,724,528	-

Other Assets		-
Advanced to Advanced MicroSensors, Inc.	-	900,000
Restricted Cash	200,000	-
Deferred Financing Fees	32,988	-
Total Other Assets	232,988	900,000

Total Assets	$7,254,408	$1,046,347

Liabilities, Preferred Stock and Stockholders' Equity

Current Liabilities
Accounts payable	$928,253	$105,037
Accrued Expenses	808,414	-
Advances Payable to shareholders	2,017	57,517
Deferred Revenue & Customer Deposits	30,257	-
Current Portion of Note	22,410	-
Total Current Liabilities	1,788,197	162,554

Long-Term Liabilities
Note Payable, net of current portion	1,296,029	-
Warrant Liability	80,357	-
Total Long-Term Liabilities	1,376,386	-

Total Liabilities	$3,167,737	$162,554

Commitments and Contingencies (see Note 9)
Preferred Stock	$2,750,000	$-

Stockholders' Equity
Non-Controlling Interest	286,683	-
Additional Paid-in-Capital	2,352,686	1,038,646
Common stock at December 31, 2011 authorized 50,000,000 shares par value $.001, 4,418,793 shares issued and outstanding; at December 31, 2010 authorized 5,000,000 shares par value $.01, 4,028,200 shares outstanding	4,419	40,282
Preferred stock at December 31, 2011 authorized 5,000,000 shares par value $.001, 1,375,000 shares issued and outstanding; at December 31, 2010 authorized 3,000,000 shares par value $.01, none outstanding	-	-
Accumulated Deficit	(1,307,117)	(195,135)
Total Stockholders' Equity	$1,336,671	$883,793

Total Liabilities, Preferred Stock and Stockholders' Equity	$7,254,408	$1,046,347

See notes to consolidated financial statements.

Plures Technologies, Inc.

Consolidated Statements of Operations

	December 31, 2011	December 31, 2010

Revenue	$4,622,685	$-

Cost of Revenue	5,103,454	-
Gross Loss	$(480,769)	$-

Operating Expenses:
Selling, general & administrative	1,534,098	69,366

Operating Loss	$(2,014,867)	$(69,366)

Other Income (Expense):
Amortization of Debt Financing	(588,328)	-
Interest Expense	(255,868)	-
Other Income (Expense)	1,648,764	-
Total Other Income , net	804,568	-

Net Loss	$(1,210,299)	$(69,366)

Less: Net Loss attributable to noncontrolling interest	(98,317)	-

Net Loss attributable to Plures Technologies, Inc.	$(1,111,982)	$(69,366)

Net Loss Per Share
Basic and Diluted	$(0.29)	$(0.02)

Weighted Average Shares Outstanding
Basic and Diluted	3,883,428	2,813,297

 See notes to consolidated financial statements.

Plures Technologies, Inc.

Consolidated Statements of Cash Flows

	December 31, 2011	December 31, 2010
Cash Flows from Operating Activities:
Net Loss	$(1,210,299)	$(69,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Bargain purchase gain	(1,652,523)	-
Stock compensation expense	54,051
Interest related to beneficial conversion feature	274,053	-
Amortization of debt issuance costs	588,328	-
Interest on convertible debt converted to Common Stock	9,304	-
Debt discount on Note Payable	2,392
Interest on Advances to AMS Inc	(57,326)	-
Depreciation	117,776	-
Amortization of intangibles	156,472	-
Changes in operating assets and liabilities, net of effects of acquisition		-
Accounts receivable	84,683	-
Inventories	(267,121)	-
Prepaid expenses & other current assets	(5,475)	-
Accounts payable	333,637	70,037
Accrued expenses	658,931	-
Deferred rent	(392,678)	-
Deferred revenue and customer deposits	20,867	-
Net cash used in operating activities	$(1,284,928)	$671

Cash Flows from Investing Activities:
Advances to AMS Inc	$(750,000)	$(900,000)
Purchase of manufacturing equipment	(1,378,695)	-
Cash received from acquisition	180,436	-
Net cash used in investing activities	$(1,948,259)	(900,000)

Cash Flows from Financing Activities:
Restricted Cash	(200,000)	-
Issuance of convertible debt, net of issuance costs	2,408,941	-
Issuance of common stock, net of issuance costs	693,500	1,053,928
Principal payment on advances to shareholders	(55,500)	(10,000)
Proceeds from Note, net of fees	1,363,417	-
Net cash provided by financing activities	$4,210,358	$1,043,928

Net increase in cash	977,171	$144,599

Cash and cash equivalents, beginning of year	146,347	$1,748

Cash and cash equivalents, end of year	$1,123,518	$146,347

Non-Cash investing and Financing Activities
Conversion of convertible debt into preferred stock	2,000,000	-
Conversion of common stock into preferred stock	750,000
Conversion of convertible debt and interest into common stock	884,307	-
Issuance of common stock for finders' fees/BOD shares	214,319	-

The Company paid cash interest during the twelve months ended 2011 of $26,756 and $0 for taxes.

Plures Technologies, Inc.

Statement of Stockholder’s Equity

	Common	Common shares at	Additional paid-in	Accumulated Deficit	Non-Controlling Interest
	shares	par value	capital			Total

BALANCE AT DECEMBER 31, 2009	2,500,000	25,000	-	(125,769)		(100,769)
Issuance of common stock, net of issuance costs	1,150,000	11,500	664,228	-		675,728
Issuance of common stock for finder's fees	378,200	3,782	374,418	-		378,200
Net loss for the year	-	-	-	(69,366)	-	(69,366)
BALANCE AT DECEMBER 31, 2010	4,028,200	40,282	1,038,646	(195,135)	-	883,793

Net effect of Plures Holding/CMSF Merger	(457,893)	(36,712)	36,713			1
Issuance of common stock for finder's fees	117,604	118	160,150	-	-	160,268
Issuance of common stock, net of issuance costs	1,108,619	1,109	1,538,695	-	-	1,539,804
Beneficial conversion discount on convertible debt	-	-	274,053	-	-	274,053
Acquisition of AMS Inc - Non Controlling Interest	-	-	-	-	385,000	385,000
Issuance of restricted stock award	17,000	17	36,557	-	-	36,574
Stock compensation expense	-	-	17,477	-	-	17,477
Conversion of common stock to preferred stock	(394,737)	(395)	(749,605)	-	-	(750,000)
Net loss for the year	-	-	-	(1,111,982)	(98,317)	(1,210,299)

BALANCE AT DECEMBER 31, 2011	4,418,793	4,419	2,352,686	(1,307,117)	286,683	1,336,671

  See notes to consolidated financial statements.

Plures Technologies, Inc.

Notes to Consolidated Financial Statements

1.	Basis of Presentation, The Company and Summary of Significant Accounting Policies

The Company

Plures Holdings, Inc. (“Holdings”) was formed December 24, 2008 (date of inception) in the State of Delaware.   Holdings. is an entrepreneurial start-up company based in Upstate New York.  As of May 23, 2011, Holdings, through its subsidiary Advanced MicroSensors (“AMS Corp”) develops and manufactures thin film, magnetic and MEMS devices.

On September 30, 2010, Holdings entered into an Asset Purchase Agreement (“APA”) with Advanced MicroSensors, Inc.  (“AMS Inc.” or “AMS”) to acquire substantially all of the assets and liabilities of AMS Inc. through its wholly owned subsidiary AMS Corp.

On May 23, 2011, Holdings executed the APA to acquire substantially all of the assets and specified liabilities of AMS Inc. The purchase price was a number of shares of authorized but previously unissued shares of common stock of AMS Corp., representing 5% of the outstanding common stock on a fully diluted basis on the closing date.  Additionally, in conjunction with the closing of the APA, Holdings note receivable with AMS Inc. in the amount of $1,650,000 was terminated and AMS Inc. was released of all obligations under the terms of the notes.

On May 23, 2011, Holdings entered into an agreement with CMSF Corp. (name since changed to Plures Technologies, Inc., the Company), the stock of which was traded on the OTC Bulletin Board, and several related entities, providing for the merger of Holdings with a subsidiary of the Company such that Holdings would become a wholly owned subsidiary of the Company. On August 10, 2011, the merger contemplated by the agreement was consummated. As a part of the transaction, Holdings, on May 23, 2011, borrowed a total of $2 million from the principal stockholders (“Lenders”) of the Company to be used to consummate the purchase by Holdings of the assets of AMS Inc., which it did on the same date.

On August 10, 2011 (the “Effective Time”), the Company consummated the reverse merger with Holdings as contemplated by the Merger Agreement. Pursuant to the Merger Agreement the name of the Company was changed from CMSF Corp. to Plures Technologies, Inc. In addition, Holdings became a wholly-owned subsidiary of the Company. At the Effective Time of the Merger each issued and outstanding  share of Holdings was converted into .914 shares of common stock of the Company with the stockholders of Holdings immediately receiving 85% of the Company’s common shares into which their Holdings shares were converted and the remaining 15% of the Company’s common shares (the “Holdback Shares”) issuable to the stockholders of Holdings reserved to satisfy any indemnification obligations of the stockholders of Holdings after which the balance will be issued. In addition, certain promissory notes issued by Holdings to RENN Universal and RENN Global in the aggregate principal amount of $2,000,000 were converted into 1,000,000 shares of Series A Preferred Stock of the Company.

Immediately after the Merger, the former stockholders of Holdings held 72.5% of the Company’s outstanding shares including the Holdback Shares, RENN Universal and RENN Global held 20% collectively of the Company’s common stock as a result of the conversion of their $2,000,000 promissory note into Series A Preferred Stock and assuming conversion of the Preferred Stock into common stock, and the pre-merger stockholders of the Company, including RENN Universal and RENN Global held 7.5% of the Company’s common stock.

Plures Technologies, Inc.

Notes to Consolidated Financial Statements

Liquidity and Management Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company believes that, existing cash along with additional future equity or debt financing will be adequate to support its planned level of operations. The Company cannot be certain that additional debt or equity or other funding will be available on acceptable terms, or at all. If the Company fails to obtain additional funding when needed, it may be forced to scale back, or terminate operations, or seek to merge with or be acquired by another company. Additionally, as described in Note 10, the Company relies on a major customer for approximately 80% of its revenue. Any decreases in purchase quantities or purchase prices would have a significant impact on our revenue and resultant profitability. The Company expects its general and administrative costs to increase as the Company adds personnel.

Principles of consolidation

The consolidated financial statements include the Company and its majority owned and controlled subsidiary, AMS Corp. The Company presents all of AMS Corp’s assets, liabilities, revenue and expenses, as well as the non-controlling interest in AMS Corp (representing the 5% equity interest in the entity not owned by the Company), in its consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation

Basis of accounting

Prior to the acquisition of AMS Inc. assets and operations, Holdings had not earned any revenues and accordingly, the Company’s activities had been accounted for as those of a “Development Stage Enterprise” as set forth in FASB ASC 915 Accounting and Reporting by Development State Enterprises.  As a result of the acquisition of the assets and operations of AMS Inc., the Company is no longer in the development stage.

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

Plures Technologies, Inc.

Notes to Consolidated Financial Statements

 Cash and cash equivalents

Cash is held at financial institutions and includes bank demand deposit accounts and certain money market accounts.  At times account balances may exceed insured limits.  However, the Company has not experienced any losses in such accounts and does not believe it is exposed to significant risk in cash and cash equivalents.

Restricted Cash

The restricted cash serves as collateral for an irrevocable standby letter of credit that provides financial assurance that the Company will fulfill its obligations with respect to certain lease obligations (Note 9). The cash is held in custody by the issuing bank, has restrictions as to withdrawal or use, and is currently invested in money market funds. Income from these investments is held in the account.  The restricted cash is classified as long term as the letter of credit expires on June  30, 2013.

Fair Value of Financial Instruments

At December 31, 2011 the Company's financial instruments were comprised of cash and cash equivalents, accounts receivables and accounts payable and convertible debt.  The carrying amounts of which approximate fair market value.

Fair Value Measurements

In accordance with the accounting standards for fair value measurements and disclosures, the Company's assets and liabilities subject to fair value measurements are measured at fair value on a recurring basis as of December 31, 2011. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions.  As of December 31, 2011, the Company had money market accounts of $171,651 that were subject to Level 1 measurements. As of December 31, 2011, the Company had warrant liability for $80,357 that was subject to Level 3 measurements as described in Note 7(c) the Company did not have any other amounts subject to fair value measurements as of December 31, 2011. No amounts were subject to fair value measurements as of December 31, 2010.

Debt issuance costs

Debt issuance costs relate to finders’ fees and legal fees associated with the issuance of the $875,000 convertible debt.  Amortization expense related to these issuances for the twelve month period ended December 31, 2011 was $139,710.  There were no deferred debt costs related to these issuances at December 31, 2011 as the notes were converted to common stock on May 23, 2011.

In addition, debt issuance costs relate to finders’ fee and legal fees associated with the issuance of the $2,000,000 convertible debt on May 23, 2011.  Amortization expense related to these issuances for the year ended December 31, 2011 was $448,618. There were no deferred fees related to these issuances at December 31, 2011 as the notes were converted to preferred stock on August 10, 2011.

  Advances payable to shareholders

Advances payable to shareholders represent amounts loaned to the Company to fund certain start up costs and unreimbursed business expenses.  Interest is not charged and there are no set repayment terms for the advances.  The amounts are included in current liabilities at December 31, 2011 and 2010.

Plures Technologies, Inc.

Notes to Consolidated Financial Statements

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

The Company has recorded a full valuation allowance against its net deferred tax assets since management believes that, after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that the net deferred tax assets at December 31, 2011 will not be realized.

Inventories

Inventories are stated at the lower of cost or market. Costs are determined using the first-in, first-out method.

Equipment

Equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, as follows:

Category	Useful Life in Years

Manufacturing equipment	10
Computer software and equipment	3

Revenue Recognition

The Company recognizes revenue when (i) an evidence of arrangement exists, (ii) delivery has occurred, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. Revenue from the sale of products and prototypes is recognized upon delivery, or upon customer acceptance for transactions where customer acceptance is stipulated and when all other revenue recognition criteria have been met. Revenue from engineering development services is recognized when services are performed and when all other revenue recognition criteria have been met

Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of

The Company reviews the valuation of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. When it is determined that the carrying value of applicable long-lived assets may not be recoverable based upon the existence of one or more indicators, the Company must evaluate whether the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of that asset. The impairment would be measured as the amount by which the carrying amount of the particular long-lived assets exceeds its fair value. The fair value would be determined based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model or through an independent appraisal of individual assets.

Research and Development

Research and development expenses include expenses which were incurred in the development of new products and new or improved technologies that enhance the production processes. Costs for product development are expensed as incurred. The Company incurred no research and development expense in fiscal 2011 and fiscal 2010.

Plures Technologies, Inc.

Notes to Consolidated Financial Statements

Stock Based Compensation

The Company maintains stock-based incentive plans, under which it provides stock incentives to employees, directors and contractors. The Company grants to employees, directors and contractors, restricted stock and/or options to purchase common stock at an option price equal to the market value of the stock at the date of grant. The Company follows FASB ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”), for all stock-based compensation. Under this application, the Company is required to record compensation expense over the vesting period for all awards granted.

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

Basic and Diluted loss per share were the same for the twelve months ended December  31, 2011 and 2010 as there were no adjustments to the net loss, and the impact of common stock equivalents would have been antidilutive.  As of December 31, 2011 and 2010 shares of the Company’s common stock, issuable upon the conversion of preferred stock and the vesting of restricted stock were excluded from the calculation of diluted net loss per share because their effect would have been antidilutive and these shares are noted in table below. As of December 31, 2011 the holdback shares were not included in the basic and diluted calculations.

A summary of the Company’s calculation of net loss per share is as follows (in thousands, except per share amounts):

	September 30,	September 30,
	2011	2010

Net loss available to common shareholders	$(1,111,982)	$(69,366)

Basic shares used in the calculation of earnings per share	3,883,428	2,813,297

Effect of dilutive securities:
Stock options	—	—
Restricted stock	—	—

Diluted shares used in the calculation of earnings per share	3,883,428	2,813,297

Net loss per share :
Basic	$(0.29)	$(0.02)
Diluted	$(0.29)	$(0.02)

The following table summarizes the number of shares of common stock for securities that were not included in the calculation of diluted net loss per share because such shares are antidilutive:

	2011	2010

Common stock warrants	59,524	0
Convertible preferred stock	1,682,264	0

Plures Technologies, Inc.

Notes to Consolidated Financial Statements

The calculation of basic loss per share for 2011 and 2010 does not include 34,000 and 0 shares, respectively, of restricted common stock issued to board members, executive officers and employees of the Company as they are subject to time-based vesting. These potential shares were excluded from the computation of basic loss per share as these shares are not considered outstanding until vested.

Notes Receivable

At December 31, 2010 notes receivable of $900,000 represent advances to AMS Inc. in accordance with a loan agreement entered into in conjunction with the APA.  The borrowings under the loan agreement were evidenced in the form of promissory notes and were repayable to Holdings should the Company not acquire the assets and business of AMS. If Holdings raised the amount required under the APA the amount may be used toward a capital contribution to AMS Corp. The notes bear interest at 8% per year and are due on demand given not less than five months after the first advance, December 31, 2010.  During 2011, Holdings advanced additional funds to AMS Inc. and received additional promissory notes from AMS Inc in the amount of $750,000.

The notes were collateralized by all assets of AMS Inc.  In connection with the closing of the APA in May 2011, AMS Inc.’s obligations of $1,650,000 and accrued interest under the loan agreement were terminated and released in full.

Recently Issued Accounting Standards

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards” (Topic 820)—Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption to have a material impact on its financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 increases the prominence of other comprehensive income in financial statements. Under ASU 2011-05, companies will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. ASU 2011-05 eliminates the option to present other comprehensive income in the statement of changes in equity and is applied retrospectively. For public companies, ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption to have a material impact on its financial statements.

In December 2011, the FASB issued Accounting Standards Update No. 2011-12: Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 ("ASU 2011-12"). The Update defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. As part of this update, the FASB did not defer the requirement to report comprehensive income either in a single continuous statement or in two separate but consecutive financial statements. ASU 2011-12 is effective for annual periods beginning after December 15, 2011. The Company does not expect the adoption to have a material impact on its financial statements.

2.	Inventories

Inventories are comprised of the following:

December 31, 2011

Raw Material	$327,787
Work-in-Process	353,373
Finished Goods	0
$681,160

There was no inventory as of December 31, 2010.

Plures Technologies, Inc.

Notes to Consolidated Financial Statements

3.	Equipment

Equipment is comprised of the following:

	December 31, 2011	December 31, 2010

Manufacturing equipment	$3,298,695	$0
Computer software and equipment	3,650	0
	3,302,345	0

Less accumulated depreciation	117,776	0
Equipment , net	$3,184,569	$0

Total depreciation expense for the year ended December 31, 2011 and 2010 was $117,776 and $0 respectively.

4.	Business combination

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

The Company assessed the fair value of the tangible and intangible assets that were acquired from AMS Inc., for the purpose of purchase price allocation. The Company’s management determined fair value with assistance from its outside consultants and used fair value methodologies in accordance with generally accepted accounting principles to arrive at the fair value of both tangible and intangible assets. The fair value of the assets were significantly higher than the purchase price for the assets of AMS Inc., which were the primary factors resulting in the recording of a gain on the purchase

In regard to tangible assets, the Company considered the fact that the fair value of the acquired assets greatly exceeded their nominal carrying value and concluded that the carrying value of the assets was not indicative of the fair value of these assets. The primary factor leading to this conclusion was the current price of equipment of similar type and condition, which became the basis for the values assigned to the assets acquired. Additionally, these tangible assets have been properly maintained and are expected to have a useful life that will extend another 10 years . While the carrying value at the time of acquisition was nearly $0, the fair value was determined to be approximately $1.9 million. These assets will be a significant contributor to manufacturing the Company’s product for many years in the future.

The valuation of the intangible assets was based on methodologies that relied upon forward looking forecasts that considered all known information at that time, the most significant assumption being the revenue growth of the Company, primarily in the magnetic sensor business.

Plures Technologies, Inc.

Notes to Consolidated Financial Statements

AMS Inc. past financial losses were a result of the declining legacy tape head business. During 2010 production began on magnetic sensors and sales from this product have grown each quarter since. Future revenue growth, and therefore, AMS profitability, is based in part on this new market area. These assumptions were used in the valuation of intangible assets in purchase accounting of approximately $1.9 million that did not exist on the balance sheet of AMS prior to the acquisition.

The allocation of the purchase price and the purchase price accounting is based on the fair value of the acquired assets and liabilities measured as of May 23, 2011 in accordance with ASC Topic 805, Business Combinations

Fair value of shares of common stock issued to AMS	$385,000
Advances to AMS including interest (obligation to repay released at closing of merger)	1,707,326

Total consideration	$2,092,326

Estimated Allocation of Purchase Price:
Cash and cash equivalents	$180,436
Accounts receivable	332,568
Inventories	414,038
Prepaid expenses and other	54,285
Equipment	1,923,650
Intangible assets	1,881,000
Accounts payable	(538,628)
Accrued expenses	(100,433)
Deferred rent and other	(402,067)
Gain on bargain purchase	(1,652,523)

$2,092,326

The gain related to the acquisition of AMS Inc. assets and liabilities in the amount $1,652,523 was recorded in other income in the statement of operations for the year ended December 31, 2011.

The fair value of the shares issued in the AMS acquisition was based on the enterprise value of AMS.  Using an income approach the Company first determined the fair value of AMS as a whole and then attributed 5% of this value as the estimated fair value of the shares issued to AMS Inc. In connection with the acquisition of AMS Inc, the Company incurred acquisition related costs totaling approximately $68,400 which were expensed as incurred. Included in expenses for years ended December 31, 2011 and December 31, 2010 were acquisition related expenses amounting to approximately $28,000 and $40,400

The following presents the pro forma net loss for the twelve months ended December 31, 2011 and 2010 for the Company’s acquisition of AMS Inc. assuming the acquisition occurred as of January 1, 2010. The pro forma results are unaudited and are derived from the historical financial results of the acquired business for the periods presented and are not necessarily indicative of the results that would have occurred had the acquisition been consummated on January 1, 2010.

Plures Technologies, Inc.

Notes to Consolidated Financial Statements

For the twelve months ended December 31,	2011	2010
Revenue	$6,767,665	$3,636,913
Net loss	$(2,982,297)	$(2,858,104)

Customer relationships are amortized based on patterns in which the economic benefits of customer relationships are expected to be utilized. Other finite-lived identifiable assets are amortized on a straight-line basis. The following are the intangible assets acquired and their respective amortizable lives as follows:

	Fair Value as of May 23, 2011	Estimated Useful life (years)	Amortization through December 31, 2011	Carrying Value as of December 31, 2011

Technology	$605,400	5	$73,556	$531,844

Tradename	132,200	14	5,736	126,464

Customer Relationships	1,143,400	9	77,180	1,066,220

	$1,881,000		$156,472	$1,724,528

Estimated amortization expense for the next five years will be approximately $86,000 per year.

5.	Accrued Expenses

Accrued expenses are comprised of the following:

	December 31, 2011	December 31, 2010

Accrued payroll and related expenses	$237,867	$0

Professional Fees	154,000	0

Utilities Expenses	102,802	0
Other	313,745	0-
	$808,414	$0

Plures Technologies, Inc.

Notes to Consolidated Financial Statements

6.	Income Taxes

The income tax provision includes the following:

2011
Current
Federal	0
State	0
$0
Deferred
Federal	(770,217)
State	(141,984)
Total	$(912,202)
Valuation Allowance Change	$912,202
Total provision	$0

The composition of deferred tax assets resulting from temporary differences is as follows:

	DECEMBER 31,	MAY 23, 2011
	2011	(AMS INC)
Net operating loss carryforwards	$3,521,632	$2,913,016
Credit Carryforward	2,870	2,870
AMT Credit Carryforward	-	-
Accrued Vacation	24,572	27,153
Fixed Assets	85,251	85,251
Depreciation	3,975	3,975
Prepaid expenses	(14,762)	(8,611)
Sales returns and Bad debt reserves	15,714	-
Unicap 263a	13,025	7,601
Accrued Expenses	160,417	8,054
Restricted Stock	7,038	-
Start Up Costs	102,592	66,623
Organization Costs	7,726	8,054
Book/Tax Differences on Acquired Assets - ASC 740	(1,435,994)	(1,532,133)
Net deferred tax assets	2,494,056	1,581,853
Deferred tax asset valuation allowance	(2,494,056)	(1,581,853)
	$-	$-

Plures Technologies, Inc.

Notes to Consolidated Financial Statements

The differences between the federal statutory rate and the Plures effective rates of tax for 2011 are explained by the following reconciliation:

2011
Federal statutory rate	34.00%

State income taxes, net of federal benefit	11.73%
Bargain Purchase Gain - ASC 740	46.42%
Deferred Financing Fees Amortization	-10.13%
Change in Valuation Allowance	-75.39%
Interest Expense	-7.96%
Other	1.33%

Income tax provision as percent of pretax income	0.0%

Due to limited operations and operating loss in 2010, there was no provision for income taxes and no material deferred tax items for fiscal year 2010.

The Company has recorded a full valuation allowance against its net deferred tax assets since management believes that, after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that the deferred tax assets at December 31, 2011 and December 31, 2010 will not be realized.

At December 31, 2011, the Company has available net operating loss carryforwards for federal and state income tax purposes of approximately $9.7 million and $3.8 million due primarily to acquisition of AMS, respectively, which may be used to offset future taxable income, subject to the limits discussed below. The transaction for the AMS Inc. acquisition most closely resembles a Type C reorganization under IRC Section 368 (a)(1)(C). In a Type C reorganization one corporation acquires nearly all properties of another corporation in exchange solely for all or a part of its’ own or its’ controlling parent’s voting stock followed by the acquired corporation’s distribution of all its’ properties pursuant to the plan of reorganization. This type of transaction qualifies as a non-taxable transaction under IRC Section 368 (a)(1)(C). These carryforwards are subject to review and possible adjustment by the Internal Revenue Service (“IRS”) and state tax authorities. The federal carryforwards expire at various dates through 2031. For state purposes, Massachusetts has a five year net operating loss carryover rule for tax years beginning before January 1, 2010. At December 31, 2011, there are $1.9 million in Massachusetts net operating loss carryforwards set to expire at various dates through 2015. For tax years begining on or after January 1, 2010, Massachusetts has adopted a twenty year net operating loss carryover rule and has $3.5 million in net operating loss carryforwards that are set to expire at various dates through 2031.

Utilization of NOL’s may be subject to annual limitations due to ownership change limitations that have occurred previously or that could occur in the future as provided by Section 382 and 383 of the Internal Revenue Code of 1986, as well as similar state provisions. These ownership changes may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points within a three year period.

The Company considered the change in ownership during 2011 and determined that a change in ownership as defined in Section 382 of the Internal Revenue Code occurred. As a result of this change in ownership, the utilization of its Federal and state net operating losses are subject to an annual limitation based on a statutory rate of return and the value of the corporation at the time of the change in ownership. The utilization of the Company’s NOL carryforwards may be further limited if the Company experiences future ownership changes as defined in Section 382 of the Internal Revenue Code. The current annual calculated Section 382 limitation is $405,042.

Plures Technologies, Inc.

Notes to Consolidated Financial Statements

In addition, the Company had $121,400 of Federal general business credits available as a carryforward, expiring in various dates through 2031. These credits are considered as part of the pre-change losses under IRC Section 382 and, as such, are fully limited.

In addition, the Company had $8,800 of Massachusetts investment tax credits available to the Company as carryforwards, expiring in various dates through 2014. Of these credits, $4,487 are subject to IRC Section 382 as they are considered as part of the pre-change losses and are fully limited. The remaining $4,349 do not expect to be utilized until the Massachusetts net operating loss carryforward is exhausted, they are fully reserved for in the Company’s deferred tax valuation.

The Company is taxed under the provisions of the Internal Revenue Code and state tax laws.  The Company files tax returns in the U.S. federal jurisdiction, New York State and Massachusetts.  The tax returns for the years ended December 31, 2008 through December 31, 2011 are still subject to potential audit by the IRS and the taxing authorities in New York State and Massachusetts.  The Company adopted the provisions of FASB ASC 740-10, Accounting for Uncertainty in Income Taxes and its related amendment on January 1, 2009.  Management of the Company believes it has no material uncertain tax positions and, accordingly it will not recognize any liability for unrecognized tax benefits.

Plures Technologies, Inc.

Notes to Consolidated Financial Statements

7.	Financing Arrangements

a)	Convertible Debt

During February 2011 Holdings issued $550,000 of convertible debt. The notes bear interest at 5% and were due November 31, 2011. The convertible notes were to be convertible upon the later to occur of the acquisition of AMS Inc. or the sale of securities by the Company for net proceeds of at least $1,500,000.

In April 2011, Holdings issued additional convertible debt of $325,000. On May 23, 2011, in accordance with terms of the agreement, the convertible notes in the amount of $875,000 plus interest of $9,300 were converted into 931,847 shares of common stock at the conversion rate of $0.95. The conversion rate resulted in a beneficial conversion in the amount of $46,000, which was recorded as interest expense when the notes were converted on May 23, 2011.  The obligations to pay the principal and interest of the note were then cancelled.

Plures Technologies, Inc.

Notes to Consolidated Financial Statements

b)	Convertible debt

On May 23, 2011, Holdings issued convertible notes for a total of $2 million from the principal stockholders of CMSF Corp. (“Lenders”) that was used to consummate the purchase by the Company of the assets of AMS.  The notes are payable on November 19, 2011 unless converted prior to that date. Interest accrued on the notes at rates ranging from 2 % to 6% based on a scale of months from issuance to conversion. The convertible notes converted into a fixed number of preferred stock shares of 1,000,000, which are convertible into 1,287,527 shares of common stock. Holdings agreed to pay for the legal fees incurred by the note holders in connection with the convertible notes. The legal fees were approximately $112,000 and were recorded as a debt discount as they reduced the proceeds from convertible debt. The terms of the debt agreement resulted in a contingent beneficial conversion for the note holders in the amount of $228,000. The beneficial conversion amount was recorded as interest expense when the notes converted on August 10, 2011. In connection with the loans to Holdings Holdings granted a blanket security interest on its assets to the Lenders. The notes were automatically converted into the Company’s. preferred stock at the time of the merger with between the Company and Holdings on August 10, 2011. Upon the conversion of the notes into Company. preferred stock, the security interest terminated. The Company paid approximately $13,000 for accrued interest upon the conversion of the convertible notes.

The Company recorded debt discount related to the legal fees associated with the issuance of the notes of $112,000. Amortization expense related to the discount was $448,618 for the twelve months ended December 31, 2011.

c)	Note Payable

On October 13, 2011, the Company and its subsidiary, AMS entered into a series of agreements with Massachusetts Development Financing Agency “MDFA”) related to financing for  up to $2,000,000 loan for the purchase of equipment, including a Loan Agreement, a Note, a Security Agreement, a Guaranty and a Warrant. The actual principal amount will be based on equipment purchased during the first six months or such longer period as the lender permits.  The loan bears interest at the rate of 6.25% per annum. The term of the loan is seven years and is repayable as follows: interest only for the first twelve months, and then constant payments of interest and principal during the following six year period in the amount of $29,457 per month. The loan is repayable in whole or part without penalty.  The loan is secured by a security interest in substantially all of the assets of AMS, excluding intellectual property.  The Company has granted a warrant to MDFA for 59,524 shares of common stock of the Company at an exercise price of $2.10. The fair value of the warrant of $80,357 was recorded as a discount to the debt. The fair value of the warrant was determined using the Black Scholes model with the following assumptions: risk free rate 2.0%, dividend yield 0.0%, expected life of 10 years, and volatility 65%. Additionally, the Company paid the direct financing costs, which was recorded as a deferred financing cost of $34,000. At December 31, 2011 AMS had borrowed $1,396,406. Interest expense of $13,605 was paid for 12 months ended December 31, 2011. The remaining amount of $603,594 is available to be drawn to purchase additional equipment.

The following is a summary of the maturities of long-term debt outstanding on December 31, 2011:

2012	$22,410
2013	269,264
2014	291,582
2015	312,865
2016	335,338
Thereafter	164,947
$1,396,406

Plures Technologies, Inc.

Notes to Consolidated Financial Statements

8.	Stockholders’ Equity

Classes of Stock

The Company has two classes of capital stock: Common Stock, and Preferred Stock. Holders of Common Stock are entitled to one vote for each share held.

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

There were 1,375,000 shares of Series A Preferred Stock issued and outstanding at December 31, 2011 and no shares issued or outstanding at December 31, 2010.  The Preferred Stock is convertible to 1,682,264 shares of common stock and the liquidation preference of these outstanding shares is $2,750,000.   The Series A Preferred Stock is entitled to all of the proceeds of a liquidation of the Company, which includes acquisitions, prior to distributions to the holders of the Common Stock, in an amount equal to the purchase price thereof. As a result of liquidation that is outside of the Company’s control Preferred Stock is classified as mezzanine on the balance sheet. The terms of conversion are subject to adjustment for stock splits and combinations, stock dividends and reorganizations.  The Series A Preferred Stock may be converted by the holders at any time, and will automatically be converted if the Company has nine consecutive months of profits or makes an aggregate of $1 million for the 18 months following initial issuance of the Series A Preferred Stock.   In addition, if the Company has nine consecutive months of losses, or does not make an aggregate of at least $1 million in the 18 months after initial issuance of the Series A Preferred Stock, the holders of the Series A Preferred Stock, as a group, can elect a majority of the Board of Directors.

On February 11, 2009, the Board of Directors of Holdings issued 500,000 shares of Class A common stock at a price of $.01 per share for $5,000.  Subsequent to the issuance of the shares the shares split 5 for 1 resulting in 2,500,000 of Class A common shares of Holdings issued and outstanding at December 31, 2009.

On or about September 28, 2011, the Company sold 394,737 shares of Common Stock, par value $.001, to RENN Universal Growth Investment Trust PLC (the "Purchaser”).   The 394,737 shares of common stock were exchangeable, at the option of the Purchaser, for shares of Series A Preferred Stock of the Company at a rate of one share of Series A Preferred Stock for each 1.05632 shares of common stock. The Purchaser exercised the option to convert on or about December 16, 2011 at which time 375,000 shares of preferred stock were issued as a result of the conversion. These preferred shares are convertible into 394,737 shares of common stock.

In accordance with merger of August 10, 2011 with the Company the outstanding shares of Holdings stock of 5,108,481 were converted into 4,609,230 shares of Company common stock.  Of these shares 15% were withheld from issuance leaving the issued share balance of 3,917,846 shares at that time.

Plures Technologies, Inc.

Notes to Consolidated Financial Statements

Subscription agreements

During 2010, Holdings issued subscription agreements for 1,150,000 Class A common shares at a price of $1 per share for gross proceeds of $1,150,000. In connection with these agreements Holdings paid finders’ fees of approximately $439,000. Holdings also issued 378,200 shares Class A common stock at a price of $1 per share for finders’ fees for the above mentioned agreements.  Holdings also incurred approximately $35,000 of legal expense which has been recorded as a reduction of additional paid-in capital in the accompanying financial statements.

In 2010, all proceeds related to the stock subscription agreements had been paid to Holdings.

During 2011, Holdings issued 27,268 and 100,000 and 20,000 shares Class A common stock at a price of $1.00, $.95 and $1.90 respectively per share for services related to finders’ fees.

In September 2011, the Company sold 394,737 shares of Common Stock, par value $.001. The price was $750,000. The Company paid an agency fee of $25,000 and 20,000 shares of common stock, par value $.001 to an agent for the transaction. These 394,737 shares were converted to 375,000 preferred stock on December 16, 2011 based on a conversion rate of 1.052632 preferred for each common.

Restricted Shares

The Company expenses restricted shares granted for compensation in accordance with the provisions of ASC 718. The fair value of the restricted shares issued is amortized on a straight-line basis over the vesting period. In August 2011, the Company granted a net total of 51,000 shares of restricted common stock to certain members of its Board of Directors with a fair value of $109,722. One-third of the shares awarded in August 2011 were free of restriction beginning with the start date of serving on the board. One-third of the 60,000 will vest upon each of the next two anniversary dates, subject to the grantee’s continued service on the Board of Directors unless he fails to serve because not re-elected. Compensation expense related to the first block was recognized in compensation expense on the start date.  The second and third block will be recognized straight-line over the two years based on the fair value of the shares at date of grant. The expense associated with the awarding of restricted shares for the nine months ended December 31, 2011 is $54,051, which is included in general and administrative expense on the accompanying consolidated statement of operations. As of December 31, 2011 there was $55,671 of total unrecognized compensation costs related to unvested restricted stock. The cost is expected to be recognized evenly over a period of two years.

A summary of restricted stock activity for all stock option plans is as follows:

	Years Ended December 31,
	2011	2010
Beginning outstanding balance	0	0
Granted	51,000	0
Vested	17,000	0
Forfeited	0	0

Ending outstanding balance	34,000	0

Plures Technologies, Inc.

Notes to Consolidated Financial Statements

Stock Incentive Plan

On December 16, 2011 the Company’s board of directors approved the 2011 Stock Option Plan (the “2011 Plan”), under which 600,000 shares of common stock have been reserved for issuance to employees, consultants and advisors. Awards granted under the 2011 Plan, could include incentive stock options, nonqualified stock options and/or restricted stock. The 2011 Plan provides that the exercise price of incentive stock options must be at least equal to the fair market value of the Company’s common stock at the date such option is granted. If any person to whom an option is to be granted owns in excess of ten (10%) of the outstanding capital stock of the Company then the incentive options shall be granted to such person only for 110% or more of the fair market value on the date of the grant. Granted options expire in ten years or less from the date of grant and vest based on the terms of the awards.

On February 28, 2012 the Board of Directors increased the shares subject to the 2011 plan to 750,000 shares of common stock.

In order for the 2011 Plan to be tax qualified, the same must be approved by the stockholders of the Registrant within 12 months of the date of adoption by the board of directors, among other matters.

As of December 31, 2011 no shares had been granted under this plan.

9.	Commitments

Rent

AMS Corp leases office and manufacturing facilities, including office furniture, under a noncancelable operating lease through June 30, 2013. On September 29, 2010, the Company entered into a third amendment to its lease which suspended the base rent for the period from July 1, 2010 through the earlier of the closing of the APA” or December 31, 2010 . The lease amendment also reduced prepaid utilities to $110,000 per month from $150,000 and provided for consent to the assignment of this lease and a one year renewal of such for the Purchaser upon Closing of the APA.    Additionally, the amendment granted the landlord collateral in certain assets of the Company.  Upon closing of the APA on May 23, 2011, payment of the deferred rent including interest was made and the collateral interest was removed.  Also on that day the parties entered into a Fourth Amendment to the lease which reduced the required letter of credit from $250,000 to $200,000. and such letter of credit was put in place.   As noted above, the facility lease now expires in June 2013 as the one year renewal was granted upon closing of the APA.   Total payments under the lease, excluding facility charges for the period ended December 31, 2011 were approximately $715,749.

On November 22, 2011, the Company entered a lease agreement for office facilities in Canandaigua NY. The term of the agreement is for 12 months commencing on January 1, 2012. Monthly lease payments are $1,327. The Company also pays a proportionate share of utilities of $250 per month. Total payments under the lease, excluding facility charges for the period ended December 31, 2011 were approximately $1,622.

Total non-cancelable lease commitments through 2012 and 2013 are $1,222,485 and $ 601,722 respectively.

Facilities Expense

Under the terms of the lease discussed above, AMS Corp is obligated to pay for additional facilities charges. Total facility expenses included in the accompanying statements of operations for the lease and facility charges amounted to approximately $725,122 for the period ended December 31, 2011

Plures Technologies, Inc.

Notes to Consolidated Financial Statements

Other

AMS Corp. is also liable for various other operating leases for office equipment. All such leases were renewed in 2011.  Future minimum lease payments related to the office equipment are approximately $22,253 as of December 31, 2011. Additionally, AMS leases certain manufacturing equipment per agreements entered into in January 2009 and January 2010 with the same party.  These leases run through 2018 with annual combined payments of $6,000.

10.	Concentrations of Credit Risk

During the twelve months ended December 31, 2011, the Company had sales to one customer that accounted for approximately 80% of all revenue, respectively.  Accounts receivable from this customer was $100,496 as of December 31, 2011.

11.	Related Party Transactions

The Company utilizes services of a law firm that has an employee who is also an officer and director of the Company.  Fees charged by this firm were $273,000 and $48,200 for the twelve months ended December 31, 2011 and 2010, respectively.

12.	Defined Contribution Plan

AMS has established a defined contribution retirement plan (the “Plan”). All full-time employees who have reached the age of 21 are eligible to contribute to the Plan. The Plan includes a discretionary employer match. Employees vest in Company contributions at a rate of 50% per year over two years. There were no Company contributions for the period ended December 31, 2011.

Advanced MicroSensors, Inc.

Financial Statements

Years Ended April 3, 2011 and April 4, 2010

Advanced MicroSensors, Inc.

Contents

F-25

Report of Independent Certified Public Accounting Firm

Board of Directors

Advanced Microsensors, Inc.

Shrewsbury, Massachusetts

We have audited the accompanying balance sheets of Advanced Microsensors, Inc. as of April 3, 2011 and April 4, 2010 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and the statements of operations and cash flows for the period April 4, 2011 to May 22, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Microsensors, Inc. at April 3, 2011 and at April 4, 2010, and the results of its operations and its cash flows for the years then ended and the statements of operations and cash flows for the period April 4, 2011 to May 22, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and at April 3, 2011 has deficiencies in working capital and equity that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

Boston, Massachusetts

June 30, 2011

Advanced MicroSensors, Inc.

Balance Sheets

	April 3, 2011	April 4, 2010

Assets

Current Assets:
Cash and cash equivalents	$495,849	$17,724
Accounts receivable (Note 5)	275,173	294,114
Inventories (Note 8)	397,560	263,304
Prepaid expenses and other current assets	54,190	34,753

Total Current Assets	1,222,772	609,895

Equipment , net (Note 9)	18,265	47,509

Total Assets	$1,241,037	$657,404

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable	$391,216	$399,188
Accrued expenses (Note 10)	332,164	347,447
Deferred revenue and customer deposits	28,434	152,056
Short-term note payable (Note 13)	1,650,000	-
Deferred gain on asset sales, current portion (Note 12)	27,173	27,173
Deferred rent (Note 7)	386,487	-

Total Current Liabilities	2,815,474	925,864

Deferred Gain on Asset Sales , less current portion (Note 12)	184,525	211,698

Total Liabilities	2,999,999	1,137,562

Commitments and Contingencies (Notes 1,7, 12 and 16)

Stockholders’ Deficit (Notes 2, 14 and 15):
Preferred stock, $0.10 par value; 1,000,000 shares authorized:
129,000 shares designated as Series A convertible preferred stock; 129,000 shares issued and outstanding (liquidation preference of $12,900,000)	12,687,626	12,687,626
Common stock, $0.01 par value; authorized 6,500,000 shares; issued and outstanding 240,876 shares at April 3, 2011 and April 4, 2010	2,409	2,409
Additional paid-in capital	787,172	787,172
Accumulated deficit	(15,236,169)	(13,957,365)

Total Stockholders’ Deficit	(1,758,962)	(480,158)

Total Liabilities and Stockholders’ Deficit	$1,241,037	$657,404

See accompanying independent auditors’ report and notes to financial statements

Advanced MicroSensors, Inc.

Statements of Operations

	Period April 4, 2011 to May 22, 2011	Year Ended April 3, 2011	Year Ended April 4, 2010

Revenue (Note 5)	$808,728	$3,487,294	$6,824,093

Cost of Revenue (Notes 7 and 8)	877,438	5,120,271	7,425,838

Gross Loss	(68,710)	(1,632,977)	(601,745)

Operating Expenses:
Selling, general and administrative	109,522	627,282	599,421

Operating Loss	(178,232)	(2,260,259)	(1,201,166)

Other Income (Expense):
Amortization of deferred gain on sale of equipment (Note 12)	-	27,173	46,061
Gain on sale/transfer of equipment (Note 12)	211,698	1,013,530	1,132,398
Other income (expense) (Note 13)	(24,650)	(59,248)	54,742

Total Other Income , net	187,048	981,455	1,233,201

Net Income (Loss)	$8,816	$(1,278,804)	$32,035

See accompanying independent auditors’ report and notes to financial statements

Advanced MicroSensors, Inc.

Statements of Stockholders’ Deficit

	Series A
	Convertible				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at March 29, 2009	129,000	$12,687,626	240,876	$2,409	$787,172	$(13,989,400)	$(512,193)

Net Income	-					32,035	32,035

Balance at April 4, 2010	129,000	12,687,626	240,876	2,409	787,172	(13,957,365)	(480,158)

Net Loss	-	-	-	-	-	(1,278,804)	(1,278,804)

Balance at April 3, 2011	129,000	$12,687,626	240,876	$2,409	$787,172	$(15,236,169)	$(1,758,962)

See accompanying independent auditors’ report and notes to financial statements

Advanced MicroSensors, Inc.

Statements of Cash Flows

	Period April 4, 2011 to May 22, 2011	Year Ended April 3, 2011	Year Ended April 4, 2010

Cash Flows From Operating Activities:
Net income (loss)	8,816	$(1,278,804)	$32,035
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on equipment transferred/sold	(211,698)	(1,013,530)	(1,132,398)
Amortization of gain on sale of assets		(27,173)	(46,061)
Depreciation	1,071	11,483	88,009
Changes in operating assets and liabilities:
Accounts receivable	(57,394)	18,941	40,237
Inventories	(16,479)	(134,256)	955,642
Prepaid expenses and other current assets	(95)	(19,437)	46,585
Accounts payable	147,412	(7,972)	(15,044)
Accrued expenses	(174,406)	(15,283)	(70,122)
Deferred rent	6,191	386,487	(45,800)
Deferred revenue and customer deposits	(19,045)	(123,622)	(51,838)

Net cash used in operating activities	(315,627)	(2,203,166)	(198,755)

Cash Flows From Investing Activities:
Purchase of manufacturing equipment	-	(13,709)	(29,227)
Proceeds from the sale of assets	-	1,045,000	90,000

Net cash provided by investing activities	-	1,031,291	60,773

Cash Flows From Financing Activities:
Loan from parent	-	1,650,000	-

Net cash provided by financing activities	-	1,650,000	-

Net Increase (Decrease) in Cash and Cash Equivalents	(315,627)	478,125	(137,982)

Cash and Cash Equivalents, beginning of period	495,849	17,724	155,706

Cash and Cash Equivalents, end of period	180,222	$495,849	$17,724

Supplemental disclosure of cash flow information:

The Company did not pay cash for interest or income taxes in fiscal 2011 or 2010.

See accompanying independent auditors’ report and notes to financial statements

Advanced MicroSensors, Inc.

Notes to Financial Statements

1. Organization and Management Plans

Advanced MicroSensors, Inc. (“AMS” or the “Company”) was incorporated on April 21, 1999. AMS provides development and manufacturing services to customers who require expertise in thin film processes and magnetic materials for applications, including recording tape heads, sensors, transducers, and other products that require high aspect ratio fine-line micro-lithography. AMS fabricates wafers and sells the die to customers, including companies that provide the required finishing processes.

The Company’s fiscal year-end is the closest Sunday to the end of March.

Liquidity and Management Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and negative cash flows which have resulted in deficiencies in working capital, an accumulated deficit at April 3, 2011 and an overall stockholders’ deficit as of April 3, 2011. These indicators have raised substantial doubt about the Company’s ability to continue as a going concern.

During fiscal 2011, the Company entered into an Asset Purchase Agreement (“APA”) to sell all assets and specified liabilities of the Company with a closing date no later than May 31, 2011. Subsequent to year end, the sale closed on May 23, 2011 (see Note 17).  During fiscal 2011 the Company received $1,650,000 in short-term notes payable per the Asset Purchase Agreement (see Note 13) from the Purchaser. During fiscal 2011, the Company received proceeds of $1,045,000 from the sale of certain assets. In order to provide working capital the Company has sold certain equipment pursuant to sales-lease back transactions in each of the last three fiscal years. To date the Company has been successful in negotiating new lease agreements related to this equipment however, there can be no assurances that the Company will be able to continue to negotiate new lease agreements related to this equipment which creates significant future uncertainty in securing equipment necessary for production of the Company’s product. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, and as such, do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Basis of Presentation for the Statement of Operations and Cash flows for the period April 4, 2011 to May 22, 2011

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, these unaudited interim financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the period from April 4, 2011 to May 22, 2011. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with generally accepted accounting principles has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included for the fiscal year ended April 3, 2011. The results for the period from April 4, 2011 to May 22, 2011 are not necessarily indicative of the results that may be expected for any future period.

2. Summary of Significant Accounting Policies

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses and disclosures of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash and deposits in interest-bearing money market accounts.

Advanced MicroSensors, Inc.

Notes to Financial Statements

Fair Value of Financial Instruments

At year end 2011 and 2010, the Company's financial instruments were comprised of cash and cash equivalents, accounts receivable, accounts payable and short-term note payable, the carrying amounts of which approximate fair market value.

Fair Value Measurements

In accordance with the accounting standards for fair value measurements and disclosures, the Company's assets and liabilities subject to fair value measurements are measured at fair value on a recurring basis as of April 3, 2011 and April 4, 2010. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions. As of April 3, 2011, the Company had $209,833 in money market accounts with fair value determined by Level 1 inputs, which were included in cash and cash equivalents on the balance sheet.  As of April 4, 2010, the Company did not have any material amounts subject to fair value measurements.

Inventories

Inventories are stated at the lower of cost or market. Costs are determined using the first-in, first-out method.

Equipment

Equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, as follows:

Category	Useful Life in Years

Manufacturing equipment	5
Computer software and equipment	3

Revenue Recognition

The Company recognizes revenue when (i) an agreement exists, (ii) delivery has occurred, (iii) the sales price is fixed or determinable, and (iv) collectibility is reasonably assured. Revenue from the sale of products and prototypes is recognized upon delivery, or upon customer acceptance for transactions where customer acceptance is stipulated and when all other revenue recognition criteria have been met. Revenue from engineering development services is recognized when services are performed and when all other revenue recognition criteria have been met.

Advanced MicroSensors, Inc.

Notes to Financial Statements

Income Taxes

The Company follows the liability method of accounting for income taxes, as set forth in ASC 740, “Accounting for Income Taxes.” ASC 740 provides for the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In June 2006, the Financial Accounting Standards Board issued authoritative guidance which changes the accounting for uncertainty in tax positions. ASC 740-10, “Accounting for Uncertainty In Income Taxes” (“ASC 740-10”), provides detailed guidance for financial statement recognition, measurement, and disclosure of uncertain tax positions recognized in an enterprises financial statements. In accordance with the ASC 740-10 income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of the standard and in subsequent periods. The Company adopted the standard for the year ended April 4, 2010. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense over the next twelve months. There was no effect upon adoption of ASC 740-10 and the Company has no liabilities recorded as of April 3, 2011 or April 4, 2010 under ASC 740-10. The Company is subject to United States federal, state and local tax audits by authorities for the tax years from 2002 through 2011.

Stock-Based Compensation

The Company follows the fair value recognition provision of ASC 718-10 “Share-Based Payment.” ASC 718-10 requires the recognition of the fair value of stock-based compensation as a charge against earnings. The Company recognizes stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. Based on the provisions of ASC 718-10, the Company’s stock-based compensation is accounted for as equity instruments.

Under the provisions of ASC 718-10, the Company recorded $0 of stock-based compensation expense in the accompanying statements of operations for each of the years ended April 3, 2011 and April 4, 2010 and for the period from April 4, 2011 to May 22, 2011.

ASC 718-10 requires the measurement of the fair value of stock options or warrants to be included in the statement of operations or disclosed in the notes to financial statements. The Company has computed the value of options using the Black-Scholes option pricing model. All stock options were issued with exercise prices equal to fair market value as determined by management.

No stock options were issued during the years ended April 3, 2011 and April 4, 2010.

Advanced MicroSensors, Inc.

Notes to Financial Statements

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

3. Related Party Transactions

The Company has several related party agreements and transactions, including development agreements and revenue. See Notes 4, 5 and 14 for details.

4. Related Party Development Agreements

On March 31, 1999, the Company entered into a Technology License Agreement with Quantum Corporation (Quantum), who owns approximately 6% of the outstanding equity of the Company. Pursuant to the agreement, Quantum granted AMS a perpetual, nonexclusive fully paid, royalty-free, worldwide license to develop, make, have made, use, sell, market, and otherwise dispose of or exploit products and processes that incorporate or utilize certain defined technology. The original License Agreement excluded certain uses of the technology.

Effective in February 2004, the Company entered into a development agreement with Quantum and Lafé Technologies, Ltd. (Lafé), who owns approximately 45% of the outstanding equity of the Company. Under this agreement, AMS was assigned general responsibility for the design and production of prototypes for Quantum TF/MR wafers and Lafé was assigned the general responsibility to develop and implement production processes for Quantum’s post-wafer prototype heads. There was no related revenue from this agreement for fiscal year 2011 or 2010.

Advanced MicroSensors, Inc.

Notes to Financial Statements

5. Revenue, Receivables and Concentration of Credit Risk

Total revenue from related parties was as follows:

	Year Ended April 3, 2011		Year Ended April 4, 2010
	Ownership Share	Revenue	Ownership Share	Revenue

Quantum	6%	$27,400	6%	$2,151,182
Lafé	45%	-	45%	610,000

	51%	$27,400	51%	$2,761,182

Total revenue from Quantum and Lafé, amounted to 1% and 0%, respectively, of total revenues for the year ended April 3, 2011. For the year ended April 3, 2011, one third party customer accounted for 50% of total revenues.  Total revenue from Quantum and Lafé, amounted to 32% and 9%, respectively, of total revenues for the year ended April 4, 2010. For the period from April 4, 2011 to May 22, 2011 one customer accounted for 76% of revenues.

There were no gross trade receivables as of April 3, 2011 and April 4, 2010 for either Quantum or Lafé.

As of April 3, 2011, two third party customers accounted for 66% of gross trade receivables. As of April 4, 2010, three third-party customers accounted for 51% of gross trade receivables.

6. Research and Development Grant

On August 31, 2007, the Company entered into NIST ATP Cooperative Agreement Number 70NANB7H7019 (the “Agreement”), with the U.S. Department of Commerce whereby Federal funding is provided under the Advanced Technology Program for the development of a “Ubiquitous Thermal Imager.” The Agreement is effective November 1, 2007 and terminates on October 31, 2012. The Agreement is a joint venture between the Company and two other third parties (the “Participants”). Under the Agreement, the U.S. Department of Commerce will reimburse the Participants a percentage of their total qualifying research and development costs incurred in association with the Agreement over the life of the contract, estimated at $1,901,000 for the first year and a total of $7,935,000 for the five year award period. The Company’s share of these costs for the years ended April 3, 2011 and April 4, 2010 amount to approximately $9,000 and $73,000 of which approximately $9,000 and $73,000 has been reimbursed, respectively. The reimbursed costs are recorded in revenue in the statement of operations. Future reimbursement percentages may vary depending on nature of qualifying expenses.

Advanced MicroSensors, Inc.

Notes to Financial Statements

7. Commitments

Rent

The Company leases office and manufacturing facilities, including office furniture, under a noncancelable operating lease through June 30, 2011. On September 29, 2010, the Company entered into a third amendment to its lease which suspended the base rent for the period from July 1, 2010 through the earlier of the closing of an Asset Purchase Agreement (“APA”) or December 31, 2010.  As of April 3, 2011, the Company has deferred rent relating to the suspended base rent of $386,487 including interest.  The lease amendment also reduced prepaid utilities to $110,000 per month from $150,000 and provided for consent to the assignment of this lease and a one year renewal of such for the Purchaser upon Closing of the APA.  All payments were made and a letter of credit for $200,000 was provided to the landlord as a security deposit toward any future defaults as defined in the lease. Additionally, the amendment granted the landlord collateral in certain assets of the Company. Upon closing of the APA on May 23, 2011, payment of the deferred rent including interest was made and the collateral interest was removed. As noted above, the facility lease expires in June 2011.  Total payments under the lease, excluding facility charges, for fiscal 2012 are approximately $263,000.

Facilities Expense

Under the terms of the lease discussed above, AMS is obligated to pay for additional facilities charges. Total facility expenses included in the accompanying statements of operations for the lease and facility charges amounted to approximately $1,131,000 and $1,344,000 for the years ended April 3, 2011 and April 4, 2010, respectively and for the period from April 4, 2011 to May 22, 2011 facility expense was $175,698.

The Company is also liable for various other operating leases for office equipment. All such leases expire during fiscal 2012. Future minimum lease payments related to the office equipment are approximately $10,000 as of April 3, 2011. Additionally, the Company leases certain manufacturing equipment (see Note 12).

8. Inventories

Inventories are comprised of the following:

	April 3, 2011	April 4 2010

Raw materials	$159,384	$173,965
Work-in-process	238,176	78,139
Finished goods	-	11,200
	$397,560	$263,304

Work-in-process and finished goods are comprised of materials, labor, and overhead. During fiscal year 2010, the Company recorded a charge of $831,500 in cost of revenue related to the write off of tape inventory due to a change in estimated customer demand that occurred in fiscal year 2010. There were no obsolete inventory write-offs in 2011.

Advanced MicroSensors, Inc.

Notes to Financial Statements

9. Equipment

Equipment is comprised of the following:

	April 3, 2011	April 4, 2010

Manufacturing equipment	$979,083	$2,522,891
Computer software and equipment	182,735	251,787

	1,161,818	2,774,678

Less accumulated depreciation	1,143,553	2,727,169
Equipment , net	$18,265	$47,509

Total depreciation expense for the years ended April 3, 2011 and April 4, 2010 was $11,483 and $88,009, respectively and for the period from April 4, 2011 to May 22, 2011 depreciation expense was $1,071 .

10. Accrued Expenses

Accrued expenses are comprised of the following:

	April 3, 2011	April 4, 2010

Accrued payroll and related expenses	$146,553	$214,386
Accrued interest	38,882	-
Other	146,729	133,061
	$332,164	$347,447

11. Income Taxes

The Company recorded no provision for income taxes for the years ended April 3, 2011 and April 4, 2010 due to operating losses and available loss carryforwards.

Advanced MicroSensors, Inc.

Notes to Financial Statements

Temporary differences between the financial statements carrying amounts and tax basis of assets and liabilities that give rise to significant portions of deferred tax assets and liabilities are comprised of the following:

	April 3, 2011	April 4, 2010

Deferred tax assets:
Accrued vacation and bonuses	$26,485	$49,418
Net operating loss carryforwards	5,707,866	5,173,381
General business credit carryfowards	124,869	151,248
Section 263A inventory capitalization	7,414	5,035
Deferred gain	83,155	96,193
Depreciation	10,833	10,015
Other	7,856	25,258
Total gross deferred tax assets	5,968,478	5,510,548

Valuation allowance	(5,960,080)	(5,497,242)
Total net deferred tax assets	8,398	13,306

Deferred tax liabilities:
Depreciation	-	-
Prepaid expenses and other	(8,398)	(13,306)
Total gross deferred tax liabilities	(8,398)	(13,306)

	$-	$-

Advanced MicroSensors, Inc.

Notes to Financial Statements

The Company has recorded a full valuation allowance against its net deferred tax assets since management believes that, after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that the deferred tax assets at April 3, 2011 and April 4, 2010 will not be realized.

At April 3, 2011, the Company has available net operating loss carryforwards for federal and state income tax purposes of approximately $15,509,000 and $8,251,000, respectively, which may be used to offset future taxable income, if any. These carryforwards are subject to review and possible adjustment by the Internal Revenue Service. These carryforwards expire at various dates through 2031.

Utilization of Net Operating Loss (“NOL”) and Research & Development (“R&D”) credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future as provided by Section 382 and 383 of the Internal Revenue Code of 1986, as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three year period.

The Company performed a study of its change in ownership covering the period from inception through March 31, 2002 and determined that a change in ownership as defined in Section 382 of the Internal Revenue Code occurred on March 21, 2000. As a result of this change in ownership, the utilization of its Federal and state net operating losses generated prior to March 21, 2000 are subject to an annual limitation of approximately $350,000. The utilization of the Company’s NOL and R&D credit carryforwards may be further limited if the Company experiences future ownership changes as defined in Section 382 of the Internal Revenue Code.

Advanced MicroSensors, Inc.

Notes to Financial Statements

12. Asset Sales

On December 1, 2006, the Company entered into a Purchase and Usage Agreement (the “Asset Sale Agreement”) with one of its customers (“Customer A”), whereby the Company agreed to sell certain assets to Customer A for an aggregate amount of $1,250,000. Per the Asset Sale Agreement, the Company has maintained possession and use of the assets for an initial term of ninety days. The initial term is renewable for additional ninety day terms at Customer A’s discretion. The use of the assets is at no cost to the Company for the original term or future terms. Under the terms of the Asset Sale Agreement, Customer A can remove the assets from the Company’s facilities at its own expense at the end of the initial or any subsequent ninety day term. The Company has the right to repurchase any or all of the assets for any reason within thirty days of the end of any ninety day term at a then agreed upon fair market value between the Company and Customer A.

The assets are used in the manufacturing process of certain products the Company produces for Customer A. Due to the continuing use of the assets and the Company’s option to re-purchase the assets, the Company deferred the original $1,163,380 gain on the sale of the assets. The Company was amortizing the gain to other income using the straight-line methodology over a period of 5 years, which was the estimated period of the Customer relationship. If Customer A exercises its option to take actual possession before the end of the 5 year period, the Company will recognize the remaining deferred gain at that time. As of March 29, 2009, the Company had a remaining deferred gain of $620,469. On January 21, 2010, the Company regained the ownership rights to all equipment under this agreement as the customer transferred title back to the Company. Due to the change in circumstances and the Company’s expectation that Customer A will have no demand for future products, the Company changed their estimate of the remaining customer relationship period to zero. Therefore, the Company recognized the remaining gain of $620,469 in other income in the accompanying statements of operations for the year ended April 4, 2010.

On April 24, 2007, the Company entered into an Equipment Sale and Lease Agreement with a customer (”Customer B”) whereby the Company sold certain equipment to Customer B for $425,000. Per the agreement, the Company will maintain possession of the equipment and continue to use them in their manufacturing processes for an initial term of 24 months. Per the Equipment Sale and Lease Agreement, the Company is to pay rental fees of $25,500 annually. Subsequent to the year ended March 29, 2009, the Company extended the lease for an additional year at the same annual fee. The equipment sold had a net book value of approximately $55,000 on the date of the sale, which resulted in a gain of approximately $370,000. The Company had deferred the recognition of the gain of approximately $370,000 related to this transaction. The Equipment Sale and Lease Agreement contains a repurchase option in which the Company has the right to repurchase the equipment at the original sale price. The Company originally planned to exercise this option at the end of the initial 24 month terms for an aggregate repurchase price of $425,000 and therefore deferred the recognition of the gain. During Fiscal 2010, the Company lost its right to repurchase the equipment and due to this and the fact that the Company has no continuing relationship with Customer B, the Company recorded the write-off of the asset and the net gain of approximately $370,000 as of April 4, 2010.

On November 9, 2007 the Company entered into an Equipment Sale and Lease Agreement with a customer (“Customer C”) whereby the Company sold certain equipment to Customer C for $150,000. Per the agreement, the Company will maintain possession of the equipment and continue to use them in their manufacturing processes for an initial term of 24 months. Per the Equipment Sale and Lease Agreement, the Company is to pay rental fees of $11,250 annually. The Company has deferred the recognition of the gain of approximately $150,000 related to these transactions. The Equipment Sale and Lease Agreement contains a repurchase option in which the Company has the right to repurchase the equipment at the original sale price. The Company originally planned to exercise this option at the end of the initial 24 month terms for an aggregate repurchase price of $150,000 and therefore deferred the recognition of the gain. In January 2010, this agreement was renewed, however the Company lost its right to repurchase the equipment. The Company is recognizing the gain over the term of the customer relationship estimated through December 2018. The Company recognized a gain of $13,334 for the year ended April 3, 2011.  The Company recognized a gain of $32,222 for the year ended April 4, 2010 to recognize deferred gains from November 2007 through April 4, 2010. The deferred gain at April 3, 2011 and April 4, 2010 is $104,444 and $117,778, respectively. For period ending May 22, 2011 the Company recognized the remaining gain of $117,778 upon acquisition by AMS Corp.

Advanced MicroSensors, Inc.

Notes to Financial Statements

On November 12, 2008 the Company entered into another Equipment Sale and Lease Agreement with Customer B whereby the Company sold certain equipment to the customer for $250,000. Per the agreement, the Company will maintain possession of the equipment and continue to use them in their manufacturing processes for an initial term of 12 months. Per the Equipment Sale and Lease Agreement, the Company is to pay rental fees of $20,000 annually for the initial term. Similar to the above equipment sale and lease agreements this agreement also contained repurchase options in which the Company has the right to repurchase the equipment at the original sale price. The Company planned to exercise this option at the end of the initial 12 month term for an aggregate repurchase price of $250,000. During Fiscal 2010, the Company lost its right to repurchase the equipment and due to this the Company recorded the write-off of the asset and the net gain of approximately $52,000 during the year end April 4, 2010.

On January 6, 2009, the Company entered into another Purchase and Lease Agreement with Customer C whereby the Company sold certain assets with a net book value of approximately $162,000 for $300,000. The lease has a term of 1 year with an annual rental payment of $1,000. Extensions of the term are at the buyer’s option and the Company has no right to repurchase the equipment. Similar to the other transaction with Customer C, the gain of approximately $138,000 is being amortized over the estimated customer relationship period which is through December of 2018. The Company recorded gains of $13,839 for the year ended April 3, 2011 and $13,839 for the year ended April 4, 2010.  The deferred gain at April 3, 2011 and April 4, 2010 is $107,254 and $121,093, respectively. For the period ending May 22, 2011 the Company recognized the remaining gain of $121,093 upon acquisition by AMS Corp.

In April 2010, the Company entered into an Equipment Purchase and Usage Agreement with Customer D whereby the Company sold the customer certain manufacturing tools for $1,000,000. These tools had a net book value of $31,470. The agreement does not have any provisions for the Company to repurchase the tools, the tools are leased at an annual rate of $1,000 and the lease can be renewed annually at the customer’s option. The ownership of the tools transferred to the customer on May 15, 2010 with the final payment. In November 2010, Customer D informed the Company that the lease would not be renewed on May 1, 2011.  The equipment will be relocated to the customer’s factory in China.  Since the lease was not renewed and the Company has no continuing relationship with Customer D, the Company recognized the gain of $968,530 for the year ended April 3, 2011.

In addition to the $968,530 gain relating to Customer D, fully depreciated equipment totaling $45,000 was sold to a third party resulting in a total gain on sale of equipment of $1,013,530 for the year ended April 3, 2011.

13. Notes Payable

Per the Asset Purchase Agreement and related Loan Agreement, the Company received short-term financing of $1,650,000 in the form of short-term notes payable from the Purchaser.  The notes are evidenced by promissory notes bearing interest at 8% per annum and due on demand of the Purchaser, given not less than 5 months after the date of the first advance of the loan on September 30, 2010.  The notes are collateralized by assets of the Company.  As of April 3, 2011, the Company had accrued interest of $38,882.  In conjunction with the Asset Purchase Agreement in May 2011, the Company’s obligations under the loan agreement were terminated and released in full in the amount of the liability and accrued interest of $1,707,000.

Advanced MicroSensors, Inc.

Notes to Financial Statements

14. Stockholders’ Equity

Common Stock

The Company has 6,500,000 shares of authorized common stock, of which 4,300,000 common shares have been reserved for issuance upon conversion of the Series A convertible preferred stock.

Included in the Investor Rights Agreement dated November 23, 1999 and as amended on August 22, 2000, are restrictions on the sale and transfer of founders’ stock, Series A convertible preferred stock, and other capital stock convertible into common stock. Specifically, AMS retains the right of first refusal to purchase any shares made available for sale by any of the founders or initial investors. Should AMS elect not to purchase the offered shares, each founder and investor shall have the right to purchase those shares on a pro rata basis. The agreement also provides for tag-along and registration rights under certain circumstances.

Quantum’s (See Note 4) intent is to maintain an ownership level of 19.9% or less. Accordingly, should AMS initiate any transaction which results in a greater than 19.9% ownership by Quantum, AMS agrees to repurchase Quantum’s capital stock at a predetermined price to the extent necessary to reduce Quantum’s ownership level to 19.9% or less.

Preferred Stock

In December 2004, the Company issued 9,267 shares of Series A-1 convertible preferred stock to Lafé (See Note 4) at a per share price of $107.9098 for an aggregate purchase price of $1,000,000.

In March 2006, the Company issued 20,000 shares of Series A convertible preferred stock at a per share price of $100 for an aggregate purchase price of $2,000,000. The purchase price of the 20,000 shares of Series A Convertible Preferred Stock was paid by the cancellation of the $500,000 note payable with Lafé, the exchange and cancellation of the 9,267 shares of Series A-1 Convertible Preferred Stock with a value of $1.0 million and additional cash consideration of $500,000.

The Company is authorized to issue up to 1,000,000 shares of preferred stock, par value $0.10, of which 129,000 shares have been designated as Series A convertible preferred stock. The Series A convertible preferred stock have certain rights and preferences that include the following:

Dividends

The holders of Series A convertible preferred stock are not entitled to receive dividends. When and as dividends are declared payable in cash, property, or shares of the Company’s capital stock to common stockholders, the Company will declare at the same time and pay to each holder of Series A convertible preferred stock a dividend equal to the dividend which would have been payable to such holder if the shares of Series A and convertible preferred stock held by such holder had been converted into common stock. To date, no dividends have been declared.

Conversion

Each share of Series A convertible preferred stock is convertible into the number of shares of common stock as is obtained by dividing $100 by the Series A conversion price (as defined), in effect at the time of conversion, which can be adjusted for certain dilutive events, at the option of the holder at any time. Conversion is automatic upon the written election of holders of three-quarters of the preferred stock then outstanding or the closing of a public offering of common stock for which the aggregate proceeds are at least $15 million and the per share offering price is at least $9.00. Upon conversion of all the shares of Series A convertible preferred stock, the holders of such stock may receive additional shares of common stock based on a formula.

Advanced MicroSensors, Inc.

Notes to Financial Statements

Liquidation

Upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, the Series A convertible preferred stockholders will be entitled to receive an amount equal to $100 per share (subject to adjustments for stock splits and similar events) plus all dividends declared but unpaid. Each such liquidation amount will be paid first out of the assets of the Company available for distribution to holders of the capital stock of all classes. As of April 3, 2011, the aggregate liquidation preference for preferred shares outstanding was $12,900,000.

Voting

The holders of Series A convertible preferred stock are entitled to vote on all matters with the holders of common stock as if they were one class of stock. The holders of Series A convertible preferred stock are entitled to the number of votes equal to the number of shares of common stock into which each share is then convertible into.

15. Employee Stock Option Plan

On June 21, 1999, the Company’s board of directors and stockholders approved the Company’s 1999 Incentive and Nonstatutory Stock Option Plan (the “Plan”). Under the terms of the Plan 850,000 shares of common stock are reserved for issuance.

Under the Plan, incentive stock options may be granted only to officers and other employees of the Company. Nonstatutory stock options may be granted to consultants, directors, employees, or officers of the Company. Options typically vest over three years from the date of grant and have a ten-year life.

The following table summarizes information about the stock option activity during the years ended April 3, 2011 and April 4, 2010:

	Number of Shares	Weighted- Average Exercise Price

Options outstanding and exercisable, March 29, 2009	523,670	$1.39
Granted	-	-
Exercised	-	-
Cancelled/forfeited	(392,170)	.59

Options outstanding and exercisable, April 4, 2010	131,500	3.75
Granted	-	-
Exercised	-	-
Cancelled/forfeited	(29,500)	3.89

Options outstanding and exercisable, April 3, 2011	102,000	$3.71

Advanced MicroSensors, Inc.

Notes to Financial Statements

The remaining contractual life of the options outstanding at April 3, 2011, is approximately 1.5 years.

16. Defined Contribution Plan

The Company has established a defined contribution retirement plan (the “Plan”). All full-time employees who have reached the age of 21 are eligible to contribute to the Plan. The Plan includes a discretionary employer match. Employees vest in Company contributions at a rate of 50% per year over two years. There were no Company contributions for the years ended April 3, 2011 and April 4, 2010.

17.Subsequent Events

The Company evaluated all events and transactions that occurred after April 3, 2011 through June 30, 2011, the date the financial statements were available to be released.

On May 23, 2011, the Company closed an Asset Purchase Agreement to sell substantially all of the assets and specified liabilities of the Company. The Purchase Price was a number of shares of authorized but unissued shares of common stock of the Purchaser, representing 5% of the outstanding common stock of the Purchaser on a fully diluted basis on the closing date.

In addition, subsequent to April 3, 2011, the Company exercised its option to extend its office and manufacturing facilities lease through June 30, 2012.  In accordance with the Asset Purchase Agreement, the lease was assigned to the Purchaser.

The remainder of this page intentionally left blank.

