Form 10-Q
period 2012-03-31
Plures Technologies, Inc./DE
filed 2012-05-15
CIK 907686

SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

Commission file number 1-12312

PLURES TECHNOLOGIES, INC.

(Name of registrant as specified in its charter)

Delaware	95-3880130
(State of incorporation)	(I.R.S. Employer Identification No)

5297 Parkside Drive, Canandaigua, NY  14424

(Address of principal executive offices)

Issuer’s telephone number:   (585) 905-0544

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

☒ Smaller reporting company  ☐ Non-accelerated filer

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act)

YES ☒                               NO ☐

Number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2012:

4,452,793 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format:

YES ☐                               NO ☒

PLURES TECHNOLOGIES, INC.

INDEX

Item 1. Financial Statements

Plures Technologies, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2012	December 31, 2011
Current Assets
Cash & Cash Equivalents	$1,001,666	$1,123,518
Accounts Receivable, net	471,604	247,885
Inventories	682,804	681,160
Prepaid & Other Current Assets	129,142	59,760
Total Current Assets	2,285,216	2,112,323

Equipment, net	3,635,472	3,184,569

Intangible Assets, net	1,660,136	1,724,528

Other Assets
Restricted Cash	200,000	200,000
Deferred Financing Fees	31,774	32,988
Total Other Assets	231,774	232,988

Total Assets	$7,812,598	7,254,408

Liabilities, Preferred Stock and Stockholders' Equity

Current Liabilities
Accounts Payable	$1,353,909	$928,253
Accrued Expenses	582,225	$808,414
Advances Payable to shareholders	-	2,017
Deferred Revenue & Customer Deposits	54,476	30,257
Current Portion of Note	83,452	22,410
Total Current Liabilities	2,074,062	1,791,351

Long-Term Liabilities
Note Payable, net of current portion	1,495,738	1,296,029
Warrant Liability	136,488	80,357
Total Long-Term Liabilities	1,632,226	1,376,386

Total Liabilities	$3,706,288	$3,167,737

Commitments and Contingencies
Preferred Stock	$2,750,000	$2,750,000

Stockholders' Equity
Non-Controlling Interest	286,168	$286,683
Additional Paid-in-Capital	2,361,477	2,352,686
Common stock at March 31, 2012 and December 31, 2011 authorized 50,000,000 shares par value $.001, 4,418,793 shares outstanding, respectively	4,419	4,419
Preferred stock at March 31, 2012 and December 31, 2011 authorized 5,000,000 shares par value $.001, 1,375,000 shares outstanding, respectively	-	-
Accumulated Deficit	(1,295,754)	(1,307,117)
Total Stockholders' Equity	$1,356,310	$1,336,671

Total Liabilities, Preferred Stock and Stockholders' Equity	$7,812,598	$7,254,408

See notes to unaudited consolidated financial statements

Plures Technologies, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended
	March 31, 2012	March 31, 2011

Revenue	$2,800,189	$0

Cost of Revenue	2,278,692	0
Gross profit	$521,497	$0

Operating Expenses:
Selling, general & administrative	447,502	68,685

Operating income	$73,995	$(68,685)

Other Income (Expense):
Interest Income (Expense)	(28,397)	0
Other Income (Expense)	(34,749)	0
Total Other Income (Expense), net	(63,146)	0

Net Income(Loss)	$10,849	$(68,685)

Less: Net Loss attributable to noncontrolling interest	(515)	0

Net Income (Loss) attributable to Plures Technologies, Inc.	$11,364	$(68,685)

Net Income(Loss) Per Share
Basic and Diluted	$0.00	$(0.02)

Weighted Average Shares Outstanding
Basic	4,418,793	4,041,834
Diluted	6,805,501	4,041,834

See notes to unaudited consolidated financial statements

 Plures Technologies, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	March 31, 2012	March 31, 2011

Cash Flows from Operating Activities:
Net Income (Loss)	$10,849	$(68,685)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of debt issuance costs	-	22,725
Deferred Financing Fees	1,214	-
Debt discount on Note Payable	2,870
Stock compensation expense	8,790	-
Change in Fair Value of Warrants	56,131	-
Depreciation	54,890	-
Amortization of intangibles	64,392	-
Changes in operating assets and liabilities, net of effects of acquisition		-
Accounts receivable	(223,719)	-
Inventories	(1,644)	-
Prepaid expenses & other current assets	(69,382)	-
Accounts payable	425,656	50,460
Accrued expenses	(226,189)	-
Deferred revenue and customer deposits	24,219	-
Net cash provided by operating activities	$128,077	$4,500

Cash Flows from Investing Activities:
Advances to AMS Inc	$-	$(500,000)
Purchase of manufacturing equipment	(505,793)	-
Net cash used in investing activities	$(505,793)	(500,000)

Cash Flows from Financing Activities:
Issuance of convertible debt, net of issuance costs	-	470,559
Deposit on convertible debt	-	25,000
Reduction of payable to shareholders	(2,017)	(27,500)
Note payable, net of fees	257,881	-
Net cash provided by financing activities	$255,864	$468,059

Net decrease in cash	(121,852)	$(27,441)

Cash and cash equivalents, beginning of period	1,123,518	$146,347

Cash and cash equivalents, end of period	$1,001,666	$118,906

Non-Cash investing and Financing Activities
Issuance of common stock for finders' fees	-	27,268

For the three months ended March 31, 2012 the Company paid $24,690 cash interest and $0 taxes.

See notes to unaudited consolidated financial statements

Plures Technologies, Inc
Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation, The Company and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of Plures Technologies Inc. and subsidiary (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position at March 31, 2012, the results of operations for the three month periods ended March 31, 2012 and 2011, and cash flows for the three month periods ended March 31, 2012 and 2011. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with US GAAP has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 30, 2012. The results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012, or any future period. Interim period amounts are not necessarily indicative of the results of operations for the full fiscal year.

The Company

Plures Holdings, Inc. (“Holdings”) was formed December 24, 2008 (date of inception) in the State of Delaware.  Holdings was an entrepreneurial start-up company based in Upstate New York.  As of May 23, 2011, Holdings, through its subsidiary Advanced MicroSensors (“AMS Corp”) develops and manufactures thin film, magnetic and MEMS devices.

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

Plures Technologies, Inc Notes to Consolidated Financial Statements (Unaudited)

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

Liquidity and Management Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company believes that, existing cash along with additional future equity or debt financing will be adequate to support its planned level of operations. The Company cannot be certain that additional debt or equity or other funding will be available on acceptable terms, or at all. If the Company fails to obtain additional funding when needed, it may be forced to scale back, or terminate operations, or seek to merge with or be acquired by another company. Additionally, as described in Note 10, the Company relies on a major customer for approximately 87% of its revenue. Any decreases in purchase quantities or purchase prices would have a significant impact on our revenue and resultant profitability. The Company expects its general and administrative costs to increase as the Company adds personnel.

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

Plures Technologies, Inc Notes to Consolidated Financial Statements (Unaudited)

Fair Value of Financial Instruments

At March 31, 2012 the Company's financial instruments were comprised of cash and cash equivalents, accounts receivables and accounts payable and note payable.  The carrying amounts of which approximate fair market value.

Fair Value Measurements

The Company has adopted FASB ASC Topic 820, “Fair Value Measurement and Disclosures”, (“ASC 820”). This topic defines fair value, establishes a framework for measuring fair value under US GAAP and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following :

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The Company’s liabilities that are measured at fair value on a recurring basis relate to its warrants. Accordingly, the value of the warrant is evaluated each quarter. The fair value of the warrants are determined using the Black Scholes model with the following assumptions: risk free rate 2.0%, dividend yield 0.0%, expected life of 10 years, and volatility During the quarter ended March 31, 2012, the Company increased this fair value of this liability to $136,488 from $80,357. The measurement is based upon significant inputs not observable in the market. Subsequent changes in the value of this liability will be recorded in the statement of operations.

The following table sets forth Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy

Fair value measurements using: as of March 31, 2012

Assets	Level 1	Level 2	Level 3	Total
Marketable securities (a)	$7,041	$-	$-	$7,041
Liabilities
Warrant liability	—	—	$136,488	$136,488

(a) Included in cash and cash equivalents on the consolidated balance sheet

Plures Technologies, Inc Notes to Consolidated Financial Statements (Unaudited)

Fair value measurements using: as of December 31, 2011

Assets	Level 1	Level 2	Level 3	Total
Marketable securities (a)	$171,651	$-	$-	$171,651
Liabilities
Warrant liability	—	—	$80,357	$80,357

(a) Included in cash and cash equivalents on the consolidated balance sheet

The change in the fair value of the warrant during the period is as follows:

Three months ended March 31, 2012,
Balance as of December 31, 2011	$80,357

Mark to market	56,131

Balance as of March 31, 2012	$136,488

As noted above the Company recorded a $56,131 increase in the fair value of the warrant liability as an expense in the statement of operations during the quarter ended March 31, 2012.

Plures Technologies, Inc Notes to Consolidated Financial Statements (Unaudited)

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

The Company has recorded a full valuation allowance against its net deferred tax assets since management believes that, after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that the net deferred tax assets at March 31, 2012 will not be realized.

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

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

The Company reviews the valuation of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. When it is determined that the carrying value of applicable long-lived assets may not be recoverable based upon the existence of one or more indicators, the

Company must evaluate whether the carrying amount of the asset exceeds the sum the undiscounted cash flows expected to result from the use and eventual disposition of that asset. The impairment would be measured as the amount by which the carrying amount of the particular long-lived assets exceeds its fair value. The fair value would be determined based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model or through an independent appraisal of individual assets.

Research and Development

Research and development expenses include expenses which were incurred in the development of new products and new or improved technologies that enhance the production processes. Costs for product development are expensed as incurred. The Company incurred no research and development expense for the three months ending March 31, 2012 and 2011, respectively.

Plures Technologies, Inc Notes to Consolidated Financial Statements (Unaudited)

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

Net Loss per Common Share

The Company’s basic net income (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period and, if there are dilutive securities, diluted loss per share is computed by including common stock equivalents which includes shares issuable upon the exercise of stock options, net of shares assumed to have been purchased with the proceeds, using the treasury stock method.

Basic and Diluted loss per share were the same for the three months ended March 31, 2011 as there were no adjustments to the net loss and there were no common stock equivalents.  Basic and Diluted earnings per share for the three months ended March  31, 2012 used the same numerator as there were no adjustments to the net income.

A summary of the Company’s calculation of net income (loss) per share is as follows;

	March 31, 2012	March 31, 2011

Net income (loss) available to common shareholders	$11,364	$(68,685)

Basic shares used in the calculation of earnings per share	4,418,793	4,041,834

Effect of dilutive securities:
Restricted stock	13,071	-
Escrow shares	691,373	-
Convertible preferred stock	1,682,264	-

Diluted shares used in the calculation of earnings per share	6,805,501	4,041,834

Net income (loss) per share :
Basic	$0.00	$(0.02)
Diluted	$0.00	$(0.02)

Plures Technologies, Inc Notes to Consolidated Financial Statements (Unaudited)

The calculation of basic net income (loss) per share for three months ending March 31, 2012 and 2011 does not include 34,000 and 0 shares, respectively, of restricted common stock issued to board members, executive officers and employees of the Company as they are subject to time-based vesting. These potential shares were excluded from the computation of basic loss per share as these shares are not considered outstanding until vested.

The calculation of diluted net income (loss) per share for the three months ending March 31, 2012 and 2011 does not includes 59,524 and 0 shares, respectively, of common stock warrants because such shares are antidilutive.

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

Accounting Standards Update (“ASU”) 2011-5, “Comprehensive Income” and ASU 2011-12, “Comprehensive Income” require entities to elect the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single, continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

ASU 2011-04, “Fair Value Measurements and Disclosures” requires expanded disclosure of certain fair value measurements categorized in Level 3 of the fair value hierarchy. The ASU is effective prospectively for fiscal years, and interim periods within those years beginning after December 15, 2011. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Plures Technologies, Inc Notes to Consolidated Financial Statements (Unaudited)

2.	Inventories

Inventories are comprised of the following:

March 31, 2012

Raw Material	$325,311
Work-in-Process	357,493
Finished Goods	0
$682,804

There was no inventory as of March 31, 2011.

3.	Equipment

Equipment is comprised of the following:

March 31, 2012

Manufacturing equipment	$3,784,637
Computer software and equipment	3,650
Equipment Not in Service	19,851
3,807,868

Less accumulated depreciation	172,666
Equipment , net	$3,635,472

Total depreciation expense for the three months ended March 31, 2012 and 2011 was $54,891 and $0 respectively.

4.	Business combination

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

The Company assessed the fair value of the tangible and intangible assets that were acquired from AMS Inc., for the purpose of purchase price allocation. The Company’s management determined fair value with assistance from its outside consultants and used fair value methodologies in accordance with generally accepted accounting principles to arrive at the fair value of both tangible and intangible assets. The fair values of the assets were significantly higher than the purchase price for the assets of AMS Inc., which were the primary factors resulting in the recording of a gain on the purchase.

In regard to tangible assets, the Company considered the fact that the fair value of the acquired assets greatly exceeded their nominal carrying value and concluded that the carrying value of the assets was not indicative of the fair value of these assets. The primary factor leading to this conclusion was the current price of equipment of similar type and condition, which became the basis for the values assigned to the assets acquired. Additionally, these tangible assets have been properly maintained and are expected to have a useful life that will extend another 10 years. While the carrying value at the time of acquisition was nearly $0, the fair value was determined to be approximately $1.9 million. These assets will be a significant contributor to manufacturing the Company’s product for many years in the future.

Plures Technologies, Inc Notes to Consolidated Financial Statements (Unaudited)

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

The allocation of the purchase price and the purchase price accounting is based on the fair value of the acquired assets and liabilities measured as of May 23, 2011 in accordance with ASC Topic 805, Business Combinations.

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

The fair value of the shares issued in the AMS acquisition was based on the enterprise value of AMS.  Using an income approach the Company first determined the fair value of AMS as a whole and then attributed 5% of this value as the estimated fair value of the shares issued to AMS Inc. In connection with the acquisition of AMS Inc, the Company incurred acquisition related costs totaling approximately $68,400 which were expensed as incurred. Included in expenses for years ended December 31, 2011 and December 31, 2010 were acquisition related expenses amounting to approximately $28,000 and $40,400 respectively of which acquisition expenses for the three months ended March 31, 2012 and March 31, 2011 were approximately $0 and $8,100 , respectively.

The following presents the pro forma net loss for the three months ended March 31, 2012 and 2011 for the Company’s acquisition of AMS Inc. assuming the acquisition occurred as of January 1, 2011. The pro forma results are unaudited and are derived from the historical financial results of the acquired business for the periods presented and are not necessarily indicative of the results that would have occurred had the acquisition been consummated on January 1, 2011.

Plures Technologies, Inc Notes to Consolidated Financial Statements (Unaudited)

For the three months ended March 31,	2012	2011
Revenue	$2,800,189	$1,336,250
Net income (loss)	$11,364	$(492,200)

Customer relationships are amortized based on patterns in which the economic benefits of customer relationships are expected to be utilized. Other finite-lived identifiable assets are amortized on a straight-line basis. The following are the intangible assets acquired and their respective amortizable lives as follows:

			Amortization	Carrying
	Fair Value	Estimated	through	Value as of
	as of May 23, 2011	Useful life (years)	March 31, 2012	March 31, 2012

Technology	$605,400	5	$103,826	$501,574

Tradename	132,200	14	8,097	124,103

Customer Relationships	1,143,400	9	108,941	1,034,459

	$1,881,000		$220,864	$1,660,136

Estimated amortization expense for the next five years will be approximately $86,000 per year.

5.	Accrued Expenses

Accrued expenses are comprised of the following:

	March 31, 2012	December 31, 2011

Accrued payroll and related expenses	$199,648	$237,867

Professional Fees	83,463	154,000

Utilities Expenses	98,139	102,802

Other	200,975	313,745
	$582,225	$808,414

During the three months ended March 31, 2012, the company reduced the estimate for warranty claims by $93,000, which was recorded as a credit in cost of revenue.

Plures Technologies, Inc Notes to Consolidated Financial Statements (Unaudited)

6.	Income Taxes

The Company has recorded a full valuation allowance against its net deferred tax assets since management believes that, after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that the deferred tax assets at March 31, 2012 will not be realized.

At March 31, 2012 the Company has available net operating loss carryforwards for federal and state income tax purposes of approximately $9.2 million and $3.3 million, respectively, which may be used to offset future taxable income, subject to the limits discussed below. The transaction for the AMS Inc. acquisition most closely resembles a Type C reorganization under IRC Section 368 (a1C). In a Type C reorganization one corporation acquires nearly all properties of another corporation in exchange solely for all or a part of its’ own or its’ controlling parent’s voting stock followed by the acquired corporation’s distribution of all its’ properties pursuant to the plan of reorganization. This type of transaction qualifies as a non-taxable transaction under IRC Section 368 (a1C). These carryforwards are subject to review and possible adjustment by the Internal Revenue Service (“IRS”) and state tax authorities. The federal carryforwards expire at various dates through 2032. For state purposes, Massachusetts has a five year net operating loss carryover rule for tax years beginning before January 1, 2010. At March 31, 2012, there are $1.475 million in Massachusetts net operating loss carryforwards set to expire at various dates through 2015. For tax years beginning on or after January 1, 2010, Massachusetts has adopted a twenty year net operating loss carryover rule and has $3.1 million in net operating loss carryforwards that are set to expire at various dates through 2032.

Utilization of NOLs may be subject to annual limitations due to ownership change limitations that have occurred previously or that could occur in the future as provided by Section 382 and 383 of the Internal Revenue Code of 1986, as well as similar state provisions. These ownership changes may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points within a three year period.

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

In addition, $121,400 of Federal general business credits are available to the Company as carryforwards, expiring in various dates through 2032. Since these credits cannot be utilized until the Federal net operating loss carryforward is exhausted, they are fully reserved for in the Company’s deferred tax valuation allowance.

In addition, $7,950 of Massachusetts investment tax credits are available to the Company as carryforwards, expiring in various dates through 2015, Since these credits cannot be utilized until the Massachusetts net operating loss carryforward is exhausted, they are fully reserved for in the Company’s deferred tax valuation allowance.

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

Plures Technologies, Inc Notes to Consolidated Financial Statements (Unaudited)

7.	Financing Arrangements

Note Payable

On October 13, 2011, the Company and its subsidiary, AMS entered into a series of agreements with Massachusetts Development Financing Agency “MDFA”) related to financing for  up to $2,000,000 loan for the purchase of equipment, including a Loan Agreement, a Note, a Security Agreement, a Guaranty and a Warrant. The actual principal amount will be based on equipment purchased during the first six months or such longer period as the lender permits.  The loan bears interest at the rate of 6.25% per annum. The term of the loan is seven years and is repayable as follows: interest only for the first twelve months, and then constant payments of interest and principal during the following six year period in the amount of $29,457 per month. The loan is repayable in whole or part without penalty.  The loan is secured by a security interest in substantially all of the assets of AMS, excluding intellectual property.  The Company has granted a warrant to MDFA for 59,524 shares of common stock of the Company at an exercise price of $2.10. The fair value of the warrant of $80,357 was recorded as a discount to the debt. Additionally, the Company paid the direct financing costs, which was recorded as a deferred financing cost of $34,000. At March 31, 2012 AMS had borrowed $1,654,286. Interest expense of $24,690 was paid for three months ended March 31, 2012. The remaining amount of $345,714 is available to be drawn to purchase additional equipment.

The following is a summary of the maturities of long-term debt outstanding on March 31, 2012:

2012	$83,452
2013	192,143
2014	271,260
2015	288,957
2016	307,662
Thereafter	510,812
1,654,286

8.	Stockholders’ Equity

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

There were 1,375,000 shares of Series A Preferred Stock issued and outstanding at March 31, 2012 and no shares issued or outstanding at March 31, 2011.  The Preferred Stock is convertible to 1,682,264 shares of common stock and the liquidation preference of these outstanding shares is $2,750,000.   The Series A Preferred Stock is entitled to all of the proceeds of a liquidation of the Company, which includes acquisitions, prior to distributions to the holders of the Common Stock, in an amount equal to the purchase price thereof. As a result of liquidation that is outside of the Company’s control Preferred Stock is classified as mezzanine on the balance sheet. The terms of conversion are subject to adjustment for stock splits and combinations, stock dividends and reorganizations.  The Series A Preferred Stock may be converted by the holders at any time, and will automatically be converted if the Company has nine consecutive months of profits or makes an aggregate of $1 million for the 18 months following initial issuance of the Series A Preferred Stock.   In addition, if the Company has nine consecutive months of losses, or does not make an aggregate of at least $1 million in the 18 months after initial issuance of the Series A Preferred Stock, the holders of the Series A Preferred Stock, as a group, can elect a majority of the Board of Directors.

Plures Technologies, Inc Notes to Consolidated Financial Statements (Unaudited)

In accordance with merger of August 10, 2011 with the Company the outstanding shares of Holdings stock of 5,108,481 were converted into 4,609,230 shares of Company common stock.  Of these shares 15% were withheld from issuance leaving the issued share balance of 3,917,846 shares at that time.

Restricted Shares

The Company expenses restricted shares granted for compensation in accordance with the provisions of ASC 718. The fair value of the restricted shares issued is amortized on a straight-line basis over the vesting period. In August 2011, the Company granted a total of 60,000 shares of restricted common stock to certain members of its Board of Directors with a fair value of $109,722. One-third of the shares awarded in August 2011 were free of restriction beginning with the start date of serving on the board. One-third of the shares will vest upon each of the next two anniversary dates, subject to the grantee’s continued service on the Board of Directors unless he fails to serve because not re-elected. Compensation expense related to the first block was recognized in compensation expense on the start date.  The second and third block will be recognized straight-line over the two years based on the fair value of the shares at date of grant. The expense associated with the awarding of restricted shares for the three months ended March 31, 2012 is $8,790, which is included in general and administrative expense on the accompanying consolidated statement of operations. As of March 31, 2012 there was $ 46,881 of total unrecognized compensation costs related to unvested restricted stock. The cost is expected to be recognized evenly over the next twenty-one months.

A summary of restricted stock activity for all stock option plans is as follows:

	Period Ended March 31,
	2012	2011
Beginning outstanding balance	34,000	0
Granted	0	0
Vested	0	0
Forfeited	0	0

Ending outstanding balance	34,000	0

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

As of March 31, 2012 no shares had been granted under this plan.

Plures Technologies, Inc Notes to Consolidated Financial Statements (Unaudited)

9.	Commitments

Rent

AMS Corp leases office and manufacturing facilities, including office furniture, under a non-cancelable operating lease through June 30, 2013. On September 29, 2010, the Company entered into a third amendment to its lease which suspended the base rent for the period from July 1, 2010 through the earlier of the closing of the APA” or December 31, 2010 . The lease amendment also reduced prepaid utilities to $110,000 per month from $150,000 and provided for consent to the assignment of this lease and a one year renewal of such for the Purchaser upon Closing of the APA.    Additionally, the amendment granted the landlord collateral in certain assets of the Company.  Upon closing of the APA on May 23, 2011, payment of the deferred rent including interest was made and the collateral interest was removed.  Also on that day the parties entered into a Fourth Amendment to the lease which reduced the required letter of credit from $250,000 to $200,000 and such letter of credit was put in place.   As noted above, the facility lease now expires in June 2013 as the one year renewal was granted upon closing of the APA.   Total payments under the lease, excluding facility charges for the period ended March 31, 2012 were approximately $300,891.

On November 22, 2011, the Company entered a lease agreement for office facilities in Canandaigua NY. The term of the agreement is for 12 months commencing on January 1, 2012. Monthly lease payments are $1,327. The Company also pays a proportionate share of utilities of $250 per month. Total payments under the lease, excluding facility charges for the period ended March 31, 2012 were approximately $4,117.

Total non-cancelable lease commitments through the remainder of fiscal 2012 and fiscal 2013 are $902,673 and $ 601,722 respectively.

Facilities Expense

Under the terms of the lease discussed above, AMS Corp is obligated to pay for additional facilities charges. Total facility expenses included in the accompanying statements of operations for the lease and facility charges amounted to approximately $319,042 and $0 for the three months ended March 31, 2012 and 2011 respectively.

Other

AMS Corp. is also liable for various other operating leases for office equipment. All such leases were renewed in 2011.  Future minimum lease payments related to the office equipment are approximately $20,936 as of March 31, 2012. Additionally, AMS leases certain manufacturing equipment per agreements entered into in January 2009 and January 2010 with the same party.  These leases run through 2018 with annual combined payments of $6,000.

10.	Concentrations of Credit Risk

During the three months ended March 31, 2012, the Company had sales to one customer that accounted for approximately 87% of all revenue, respectively.  Accounts receivable from this customer was $259,595 and $0 as of March 31, 2012 and 2011 respectively.

11.	Related Party Transactions

The Company utilizes services of a law firm that has an employee who is also an officer and director of the Company.  Fees charged by this firm were $34,960 and $45,592 for the three months ended March 31, 2012 and 2011, respectively.

Plures Technologies, Inc Notes to Consolidated Financial Statements (Unaudited)

12.	Subsequent Events

On April 1, 2012 the Board of Directors approved the issuance of common stock otherwise issuable to a director of the Company, as follows: 5,000 shares to RENN Global Entrepreneurs Fund, Inc, and 5,000 shares to RENN Capital Group, Inc.

On April 17, 2012 the Company, with the Board of Directors approval, entered into a consulting agreement with a consulting firm under which the consulting firm will receive a cash payment of $25,000 and warrants to purchase 50,000 shares of common stock for their consulting services.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report contains forward-looking statements.  The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed in this section.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof.  The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.  Readers should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the former fiscal year ended December 31, 2011, the Quarterly Reports on Form 10-Q filed by the Company and any Current Reports on Form 8-K by the Company.

The following discussion and analysis should be read in conjunction with the condensed financial statements and notes thereto in this quarterly report.

Overview

Until August 10, 2011, and since 2009, the Company was considered a shell company, in that it did not have significant assets and conducted no operations. On August 10, 2011 the Company’s wholly owned subsidiary merged with and into Plures Holdings, Inc. (formerly known as Plures Technologies, Inc.). Plures Holdings, Inc. is the holder of approximately 95% of the outstanding common stock of Advanced Microsensors Corporation (“AMS”). AMS and its predecessor have been in business for approximately 12 years and are based in Shrewsbury, Massachusetts. The business of AMS is the design and fabrication of micromechanical electrical systems (MEMS) including, in some instances magnetic components (Spintronics), and its principal activities include the fabrication of magnetic compass sensors and MEMS switches.

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

The Company has recorded a full valuation allowance against its net deferred tax assets since management believes that, after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that the deferred tax assets at March 31, 2012 will not be realized.

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

Results of Operations

Three months Ended March 31, 2012 and 2011

Revenues for the three months ended March 31, 2012 were $2,800,189, compared with $0 for the three months ended March 31, 2011, reflecting the acquisition of AMS operations on May 23, 2011 and no revenue in 2011 prior to that date.

Cost of revenues for the three months ended March 31, 2012 were $ 2,278,692, compared with $0 for the three months ended March 31, 2011, reflecting the acquisition of AMS operations on May 23, 2011. This resulted in a gross profit of $521,497. Cost of revenue includes a credit for the reduction in the estimate for warranty claims of $93,000.

Operating expenses for the three months ended March 31, 2012 were $447,502 as compared with $68,685 for the 2011 period, the increase is due to a very small staff during the 2011 non-operating period as compared with the staff of the Company including AMS in the 2012 period which increased payroll and payroll related expenses by approximately $195,000. Professional fees for legal and audit also increased approximately $30,000 over the 2011 period. Additionally amortization of intangibles represented approximately $64,000 of the 2012 amount.

Other income (expense) in the three months ended March 31, 2012 was ($63,146). This includes interest expense of approximately $26,000 related to the note payable as well as $56,131 in expense for the change in fair value of warrants issued as part of the loan agreement. These expenses were partially offset by a gain on materials of approximately $20,000. Other income (expense ) at March 31, 2011 was $0.

As a result of the above, the Company had net income for the three months ended March 31, 2012 of $11,364 as compared to a loss of $68,685 for the 2011 period when the Company was a shell corporation.

Liquidity and Financial Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company believes that, existing cash and additional equity or debt financing in the amount of approximately $2 million will be adequate to support its planned level of operations. The Company estimates it will need an additional approximately $1.0 million for equipment, which is part of the $2 million set forth above during 2012.  The Company is presently pursuing an incremental application with the Massachusetts Development Financing Agency for these funds. The Company cannot be certain that any required additional debt or equity or other funding will be available on acceptable terms, or at all. If the Company fails to obtain additional funding when needed, it may be forced to scale back, or terminate operations, or seek to merge with or be acquired by another company. The Company expects its general and administrative costs to increase as the Company adds personnel.

For the three months ended March 31, 2012 net cash provided by operations was $128,077 compared to $4,500 for the 2011 period. The cash generated by operations during the period ended March 31, 2012 was due primarily to net income of $10,849 which when adjusted by approximately $188,300 of non-cash expenses for interest, stock compensation, amortization and depreciation resulted in approximately $199,150 in cash generated. This was offset by a net decrease in operating assets and liabilities of approximately $71,060.

Cash flow used for investing activities during the three months ended March 31, 2012 includes the acquisition of $505,793 in new equipment for AMS’s manufacturing operation. Cash flow from financing activities for the three months ended March 31, 2012 was $255,864 which primarily represents additional borrowing on the AMS’s note payable to Mass Development Loan of $257,881, which was used to fund equipment purchases. The remaining availability under the loan agreement as of March 31, 2012 was $345,714.

Item 3 Quantitative and Qualitative Disclosures about Market Risk

We believe we are not subject to material foreign currency exchange rate fluctuations, as substantially all of our sales and expenses are denominated in the U.S. dollar. We do not hold derivative securities and have not entered into contracts embedded with derivative instruments, such as foreign currency and interest rate swaps, options, forwards, futures, collars or warrants, either to hedge existing risks or for speculative purposes.

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), were effective as of March 31, 2012, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the Risk Factors described in Part 1, Item 1A of our Annual Report on Form 10-K filed with the SEC on March 30, 2012 for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.	Exhibits

Exhibit 31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	Instance Document

Exhibit 101	Schema Document

Exhibit 101	Calculation Linkbase Document

Exhibit 101	Labels Linkbase Document

Exhibit 101	Presentation Linkbase Document

Exhibit 101	Definition Linkbase Document

SIGNATURE

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2012	PLURES TECHNOLOGIES, INC.

/s/ David R. Smith
David R. Smith
Chief Executive Officer

