Form 10-Q
period 2012-06-30
Plures Technologies, Inc./DE
filed 2012-08-14
CIK 907686

SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

☒ Smaller reporting company  Non-accelerated filer

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act)

YES ☒                               NO ☐

Number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2012:

4,763,526 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format:

YES ☐                               NO ☒

PLURES TECHNOLOGIES, INC.

INDEX

Item 1. Financial Statements

Plures Technologies, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2012	December 31, 2011
Current Assets
Cash & Cash Equivalents	$1,094,866	$1,123,518
Accounts Receivable, net	545,871	247,885
Inventories	644,320	681,160
Restricted Cash	200,000	-
Prepaid & Other Current Assets	58,295	59,760
Total Current Assets	2,543,352	2,112,323

Equipment, net	3,900,572	3,184,569

Intangible Assets, net	1,595,744	1,724,528

Other Assets
Restricted Cash	-	200,000
Deferred Financing Fees	30,560	32,988
Total Other Assets	30,560	232,988

Total Assets	$8,070,228	7,254,408

Liabilities and Stockholders' Equity

Current Liabilities
Accounts Payable	$852,424	$928,253
Accrued Expenses	623,700	$808,414
Advances Payable to shareholders	-	2,017
Deferred Revenue & Customer Deposits	146,203	30,257
Current Portion of Note Payable	186,754	22,410
Total Current Liabilities	1,809,081	1,791,351

Long-Term Liabilities
Note Payable, net of currrent portion	1,741,021	1,296,029
Warrant Liability	136,488	80,357
Total Long-Term Liabilities	1,877,509	1,376,386

Total Liabilities	$3,686,590	$3,167,737

Commitments and Contingencies
Preferred Stock
Preferred stock, par value $.001, authorized 5,000,000 shares, 1,375,000 shares outstanding at June 30, 2012 and December 31, 2011 respectively	$2,750,000	$2,750,000

Stockholders' Equity
Non-Controlling Interest	232,481	$286,683
Additional Paid-in-Capital	3,558,961	2,352,686
Common stock, per value $.001, authorized 50,000,000 shares, 4,763,526 and 4,418,793 shares outstanding at June 30, 2012 and December 31, 2011 respectively	4,763	4,419
Accumulated Deficit	(2,162,567)	(1,307,117)
Total Stockholders' Equity	$1,633,638	$1,336,671

Total Liabilities, Preferred Stock and Stockholders' Equity	$8,070,228	$7,254,408

See notes to unaudited consolidated financial statements

Plures Technologies, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Revenue	$1,735,435	$666,747	$4,535,624	666,747
			-
Cost of Revenue	1,916,002	599,932	4,194,694	599,932
Gross Profit (Loss)	$(180,567)	$66,815	$340,930	$66,815

Operating Expenses:
Selling, general & administrative	766,079	336,402	1,213,581	382,362

Operating Income (Loss)	$(946,646)	$(269,587)	$(872,651)	$(315,547)

Other Income (Expense):
Amortization of Debt Financing Expenses	-	(357,330)	-	(380,055)
Interest Expense	(35,309)	2,129	(64,083)	2,129
Other Income (Expense)	83,525	1,651,848	49,153	1,651,847
Total Other Income (Expense), net	48,216	1,296,647	(14,930)	1,273,921

Net Income (Loss)	$(898,430)	$1,027,060	$(887,581)	$958,375

Less: Net Income (Loss) attributable to noncontrolling interest	(31,617)	(2,612)	(32,132)	(2,612)

Net Income (Loss) attributable to Plures Technologies, Inc.	$(866,813)	$1,029,672	$(855,449)	$960,987

Net Income (Loss) Per Share
Basic and Diluted	$(0.19)	$0.23	$(0.19)	$0.23

Weighted Average Shares Outstanding
Basic	4,544,293	4,437,837	4,482,270	4,239,836
Diluted	4,544,293	4,437,837	4,482,270	4,239,836

See notes to unaudited consolidated financial statements

Plures Technologies, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	June 30, 2012	June 30, 2011
Cash Flows from Operating Activities:
Net Income (Loss)	$(887,581)	$958,375
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Bargain purchase gain	-	(1,652,523)
Interest related to beneficial conversion feature	-	46,053
Amortization of debt issuance costs	2,428	380,055
Interest on convertible debt converted to Class A Common Shares	-	9,307
Interest on advances to Advanced MicroSensors Inc	-	(57,326)
Debt discount on Note Payable	5,740	-
Stock compensation expense	192,050	-
Change in Fair Value of Warrants	56,131	-
Depreciation	123,461	39,632
Amortization of intangibles	128,784	27,688
Changes in operating assets and liabilities, net of effects of acquisition
Accounts receivable	(297,986)	(417,712)
Inventories	36,840	(173,542)
Prepaid expenses & other current assets	1,465	(90,050)
Accounts payable	(75,829)	54,575
Accrued expenses	(184,714)	214,473
Deferred rent	-	(392,678)
	115,945	6,100
Net cash used in operating activities	$(783,266)	$(1,047,573)

Cash Flows from Investing Activities:
Advances to AMS Inc	$-	$(750,000)
Purchase of manufacturing equipment	(839,465)	(67,950)
Cash received from acquisition	-	180,436
Net cash used in investing activities	$(839,465)	(637,514)

Cash Flows from Financing Activities:
Restricted Cash	$-	(200,000)
Issuance of convertible debt, net of issuance costs	-	2,408,941
Issuance of common stock,net of issuance costs	992,500	-
Reduction of payable to shareholders	(2,017)	(43,500)
Note Payable, net of fees	603,596	-
Net cash provided by financing activities	$1,594,079	$2,165,441

Net increase (decrease) in cash and cash equivalents	(28,652)	$480,354

Cash and cash equivalents, beginning of period	1,123,518	$146,347

Cash and cash equivalents, end of period	$1,094,866	626,701

Non-Cash investing and Financing Activities
Conversion of convertible debt and interest into common stock	-	884,307
Issuance of common stock for finders' fees	-	187,268

For six months ended June 30, 2012 the Company paid $55,915 cash interest and $0 taxes.

See notes to unaudited consolidated financial statements

Plures Technologies, Inc

Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation, The Company and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of Plures Technologies Inc. and subsidiary (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position at June 30, 2012, the results of operations for the three and six month periods ended June 30, 2012 and 2011, and cash flows for the three and six month periods ended June 30, 2012 and 2011. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with US GAAP has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 30, 2012.

The results for the six month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012, or any future period

The Company

Plures Holdings, Inc. (“Holdings”) was formed December 24, 2008 (date of inception) in the State of Delaware.  Holdings was an entrepreneurial start-up company based in Upstate New York.  As of May 23, 2011, Holdings, through its subsidiary Advanced MicroSensors Corporation (“AMS Corp”) develops and manufactures thin film, magnetic and MEMS devices.

On September 30, 2010, Holdings entered into an Asset Purchase Agreement (“APA”) with Advanced MicroSensors, Inc.  (“AMS Inc.” or “AMS”) to acquire substantially all of the assets and liabilities of AMS Inc. through its wholly owned subsidiary AMS Corp.

On May 23, 2011, Holdings closed the APA to acquire substantially all of the assets and specified liabilities of AMS Inc. The purchase price was a number of shares of authorized but previously unissued shares of common stock of AMS Corp., representing 5% of the outstanding common stock on a fully diluted basis on the closing date.  Additionally, in conjunction with the closing of the APA, Holding’s note receivable with AMS Inc. in the amount of $1,650,000 was terminated and AMS Inc. was released of all obligations under the terms of the notes.

On May 23, 2011, Holdings entered into an agreement with CMSF Corp. (name since changed to Plures Technologies, Inc., the “Company”), the stock of which was quoted on the OTC Bulletin Board, and several related entities, providing for the merger of Holdings with a subsidiary of the Company such that Holdings would become a wholly owned subsidiary of the Company. On August 10, 2011, the merger contemplated by the agreement was consummated. As a part of the transaction, Holdings, on May 23, 2011, borrowed a total of $2 million from the principal stockholders (“Lenders”) of the Company to be used to consummate the purchase by Holdings of the assets of AMS Inc., which it did on the same date.

On August 10, 2011 (the “Effective Time”), the Company consummated the reverse merger with Holdings as contemplated by the Merger Agreement. Pursuant to the Merger Agreement the name of the Company was changed from CMSF Corp. to Plures Technologies, Inc. In addition, Holdings became a wholly-owned subsidiary of the Company. At the Effective Time of the Merger each issued and outstanding  share of Holdings was converted into .914 shares of common stock of the Company ( after the effect of a subsequent 1 for 400 stock combination) with the stockholders of Holdings immediately receiving 85% of the Company’s common shares into which their Holdings shares were converted and the remaining 15% of the Company’s common shares (the “Holdback Shares”) issuable to the stockholders of Holdings withheld from issuance until February 2013 to satisfy any indemnification obligations of the stockholders of Holdings. .. In addition, certain promissory notes issued by Holdings to RENN Universal and RENN Global in the aggregate principal amount of $2,000,000 were converted into 1,000,000 shares of Series A Preferred Stock of the Company.

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

Liquidity and Management Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company believes that, existing cash along with additional future equity or debt financing will be adequate to support its planned level of operations. The Company cannot be certain that additional debt or equity or other funding will be available on acceptable terms, or at all and the Company has not secured the additional financing. If the Company fails to obtain additional funding when needed, it may be forced to scale back, or terminate operations, or seek to merge with or be acquired by another company. Additionally, as described in Note 13, the Company has relied on a major customer for the majority of its revenue for three and six months ended June 30, 2012. Any further and continuing decrease in purchase quantities or purchase prices would have a significant impact on revenue and profitability.

Principles of Consolidation

The consolidated financial statements include the Company and its majority owned and controlled subsidiary, AMS Corp. The Company presents all of AMS Corp’s assets, liabilities, revenue and expenses, as well as the non-controlling interest in AMS Corp. (representing the 5% equity interest in the entity not owned by the Company), in its consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Restricted Cash

The restricted cash serves as collateral for an irrevocable standby letter of credit that provides financial assurance that the Company will fulfill its obligations with respect to certain lease obligations (Note 12). The cash is held in custody by the issuing bank, has restrictions as to withdrawal or use, and is currently invested in money market funds. Income from these investments is held in the account.  The restricted cash is classified as current as the letter of credit expires on June 30, 2013.

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

The Company has recorded a full valuation allowance against its net deferred tax assets since management believes that, after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that the net deferred tax assets at June 30, 2012 will not be realized.

Inventories

Inventories are stated at the lower of cost or market. Costs are determined using the first-in, first-out method.

Equipment

Equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, as follows:

Category	Useful Life in Years

Manufacturing equipment	10
Computer and General equipment	3
Leasehold Improvements	3
Furniture and Fixtures	3

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

Plures Technologies, Inc

Notes to Consolidated Financial Statements (Unaudited)

Research and Development

Research and development expenses include expenses which were incurred in the development of new products and new or improved technologies that enhance the production processes. Costs for product development are expensed as incurred. The Company incurred no research and development expense for the three months and six months ending June 30, 2012 and 2011, respectively.

Stock Based Compensation

The Company maintains stock-based incentive plans, under which it provides stock incentives to employees, directors and contractors. The Company grants to employees, directors and contractors, restricted stock and/or options to purchase common stock at an option price not less than the fair market value of the stock on the date of the grant. The Company follows FASB ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”), for all stock-based compensation. Under this application, the Company is required to record compensation expense over the vesting period for all awards granted.

Net Income (Loss) per Common Share

The Company’s basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period and, if there are dilutive securities, diluted income (loss) per share is computed by including common stock equivalents which includes shares issuable upon the exercise of stock options, net of shares assumed to have been purchased with the proceeds, using the treasury stock method.

Fair Value of Financial Instruments

At June 30, 2012 the Company's financial instruments were comprised of cash and cash equivalents, accounts receivables, accounts payable and note payable.  The carrying amounts of which approximate fair market value.

Recently Issued Accounting Standards

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards” (Topic 820)—Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. The adoption of this ASU did not have a material impact on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 increases the prominence of other comprehensive income in financial statements. Under ASU 2011-05, companies will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. ASU 2011-05 eliminates the option to present other comprehensive income in the statement of changes in equity and is applied retrospectively. For public companies, ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. . The adoption of this ASU did not have a material impact on the Company’s financial statements.

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

Plures Technologies, Inc

Notes to Consolidated Financial Statements (Unaudited)

2. Fair Value Measurements

The Company has adopted FASB ASC Topic 820, “Fair Value Measurement and Disclosures”, (“ASC 820”). This topic defines fair value, establishes a framework for measuring fair value under US GAAP and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following :

●	Level 1 — Quoted prices in active markets for identical assets or liabilities.

●	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The Company’s liabilities that are measured at fair value on a recurring basis relate to its warrants. Accordingly, the value of the warrant is evaluated each quarter. The fair value of the warrants are determined using the Black Scholes model with the following assumptions: risk free rate 2.0%, dividend yield 0.0%, expected life of 10 years, and volatility of 65%. For six months ended June 30, 2012 the liability increased to $136,488 from $80,357. The measurement is based upon significant inputs not observable in the market. Subsequent changes in the value of this liability will be recorded in the statement of operations.

The following table sets forth Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy

Fair Value measurements at June 30, 2012 :
	Level 1	Level 2	Level 3	Total
Assets
Money Market Account (a)	$110,372	$-	$-	$110,372

Liabilities
Warrant Liability	$-	$-	$136,488	$136,488

Plures Technologies, Inc

Notes to Consolidated Financial Statements (Unaudited)

Fair Value measurements at December 31, 2011 :
	Level 1	Level 2	Level 3	Total
Assets
Money Market Account (a)	$171,651	$-	$-	$171,651

Liabilities
Warrant Liability	$-	$-	$80,357	$80,357

(a)	Included in cash and cash equivalents on the consolidated balance sheet

The change in the fair value of the warrant during the period is as follows:

Balance at December 31, 2011	$80,357
Mark to Market	56,131
Balance at June 30, 2012	$136,488

As noted above the Company recorded a $56,131 increase in the fair value of the warrant liability as an expense in the statement of operations during the six months ended June 30, 2012.

3. Inventories

Inventories are comprised of the following:

	June 30, 2012	December 31 , 2011
Raw Material	$306,260	$327,787
Work-in-Process	-	353,373
Finished Goods	338,060	-
Total	$644,320	$681,160

4. Property and Equipment

Equipment is comprised of the following:

	June 30, 2012	December 31, 2011
Manufacturing Equipment	$4,077,794	$3,298,695
Computers/Gen’l Equipment	20,803	3,650
Leasehold Improvements	34,385	-
Furniture & Fixtures	8,826	-
Total	$4,141,808	$3,302,345

Less Accumulated Depreciation	241,236	117,776
Equipment, net	$3,900,572	$3,184,569

Total depreciation expense for three and six months ended June 30, 2012 was $68,570 and $123,461. Total depreciation expense for period ending December 31, 2011 was $117,776.

Plures Technologies, Inc

Notes to Consolidated Financial Statements (Unaudited)

5.	Business Combination

On May 23, 2011, the Company closed an APA to acquire substantially all of the assets and specified liabilities of AMS Inc. The purchase price was a number of shares of authorized but unissued shares of common stock of the Company, representing 5% of the outstanding common stock on a fully diluted basis on the closing date.  Additionally, in conjunction with the closing of the APA, the Company’s note receivable with AMS Inc. in the amount of $1,650,000 was terminated and AMS Inc. was released of all obligations under the terms of the notes.

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

$2,092,326

Plures Technologies, Inc

Notes to Consolidated Financial Statements (Unaudited)

The gain related to the acquisition of AMS Inc. assets and liabilities in the amount $1,652,523 was recorded in other income in the statement of operations for the three and six months ended June 30, 2011.

The fair value of the shares issued in the AMS acquisition was based on the enterprise value of AMS.  Using an income approach the Company first determined the fair value of AMS as a whole and then attributed 5% of this value as the estimated fair value of the shares issued to AMS Inc. In connection with the acquisition of AMS Inc, the Company incurred acquisition related costs totaling approximately $68,400 which were expensed as incurred. Included in expenses for years ended December 31, 2011 and December 31, 2010 were acquisition related expenses amounting to approximately $28,000 and $40,400 respectively of which acquisition expenses for the six months ended June 30, 2012 and June 30, 2011 were approximately $0 and $29,000 , respectively.

The following presents the pro forma net loss for the six months ended June 30, 2012 and 2011 for the Company’s acquisition of AMS Inc. assuming the acquisition occurred as of January 1, 2011. The pro forma results are unaudited and are derived from the historical financial results of the acquired business for the periods presented and are not necessarily indicative of the results that would have occurred had the acquisition been consummated on January 1, 2011.

For the six months ended June 30,	2012	2011
Revenue	$4,535,624	$2,811,727
Net income (loss)	$(855,449)	$(1,239,060)

Customer relationships are amortized based on patterns in which the economic benefits of customer relationships are expected to be utilized. Other finite-lived identifiable assets are amortized on a straight-line basis. The following are the intangible assets acquired and their respective amortizable lives as follows:

	Fair Value	Estimated	Amortization	Carrying
	as of	Useful life	through	Value as of
	May 23, 2011	(years)	June 30, 2012	June 30, 2012
Technology	$605,400	5	$134,096	$471,304

Tradename	132,200	14	10,458	121,742

Customer Relationships	1,143,400	9	140,702	1,002,698

Total	$1,881,000		$285,256	$1,595,744

6.	Accrued Expenses

Accrued expenses are comprised of the following:

	June 30, 2012	December 31, 2011

Accrued payroll and related expenses	$330,227	$237,867
Professional Fees	87,000	154,000
Utilities Expenses	93,897	102,802
Other	112,576	313,745
Total	$623,700	$808,414

Plures Technologies, Inc

Notes to Consolidated Financial Statements (Unaudited)

During the three and six months ended June 30, 2012, the company reduced the estimate for warranty claims by $93,000 and $191,000 respectively, which was recorded as a credit in cost of revenue.

7.	Earnings Per Share

The Company reports basic and diluted earnings per share (“EPS”). Basic EPS is based on the weighted average number of shares outstanding during the period, while diluted EPS additionally includes the dilutive effect of the Company’s outstanding stock options, warrants , and restricted stock computed using the treasury stock method as well as other potentially dilutive securities. For the periods ended June 30, 2012 and 2011 potentially dilutive securities include:

	June 30, 2012	June 30, 2011

Restricted stock	34,000	-
Warrants	238,690	-
Options	453,750	-
Escrow shares	691,373	-
Convertible preferred stock	1,682,264	-
Total potentially dilutive securities	3,100,077	-

For the three and six months ended June 30, 2012, the shares used in computing diluted net loss per share do not include any of the above securities as the effect is anti-dilutive given the Company’s loss.

Basic and Diluted loss per share were the same for the three months and six months ended 2011 as there were no adjustments to the net income and there were no common stock equivalents.

A summary of the Company’s calculation of net income (loss) per share is as follows;

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Net income (loss) available to common shareholders	$(866,813)	$1,029,672	$(855,449)	$960,987

Basic shares used in the calculation of earnings per share	4,544,293	4,437,837	4,482,270	4,239,836

Effect of dilutive securities:
Restricted stock	-	-	-	-
Warrants	-	-	-	-
Options			-
Escrow shares	-	-	-	-
Convertible preferred stock	-	-	-	-

Diluted shares used in the calculation of earnings per share	4,544,293	4,437,837	4,482,270	4,239,836

Net income (loss) per share :
Basic	$(0.19)	$0.23	$(0.19)	$0.23
Diluted	$(0.19)	$0.23	$(0.19)	$0.23

Plures Technologies, Inc

Notes to Consolidated Financial Statements (Unaudited)

8.	Income Taxes

The Company has recorded a full valuation allowance against its net deferred tax assets since management believes that, after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that the deferred tax assets at June 30, 2012 will not be realized.

At June 30, 2012 the Company has available net operating loss carryforwards for federal and state income tax purposes of approximately $ 10.5 million and $ 6.8 million, respectively, which may be used to offset future taxable income, subject to the limits discussed below. The transaction for the AMS Inc. acquisition most closely resembles a Type C reorganization under IRC Section 368 (a1C). In a Type C reorganization one corporation acquires nearly all properties of another corporation in exchange solely for all or a part of its’ own or its’ controlling parent’s voting stock followed by the acquired corporation’s distribution of all its’ properties pursuant to the plan of reorganization. This type of transaction qualifies as a non-taxable transaction under IRC Section 368 (a1C). These NOL’s are subject to review and possible adjustment by the Internal Revenue Service (“IRS”) and state tax authorities. The federal NOL’s expire at various dates through 2032. For state purposes, Massachusetts has a five year net operating loss carryover rule for tax years beginning before January 1, 2010. At June 30, 2012, there are $1.475 million in Massachusetts NOL’s set to expire at various dates through 2015. For tax years beginning on or after January 1, 2010, Massachusetts has adopted a twenty year NOL carryover rule and has $ 6.1 million in net operating loss carryforwards that are set to expire at various dates through 2032. The Company has available net operating loss carryovers for New York State purposes in the amount of $244,000 that are set to expire at various dates through 2032.

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

Plures Technologies, Inc

Notes to Consolidated Financial Statements (Unaudited)

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

9.	Financing Arrangements

Note Payable

On October 13, 2011, the Company and its subsidiary, AMS entered into a series of agreements with Massachusetts Development Financing Agency(“MDFA”) related to financing for  up to $2,000,000 loan for the purchase of equipment, including a Loan Agreement, a Note, a Security Agreement, a Guaranty and a Warrant. The agreements covering the loan subject the company to various restrictive covenants with which we must comply on an ongoing basis. The actual principal amount will be based on equipment purchased during the first six months or such longer period as the lender permits.  The loan bears interest at the rate of 6.25% per annum. The term of the loan is seven years and is repayable as follows: interest only for the first twelve months, and then constant payments of interest and principal during the following six year period in the amount of approximately $33,465 per month. The loan is repayable in whole or part without penalty.  The loan is secured by a security interest in substantially all of the assets of AMS, excluding intellectual property.  The Company has granted a warrant to MDFA for 59,524 shares of common stock of the Company at an exercise price of $2.10. The fair value of the warrant of $80,357 was recorded as a discount to the debt. Additionally, the Company paid the direct financing costs, which was recorded as a deferred financing cost of $34,000. At June 30, 2012 AMS had borrowed $ 2,000,000. Interest expense of $31,225 and $55,915 was paid for three and six months ended June 30, 2012 respectively.

The following is a summary of the maturities of debt outstanding on June 30, 2012:

December 31, 2012	$45,867
December 31, 2013	285,972
December 31, 2014	304,629
December 31, 2015	324,504
December 31, 2016	345,496
Thereafter	693,532
Total	$2,000,000

10.	Stockholders’ Equity

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

Plures Technologies, Inc

Notes to Consolidated Financial Statements (Unaudited)

There were 1,375,000 shares of Series A Preferred Stock issued and outstanding at June 30, 2012 and December 31, 2011.  The Preferred Stock is convertible to 1,682,264 shares of common stock and the liquidation preference of these outstanding shares is $2,750,000 as of June 30, 2012 and December 31, 2011 repectively. The Series A Preferred Stock is entitled to all of the proceeds of a liquidation of the Company, which includes acquisitions, prior to distributions to the holders of the Common Stock, in an amount equal to the purchase price thereof. As a result of liquidation that is outside of the Company’s control Preferred Stock is classified as mezzanine on the balance sheet. The terms of conversion are subject to adjustment for stock splits and combinations, stock dividends and reorganizations.  The Series A Preferred Stock may be converted by the holders at any time, and will automatically be converted if the Company has nine consecutive months of profits or makes an aggregate of $1 million, during the 18 months following initial issuance of the Series A Preferred Stock.   In addition, if the Company has nine consecutive months of losses, or does not make an aggregate of at least $1 million during the 18 months after initial issuance of the Series A Preferred Stock, the holders of the Series A Preferred Stock, as a group, can elect a majority of the Board of Directors.

In accordance with merger of August 10, 2011 with the Company the outstanding shares of Holdings stock of 5,108,481 were converted into 4,609,219 shares of Company common stock.  Of these shares 15% were withheld from issuance until February 2013 leaving the issued share balance of 3,917,846 shares at the date of merger..

During the three months ended June 30, 2012 the Company raised $1,000,000 through the sale of common stock and warrants. Total common stock sold was 333,333 shares with warrants to purchase an additional 166,667 shares. The warrants have an exercise price of $3.50 and a term of 5 years. The Company paid $7,500 in cash fees for this investment.

Restricted Shares

The Company expenses restricted shares granted for compensation in accordance with the provisions of ASC 718. The fair value of the restricted shares issued is amortized on a straight-line basis over the vesting period. In August 2011, the Company granted a total of 60,000 shares of restricted common stock to certain members of its Board of Directors with a fair value of $109,722. One-third of the shares awarded in August 2011 were free of restriction beginning with the start date of serving on the board. One-third of the shares will vest upon each of the next two anniversary dates, subject to the grantee’s continued service on the Board of Directors unless he fails to serve because not re-elected. Compensation expense related to the first block was recognized in compensation expense on the start date.  The second and third block will be recognized straight-line over the two years based on the fair value of the shares at date of grant. The expense associated with the awarding of restricted shares for the three months and six months ended June 30, 2012 is $8,790 and $17,580 respectively, which is included in general and administrative expense on the accompanying consolidated statement of operations. As of June 30, 2012 there was $ 38,091 of total unrecognized compensation costs related to unvested restricted stock. The cost is expected to be recognized evenly over the next thirteen months.

A summary of restricted stock activity for all stock option plans is as follows:

	Six Months Ended June 30,
	2012	2011
Beginning outstanding balance	34,000	0
Granted	0	0
Vested	0	0
Forfeited	0	0

Ending outstanding balance	34,000	0

Plures Technologies, Inc

Notes to Consolidated Financial Statements (Unaudited)

11.	Stock Based Compensation

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

As of June 30, 2012 options to purchase an aggregate of 453,750 shares had been granted under the 2011 Plan. All grants were effective May 23, 2012 at an exercise price of $3.50 with a 10 year life. One-fifth of the options will vest on December 31, 2012 and then the remaining options will vest at a rate of 20% on each December 31 of each year through 2016. The Company recognized $28,055 in compensation expense for three and six months ended June 30, 2012.

For incentive stock options, the Company uses the Black-Scholes option-pricing model to value compensation expense. Expected forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The expected term of options granted is derived from historical data on employee exercises. The risk-free interest rate is based on the United States Treasury yield curve in effect at the date of grant. Expected volatility is based on the historical volatility of the Company’s stock. There were no stock options granted as of June 30, 2011. For the six months ended June 30, 2012 , options were valued assuming a risk-free interest rate of 2.0%, volatility of 65.0% , zero dividend yield, and an expected life of 10 years. The weighted average fair value of options granted was $2.16 for the six months ended June 30, 2012 . The Company records stock compensation expense over the vesting period, which is generally 5 years. As of June 30, 2012, the Company had approximately $954,000 of unrecognized compensation expense expected to be recognized over a period of approximately 4.5 years.

Changes in options outstanding, for the six months ended June 30, 2012 are as follows:

	Shares	Weighted Average Price	Weighted Average Life
Outstanding, December 31, 2011	-	$-
Granted	453,750	3.50
Exercised	-	-
Canceled	-	-

Outstanding, June 30, 2012	453,750	$3.50	10

Options exercisable, June 30, 2012	-	$-	-

Total stock based compensation related to restricted shares, BOD shares, ISO shares and warrants for three and six months ended June 30, 2012 was $183,260 and $192,050 respectivlely, compared to $0 for the 2011 periods.

12.	Commitments

Rent

AMS Corp leases office and manufacturing facilities, including office furniture, under a non-cancelable operating lease through June 30, 2013. The facility lease now expires in June 2013 as the one year renewal was granted upon closing of the APA.   Total payments under the lease, excluding facility charges for three months ended and six months ended June 30, 2012 were approximately $300,900 and $601,800.

On November 22, 2011, the Company entered a lease agreement for office facilities in Canandaigua NY. The term of the agreement is for 12 months commencing on January 1, 2012. Monthly lease payments are $1,327. The Company also pays a proportionate share of utilities of $250 per month. Total payments under the lease, excluding facility charges for the three and six months ended June 30, 2012 were approximately $4,100 and $8,200.

Plures Technologies, Inc

Notes to Consolidated Financial Statements (Unaudited)

Total non-cancelable lease commitments through the remainder of fiscal 2012 and fiscal 2013 are $601,782 and $601,782 respectively.

Facilities Expense

Under the terms of the lease discussed above, AMS Corp is obligated to pay for additional facilities charges. Total facility expenses included in the accompanying statements of operations for the lease and facility charges amounted to $297,812 and $616,854 for the three month and six months ended June 30, 2012 respectively.

Other

AMS Corp. is also liable for various other operating leases for office equipment. All such leases were renewed in 2011.  Future minimum lease payments related to the office equipment are $19,619 as of June 30, 2012. Additionally, AMS leases certain manufacturing equipment per agreements entered into in January 2009 and January 2010 with the same party.  These leases run through 2018 with annual combined payments of $6,000.

13.	Concentrations of Credit Risk

During the three and six months ended June 30, 2012, the Company had sales to one customer that accounted for approximately 75% and 81% of all revenue, respectively.  During the three and six months ended June 30, 2011 sales to this customer accounted for approximately 0% and 73% of all revenue respectively.

14.	Related Party Transactions

The Company utilizes services of a law firm that has an employee who is also an officer and director of the Company.  Fees charged by this firm were $68,988 and $132,000 for the six  months ended June 30, 2012 and 2011, respectively.

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

Critical Accounting Policies

We consider an accounting policy to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changed in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. For a discussion of the critical accounting policies that we consider to be the most sensitive and that require the most significant estimates and assumptions used in the preparation of our consolidated financial statements, see our Annual Report on Form 10-K for year ended December 31, 2011, under the heading, “Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies”. There has been no change in our critical accounting policies and estimates from those described in our Annual Report 10-K for the year ended December 31, 2011.

Results of Operations for Three Months Ended June 30, 2012 and 2011

Revenues for the three months ended June 30, 2012 were $ 1,735,435, compared with $666,747 for the three months ended June 30, 2011, reflecting the acquisition of AMS operations on May 23, 2011 and no revenue in 2011 prior to that date. Revenues for the three months ended June 30, 2012 were adversely affected by a decline in sales to the Company’s largest customer, which has accounted for the substantial portion of its revenues during the preceding 12 months.

Cost of revenues for the three months ended June 30, 2012 were $ 1,916,002, compared with $599,932 for the three months ended June 30, 2011, reflecting the acquisition of AMS operations on May 23, 2011 with no cost of revenue prior to that date. This resulted in a gross loss of $180,567. Cost of revenue includes a credit for the reduction in the estimate for warranty claims of $98,000. Although the Company had a decline in sales to its principal customer its cost of revenue did not decline proportionately since the majority of the costs are relatively fixed.

Operating expenses for the three months ended June 30, 2012 were $766,079 as compared with $336,402 for the 2011 period. The majority of the increase was related to labor spending, stock compensation expense and severance pay. Labor increased by approximately $140,000 due to small number of staff during the 2011 non-operating period prior to the acquisition of AMS on May 23, 2011 as compared with the staff of the Company including a full period of AMS in the 2012 period. Stock compensation expense related to warrants, BOD shares, and ISO shares and accounted for approximately $183,000 of this increase. Severance pay for terminated employees accounted for an $85,000 increase from the 2011 period.

Other income (expense) in the three months ended June 30, 2012 was $48,216. This includes interest expense of approximately $35,000 related to the note payable offset by $80,000 gain on reclaim of materials Other income (expense ) at June 30, 2011 was $1,296,647 which was made up of $1,652,423 related to the gain on the acquisition of AMS offset by debt financing fees.

As a result of the above, the Company had net loss for the three months ended June 30, 2012 of $ 866,813 as compared to income of $1,029,672 for the 2011 period and net income of $11,364 for the three months ending March 31 2012.

Results of Operations for Six Months Ended June 30, 2012 and 2011

Revenues for the six months ended June 30, 2012 were $4,535,624, compared with $666,747 for the six months ended June 30, 2011, reflecting the acquisition of AMS operations on May 23, 2011 and no revenue in 2011 prior to that date. Revenues for the six months ended June 30, 2012 were adversely affected by a decline in sales to the Company’s largest customer.

Cost of revenues for the six months ended June 30, 2012 were 4,194,694, compared with $599,932 for the six months ended June 30, 2011, reflecting the acquisition of AMS operations on May 23, 2011 with no cost of revenue prior to that date. This resulted in a gross profit of $ 340,930. Cost of revenue includes a credit for the reduction in the estimate for warranty claims of $191,000. Although the Company had a decline in sales to its principal customer its cost of revenue did not decline proportionately since the majority of the costs are relatively fixed.

Operating expenses for the six months ended June 30, 2012 were $1,213,581 as compared with $382,362 for the 2011 period. The primary driver of this increase is the small number of staff during the 2011 non-operating period prior to the acquisition of AMS on May 23, 2011 as compared with the staff of the Company including AMS in the 2012 period which increased payroll and payroll related expenses by approximately $400,000. Professional fees for legal and audit also increased approximately $55,000 over the 2011 period. Amortization of intangibles represented approximately $ 54,000 of the increase based on a full 6 months of expense for the 2012 period. Stock compensation expense related to warrants, BOD shares, and ISO shares accounted for approximately $192,000 of this increase . Severance pay for terminated employees accounted for an $85,000 increase from the 2011 period.

Other income (expense) in the six months ended June 30, 2012 was ($14,930). This includes interest expense of approximately $55,500 related to the note payable, and $56,000, in expense for the change in fair value of warrants issue as apart to the note payable, these were offset by offset by approximately $100,000 gain on reclaim of materials. Other income (expense ) at June 30, 2011 was $1,273,921 which was made up of $1,652,423 related to the gain on the acquisition of AMS offset by debt financing fees.

As a result of the above, the Company had net loss for the six months ended June 30, 2012 of $855,449 as compared to income of $960,987 for the 2011 period.

Liquidity and Financial Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company believes that, existing cash and additional equity or debt financing being sought in the amount of approximately $2 million will be adequate to support its planned level of operations for at least the next 12 months.. The Company estimates it will need an additional approximately $1.0 million for equipment, in addition to the $2 million set forth above during 2012.   The Company cannot be certain that any required additional debt or equity or other funding will be available on acceptable terms, or at all and the Company has not secured the additional financing.. If the Company fails to obtain additional funding when needed, it may not meet its loan covenants, it may be forced to scale back, or terminate operations, or seek to merge with or be acquired by another company. The Company expects its general and administrative costs to increase as the Company adds personnel.

For the six months ended June 30, 2012 net cash used by operations was $ 783,266 compared to $1,047,573 for the 2011 period. The cash used by operations during the period ended June 30, 2012 was due primarily to net loss and net decrease in operating assets and liabilities of approximately $404,000 as sales to it’s largest customer declined during the period. The Company expects little or no sales to its largest customer in the third quarter of 2012 and possibly in the fourth quarter of 2012 and there can be no assurance of sales from this customer beyond 2012. In addition to the financing described above, to offset the impact on operations, the Company has implemented cost savings measures and is seeking additional sales to other customers and to new customers.

Cash flow used for investing activities during the six months ended June 30, 2012 totaled $839,465 which included the acquisition of approximately $779,500 in new equipment for AMS’s manufacturing operations and $60,000 in the equipping of the corporate office in Canandaigua New York. Cash flow from financing activities for the six months ended June 30, 2012 was $1,594,079 of which $992,500 was due to the sale of 333,333 shares of common stock with warrants. The remainder represents additional borrowing on the AMS’s note payable to Mass Development Loan of $603,595, which was used to fund equipment purchases offset by $2,017 reduction in payables to shareholders. There is no remaining availability under the loan agreement as of June 30, 2012.

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

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), were effective as of June 30, 2012, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the Risk Factors described in Part 1, Item 1A of our Annual Report on Form 10-K filed with the SEC on March 30, 2012 for the year ended December 31, 2011, except as set forth below.

We will lose revenue due to one of our major customers reducing its purchases

We have relied on a major customer for approximately 80% of our revenue for the past 12 months. Due to uncertainties concerning the demands of its customers, we expect little or no sales to this customer in the third quarter of 2012 and possibly the fourth quarter of 2012 and there can be no assurance of sales from this customers beyond 2012. Although the Company is seeking to offset the effect of this sales reduction with additional financing, the reduction of operating costs and the addition of other business, this sales reduction will have a material impact on our revenues and potential profitability.

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

Date: August 14, 2012	PLURES TECHNOLOGIES, INC.

/s/ David R. Smith
David R. Smith
Chief Executive Officer

-24-