Form 10-Q
period 2012-09-30
Plures Technologies, Inc./DE
filed 2012-11-19
CIK 907686

SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

YES ☐                                NO ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2012:

4,786,526 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format:

YES ☐                               NO ☒

PLURES TECHNOLOGIES, INC.

INDEX

PAGE
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Balance Sheets as of September 30, 2012 and December 31, 2011

Statements of Operations for the Three Months and Nine Months Ended September 30, 2012 and 2011

Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011

Notes to the Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II - OTHER INFORMATION

Item 1A	Risk Factors

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Item 4	Mine Safety Disclosures

Item 6	Exhibits

Signature

Exhibit 31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 1. Financial Statements

Plures Technologies, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2012	December 31, 2011
Current Assets
Cash & Cash Equivalents	$31,093	$1,123,518
Accounts Receivable, net	152,723	247,885
Inventories	442,738	681,160
Restricted Cash	200,000	—
Prepaid & Other Current Assets	95,085	59,760
Total Current Assets	921,639	2,112,323

Equipment, net	3,857,671	3,184,569

Intangible Assets, net	1,531,353	1,724,528

Other Assets
Restricted Cash	0	200,000
Deferred Financing Fees	29,345	32,988
Total Other Assets	29,345	232,988

Total Assets	$6,340,008	7,254,408

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts Payable	$1,206,672	$928,253
Accrued Expenses	642,463	$808,414
Advances Payable to shareholders	0	2,017
Deferred Revenue & Customer Deposits	104,008	30,257
Current Portion of Note Payable	282,968	22,410
Total Current Liabilities	2,236,111	1,791,351

Long-Term Liabilities
Note Payable, net of currrent portion	1,647,677	1,296,029
Warrant Liability	136,488	80,357
Total Long-Term Liabilities	1,784,165	1,376,386

Total Liabilities	$4,020,276	$3,167,737

Commitments and Contingencies
Preferred Stock
Preferred stock, par value $.001, authorized 5,000,000 shares, 1,375,000 shares outstanding at September 30, 2012 and December 31, 2011 respectively	$2,750,000	$2,750,000

Stockholders' Equity (Deficit)
Non-Controlling Interest	$137,426	$286,683
Additional Paid-in-Capital	3,688,746	2,352,686
Common stock, per value $.001, authorized 50,000,000 shares, 4,786,526 and 4,418,793 shares outstanding at September 30, 2012 and December 31, 2011 respectively	4,787	4,419
Accumulated Deficit	(4,261,227)	(1,307,117)
Total Stockholders' Equity (Deficit)	$(430,268)	$1,336,671

Total Liabilities, Preferred Stock and Stockholders' Equity (Deficit)	$6,340,008	$7,254,408

See notes to unaudited consolidated financial statements

Plures Technologies, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Revenue	$353,784	$1,818,539	$4,889,408	2,485,286
			—
Cost of Revenue	1,903,858	2,124,869	6,098,552	2,724,800
Gross Profit (Loss)	$(1,550,074)	$(306,330)	$(1,209,144)	$(239,514)

Operating Expenses:
Selling, general & administrative, R&D	613,475	588,205	1,827,056	970,567

Operating Income (Loss)	$(2,163,549)	$(894,535)	$(3,036,200)	$(1,210,081)

Other Income (Expense):
Amortization of Debt Financing Expenses	0	(273,272)	0	(653,327)
Interest Expense	(35,765)	(240,799)	(99,142)	(238,670)
Other Income (Expense), net	5,599	0	54,046	1,651,847
Total Other Income (Expense), net	(30,166)	(514,071)	(45,096)	759,850

Net Income (Loss) and Comprehensive Income (Loss)	$(2,193,715)	$(1,408,606)	$(3,081,296)	$(450,231)

Less: Net Income (Loss) attributable to noncontrolling interest	(95,056)	(28,080)	(127,188)	(30,692)

Net Income (Loss) attributable to Plures Technologies, Inc.	$(2,098,659)	$(1,380,526)	$(2,954,108)	$(419,539)

Net Income (Loss) Per Share
Basic and Diluted	$(0.44)	$(0.31)	$(0.64)	$(0.10)

Weighted Average Shares Outstanding
Basic	4,779,787	4,494,248	4,581,179	4,059,452
Diluted	4,779,787	4,494,248	4,581,179	4,059,452

See notes to unaudited consolidated financial statements

Plures Technologies, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 30, 2012	September 30, 2011
Cash Flows from Operating Activities:
Net Income (Loss)	$(3,081,296)	$(450,231)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Bargain purchase gain	—	(1,652,523)
Interest related to beneficial conversion feature	—	274,053
Amortization of debt issuance costs	3,643	653,327
Interest on convertible debt converted to Class A Common Shares	—	9,307
Interest on advances to Advanced MicroSensors Inc	—	(57,326)
Debt discount on Note Payable	8,610	—
Stock compensation expense	321,858	—
Change in Fair Value of Warrants	56,131	—
Depreciation	212,609	136,034
Amortization of intangibles	193,175	92,080
Changes in operating assets and liabilities, net of effects of acquisition
Accounts receivable	95,161	(112,306)
Inventories	238,423	(200,265)
Prepaid expenses & other current assets	(35,326)	(86,004)
Accounts payable	278,420	342,720
Accrued expenses	(165,952)	(67,320)
Deferred revenue and customer deposits	73,752	19,889
Net cash used in operating activities	$(1,800,792)	$(1,098,565)

Cash Flows from Investing Activities:
Advances to AMS Inc	$—	$(750,000)
Purchase of manufacturing equipment	(885,712)	(229,408)
Cash received from acquisition	—	180,436
Net cash used in investing activities	$(885,712)	(798,972)

Cash Flows from Financing Activities:
Restricted Cash	$—	(200,000)
Issuance of convertible debt, net of issuance costs	—	2,408,941
Issuance of common stock,net of issuance costs	992,500	693,500
Reduction of payable to shareholders	(2,017)	(43,500)
Note Payable, net of fees	603,596	—
Net cash provided by financing activities	$1,594,079	$2,858,941

Net increase (decrease) in cash and cash equivalents	(1,092,425)	$961,404

Cash and cash equivalents, beginning of period	1,123,518	$146,347

Cash and cash equivalents, end of period	$31,093	1,107,751

Non-Cash investing and Financing Activities
Conversion of convertible debt and interest into common stock	—	884,307
Issuance of common stock for finders' fees	—	187,268

For nine months ended September 30, 2012 the Company paid $87,863 cash interest and $0 taxes.

See notes to unaudited consolidated financial statements

Plures Technologies, Inc

Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation, The Company and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of Plures Technologies Inc. and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, these unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position at September 30, 2012, the results of operations for the three and nine month periods ended September 30, 2012 and 2011, and cash flows for the three and nine month periods ended September 30, 2012 and 2011. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with US GAAP has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 30, 2012.

The results for the nine month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012, or any future period.

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

Liquidity and Management Plans

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company believes that, existing cash along with additional future equity or debt financing will be adequate to support its planned level of operations. The Company cannot be certain that additional debt or equity or other funding will be available on acceptable terms, or at all and the Company has not secured the additional financing. If the Company fails to obtain additional funding when needed, it may be forced to scale back, or terminate operations, or seek to merge with or be acquired by another company. Additionally, as described in Note 13, the Company had relied on a major customer for the majority of its revenue for the first six months of 2012, however there were no revenues for this customer for three months ended September 30, 2012 and none are expected for Q4 2012. The customer relationship intangible asset, as described in Note 5, is substantially based on this customer and is being monitored for impairment.

Principles of Consolidation

The consolidated financial statements include the Company and its majority owned and controlled subsidiary, AMS Corporation. The Company presents all of AMS Corp’s assets, liabilities, revenue and expenses, as well as the non-controlling interest in AMS Corp. (representing approximately 5% equity interest in the entity not owned by the Company), in its consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The Company has recorded a full valuation allowance against its net deferred tax assets since management believes that, after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that the net deferred tax assets at September 30, 2012 will not be realized.

Inventories

Inventories are stated at the lower of cost or market. Costs are determined using the first-in, first-out method.

Equipment

Equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, or in the case of leasehold improvements, the shorter of the estimated life or lease term as follows:

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

Plures Technologies, Inc

Notes to Consolidated Financial Statements (Unaudited)

Research and Development

Research and development expenses include expenses which were incurred in the development of new products and new or improved technologies that enhance the production processes. Costs for product development are expensed as incurred. The Company had research and development expenses of approximately $63,000 and $87,000 for the three months and nine months ending September 30, 2012, respectively. There were no research and development expenses for the same periods in 2011.

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

Fair Value of Financial Instruments

At September 30, 2012 the Company's financial instruments were comprised of cash and cash equivalents, accounts receivables, accounts payable and note payable.  The carrying amounts of which approximate fair market value.

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

The Company’s liabilities that are measured at fair value on a recurring basis relate to its warrants. Accordingly, the value of the warrants are evaluated each quarter. The fair value of the warrants are determined using the Black Scholes model with the following assumptions: risk free rate 2.0%, dividend yield 0.0%, expected life of 10 years, and volatility of 65%. For nine months ended September 30, 2012 the liability increased to $136,488 from $80,357. The measurement is based upon significant inputs not observable in the market. Subsequent changes in the value of this liability will be recorded in the statement of operations.

The following table sets forth Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy

Plures Technologies, Inc

Notes to Consolidated Financial Statements (Unaudited)

Fair Value measurements at September 30, 2012 :

	Level 1	Level 2	Level 3	Total
Assets
Money Market Accounts (a)	$205,960	$—	$—	$205,960

Liabilities
Warrant Liability	$—	$—	$136,488	$136,488

Fair Value measurements at December 31, 2011 :

	Level 1	Level 2	Level 3	Total
Assets
Money Market Accounts (a)	$371,651	$—	$—	$371,651

Liabilities
Warrant Liability	$—	$—	$80,357	$80,357

(a)	Included in cash and cash equivalents and restricted cash on the consolidated balance sheet

The change in the fair value of the warrant during the period is as follows:

Balance at December 31, 2011	$80,357
Mark to Market	56,131
Balance at September 30, 2012	$136,488

As noted above the Company recorded a $56,131 increase in the fair value of the warrant liability as an expense in the statement of operations during the nine months ended September 30, 2012.

3. Inventories

Inventories are comprised of the following:

	September 30, 2012	December 31, 2011
Raw Material	$442,738	$327,787
Work-in-Process	—	353,373
Finished Goods	—	—
Total	$442,738	$681,160

Plures Technologies, Inc

Notes to Consolidated Financial Statements (Unaudited)

4. Property and Equipment

Equipment is comprised of the following:

	September 30, 2012	December 31, 2011
Manufacturing Equipment	$4,121,772	$3,298,695
Computers/ Equipment	23,073	3,650
Leasehold Improvements	34,385	—
Furniture & Fixtures	8,826	—
Total	$4,188,056	$3,302,345

Less Accumulated Depreciation	330,385	117,776
Equipment, net	$3,857,671	$3,184,569

Total depreciation expense for three and nine months ended September 30, 2012 was $89,148 and $212,609. Total depreciation expense for period ended December 31, 2011 was $117,776.

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

AMS Inc. past financial losses were a result of the declining legacy tape head business. During 2010 production began on magnetic sensors and sales from this product have grown each quarter as of acquisition date of May 23, 2011. Future revenue growth, and therefore, AMS profitability, is based in part on this new market area. These assumptions were used in the valuation of intangible assets in purchase accounting of approximately $1.9 million that did not exist on the balance sheet of AMS prior to the acquisition.

The allocation of the purchase price and the purchase price accounting is based on the fair value of the acquired assets and liabilities measured as of May 23, 2011 in accordance with ASC Topic 805, Business Combinations.

Plures Technologies, Inc

Notes to Consolidated Financial Statements (Unaudited)

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

The fair value of the shares issued in the AMS acquisition was based on the enterprise value of AMS.  Using an income approach the Company first determined the fair value of AMS as a whole and then attributed 5% of this value as the estimated fair value of the shares issued to AMS Inc. In connection with the acquisition of AMS Inc, the Company incurred acquisition related costs totaling approximately $68,400 which were expensed as incurred. Included in expenses for years ended December 31, 2011 and December 31, 2010 were acquisition related expenses amounting to approximately $28,000 and $40,400 respectively.

The following presents the pro forma net loss for the nine months ended September 30, 2011 for the Company’s acquisition of AMS Inc. assuming the acquisition occurred as of January 1, 2011. The pro forma results are unaudited and are derived from the historical financial results of the acquired business for the periods presented and are not necessarily indicative of the results that would have occurred had the acquisition been consummated on January 1, 2011.

For the nine months ended September 30,	2011
Revenue	$4,630,266
Net (loss)	$(2,647,666)

Customer relationships are amortized based on patterns in which the economic benefits of customer relationships are expected to be utilized. Other finite-lived identifiable assets are amortized on a straight-line basis. The following are the intangible assets acquired and their respective amortizable lives as follows:

Plures Technologies, Inc

Notes to Consolidated Financial Statements (Unaudited)

			Amortization	Carrying
	Fair Value	Estimated	through	Value as of
	as of May 23, 2011	Useful life (years)	September 30, 2012	September 30, 2012
Technology	$605,400	5	$164,366	$441,034
Tradename	132,200	14	12,819	119,381
Customer Relationships	1,143,400	9	172,462	1,970,938
Total	$1,881,000		$349,647	$1,531,353

6.	Accrued Expenses

Accrued expenses are comprised of the following:

	September 30, 2012	December 31, 2011

Accrued payroll and related expenses	$272,706	$237,867
Professional Fees	89,978	154,000
Utilities Expenses	92,598	102,802
Accrued rent	73,133	0
Other	114,048	313,745
Total	$642,463	$808,414

During the three and nine months ended September 30, 2012, the Company reduced the estimate for warranty claims by $0 and $191,000 respectively, which was recorded as a credit in cost of revenue.

7. Earnings Per Share

The Company reports basic and diluted earnings per share (“EPS”). Basic EPS is based on the weighted average number of shares outstanding during the period, while diluted EPS additionally includes the dilutive effect of the Company’s outstanding stock options, warrants , and restricted stock computed using the treasury stock method as well as other potentially dilutive securities. For the periods ended September 30, 2012 and 2011 potentially dilutive securities include:

Plures Technologies, Inc

Notes to Consolidated Financial Statements (Unaudited)

	September 30, 2012	September 30, 2011

Restricted stock	20,000	40,000
Warrants	238,690	0
Options	447,500	0
Escrow shares	691,373	691.373
Convertible preferred stock	1,682,264	1,287,527
Total potentially dilutive securities	3,079,827	2,018,900

For the three and nine months ended September 30, 2012 and September 30, 2011 the shares used in computing diluted net loss per share do not include any of the above securities as the effect is anti-dilutive given the Company’s loss.

A summary of the Company’s calculation of net income (loss) per share is as follows;

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Net income (loss) available to common shareholders	$(2,098,659)	$(1,380,526)	$(2,954,108)	$(419,539)

Basic shares used in the calculation of earnings per share	4,779,787	4,494,248	4,581,179	4,059,452

Effect of dilutive securities:
Restricted stock	0	0	0	0
Warrants	0	0	0	0
Options	0	0	0	0
Escrow shares	0	0	0	0
Convertible preferred stock	0	0	0	0

Diluted shares used in the calculation of earnings per share	4,779,787	4,494,248	4,581,179	4,059,452

Net income (loss) per share :
Basic	$(0.44)	$(0.31)	$(0.64)	$(0.10)
Diluted	$(0.44)	$(0.31)	$(0.64)	$(0.10)

Plures Technologies, Inc

Notes to Consolidated Financial Statements (Unaudited)

8.	Income Taxes

The Company has recorded a full valuation allowance against its net deferred tax assets since management believes that, after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that the deferred tax assets at September 30, 2012 will not be realized.

At September 30, 2012 the Company has available net operating loss carryforwards for federal and state income tax purposes of approximately $ 12.6 million and $ 8.9 million, respectively, which may be used to offset future taxable income, subject to the limits discussed below. The transaction for the AMS Inc. acquisition most closely resembles a Type C reorganization under IRC Section 368 (a1C). In a Type C reorganization one corporation acquires nearly all properties of another corporation in exchange solely for all or a part of its’ own or its’ controlling parent’s voting stock followed by the acquired corporation’s distribution of all its’ properties pursuant to the plan of reorganization. This type of transaction qualifies as a non-taxable transaction under IRC Section 368 (a1C). These NOL’s are subject to review and possible adjustment by the Internal Revenue Service (“IRS”) and state tax authorities. The federal NOL’s expire at various dates through 2032. For state purposes, Massachusetts has a five year net operating loss carryover rule for tax years beginning before January 1, 2010. At September 30, 2012, there are $1.475 million in Massachusetts NOL’s set to expire at various dates through 2015. For tax years beginning on or after January 1, 2010, Massachusetts has adopted a twenty year NOL carryover rule and has $ 6.1 million in net operating loss carryforwards that are set to expire at various dates through 2032. The Company has available net operating loss carryovers for New York State purposes in the amount of $244,000 that are set to expire at various dates through 2032.

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

Plures Technologies, Inc

Notes to Consolidated Financial Statements (Unaudited)

9. Financing Arrangements

Note Payable

On October 13, 2011, the Company and its subsidiary, AMS entered into a series of agreements with Massachusetts Development Financing Agency (“MDFA”) related to financing for  up to $2,000,000 loan for the purchase of equipment, including a Loan Agreement, a Note, a Security Agreement, a Guaranty and a Warrant. The agreements covering the loan subject the company to various restrictive covenants with which the Company must comply with on an ongoing basis. The actual principal amount will be based on equipment purchased during the first six months or such longer period as the lender permits.  The loan bears interest at the rate of 6.25% per annum. The term of the loan is seven years and is repayable as follows: interest only for the first twelve months, and then constant payments of interest and principal during the following six year period in the amount of approximately $33,465 per month. The loan is repayable in whole or part without penalty.  The loan is secured by a security interest in substantially all of the assets of AMS, excluding intellectual property.  The Company has granted a warrant to MDFA for 59,524 shares of common stock of the Company at an exercise price of $2.10. The fair value of the warrant of $80,357 was recorded as a discount to the debt. Additionally, the Company paid the direct financing costs, which was recorded as a deferred financing cost of $34,000. At September 30, 2012 AMS had borrowed $ 2,000,000. Interest expense of $31,948 and $87,863 was paid for three and nine months ended September 30, 2012 respectively.

The following is a summary of the maturities of debt outstanding on September 30, 2012:

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

There were 1,375,000 shares of Series A Preferred Stock issued and outstanding at September 30, 2012 and December 31, 2011.  The Preferred Stock is convertible to 1,682,264 shares of common stock and the liquidation preference of these outstanding shares is $2,750,000 as of September 30, 2012 and December 31, 2011 respectively. The Series A Preferred Stock is entitled to all of the proceeds of a liquidation of the Company, which includes acquisitions, prior to distributions to the holders of the Common Stock, in an amount equal to the purchase price thereof. As a result of liquidation that is outside of the Company’s control Preferred Stock is classified as mezzanine on the balance sheet. The terms of conversion are subject to adjustment for stock splits and combinations, stock dividends and reorganizations.  The Series A Preferred Stock may be converted by the holders at any time, and will automatically be converted if the Company has nine consecutive months of profits or makes an aggregate of $1 million, during the 18 months following initial issuance of the Series A Preferred Stock.   In addition, if the Company has nine consecutive months of losses, or does not make an aggregate of at least $1 million during the 18 months after initial issuance of the Series A Preferred Stock, the holders of the Series A Preferred Stock, as a group, can elect a majority of the Board of Directors.

Plures Technologies, Inc

Notes to Consolidated Financial Statements (Unaudited)

In accordance with the merger of August 10, 2011 with the Company the outstanding shares of Holdings stock of 5,108,481 were converted into 4,609,219 shares of Company common stock.  Of these shares 15% were withheld from issuance until February 2013 leaving the issued share balance of 3,917,846 shares at the date of merger.

During the nine months ended September 30, 2012 the Company raised $1,000,000 through the sale of common stock and warrants. Total common stock sold was 333,333 shares with warrants to purchase an additional 166,667 shares. The warrants have an exercise price of $3.50 and a term of 5 years. The Company paid $7,500 in cash fees for this investment.

Restricted Shares

The Company expenses restricted shares granted for compensation in accordance with the provisions of ASC 718. The fair value of the restricted shares issued is amortized on a straight-line basis over the vesting period. In August 2011, the Company granted a total of 60,000 shares of restricted common stock to certain members of its Board of Directors with a fair value of $109,722. One-third of the shares awarded in August 2011 were free of restriction beginning with the start date of serving on the board. One-third of the shares will vest upon each of the next two anniversary dates, subject to the grantee’s continued service on the Board of Directors unless he fails to serve because not re-elected. Compensation expense related to the first block was recognized in compensation expense on the start date.  The second and third block will be recognized straight-line over the two years based on the fair value of the shares at date of grant. The expense associated with the awarding of restricted shares for the three months and nine months ended September 30, 2012 is $8,790 and $26,370 respectively, which is included in general and administrative expense on the accompanying consolidated statement of operations. As of September 30, 2012 there was $ 19,045 of total unrecognized compensation costs related to unvested restricted stock. The cost is expected to be recognized evenly over the next eleven months.

A summary of unvested restricted stock activity is as follows:

	Nine months Ended September 30,
	2012	2011
Beginning outstanding balance	40,000	0
Granted	0	60,000
Vested	(20,000)	(20,000)
Forfeited	0	0

Ending outstanding balance	20,000	40,000

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

As of September 30, 2012 options to purchase an aggregate of 447,500 shares had been granted under the 2011 Plan. All grants were effective May 23, 2012 at an exercise price of $3.50 with a 10 year life. One-fifth of the options will vest on December 31, 2012 and then the remaining options will vest at a rate of 20% on each December 31 of each year through 2016. The Company recognized $84,165 and $112,220 in compensation expense for three and nine months ended September 30, 2012 under this plan.

Plures Technologies, Inc

Notes to Consolidated Financial Statements (Unaudited)

For incentive stock options, the Company uses the Black-Scholes option-pricing model to value compensation expense. Expected forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The expected term of options granted is derived from historical data on employee exercises. The risk-free interest rate is based on the United States Treasury yield curve in effect at the date of grant. Expected volatility is based on the historical volatility of the Company’s stock. There were no stock options granted as of September 30, 2011. For the nine months ended September 30, 2012 , options were valued assuming a risk-free interest rate of 2.0%, volatility of 65.0% , zero dividend yield, and an expected life of 10 years. The weighted average fair value of options granted was $2.16 for the nine months ended September 30, 2012. The Company records stock compensation expense over the vesting period, which is generally 5 years. As of September 30, 2012, the Company had approximately $870,000 of unrecognized compensation expense expected to be recognized over a period of approximately 4 years.

Changes in options outstanding for the nine months ended September 30, 2012 are as follows:

	Shares	Weighted Average Price	Weighted Average Life

Outstanding, December 31, 2011	0
Granted	453,750	$3.50	9.7
Exercised	—
Canceled	6,250	3.50
Outstanding, September 30, 2012	447.500	$3.50	9.7
Options exercisable, September 30, 2012	0	$0

Total stock based compensation related to restricted shares, BOD shares, ISO shares and warrants for three and nine months ended September 30, 2012 was $129,808 and $321,858 respectively, compared to $0 for the 2011 periods.

12. Commitments

Rent

AMS Corp leases office and manufacturing facilities, including office furniture, under a non-cancelable operating lease through June 30, 2013. The facility lease now expires in June 2013 as the one year renewal was granted upon closing of the APA.   Total payments under the lease, excluding facility charges for three months ended and nine months ended September 30, 2012 were approximately $300,900 and $902,700 respectively. Total payments under the lease, excluding facility charges for the three months ended and nine months ended September 30, 2011 were approximately $114,000 and $415,000 respectively.

On November 22, 2011, the Company entered a lease agreement for office facilities in Canandaigua NY. The term of the agreement is for 12 months commencing on January 1, 2012. Monthly lease payments are $1,327. The Company also pays a proportionate share of utilities of $250 per month. Total payments under the lease, excluding facility charges for the three and nine months ended September 30, 2012 were approximately $4,100 and $12,300.

Total non-cancelable lease commitments through the remainder of fiscal 2012 and fiscal 2013 are $300,882 and $601,782 respectively.

Facilities Expense

Under the terms of the lease discussed above, AMS Corp is obligated to pay for additional facilities charges. Total facility expenses included in the accompanying statements of operations amounted to $279,120 and $895,974 for the three month and nine months ended September 30, 2012 respectively. Total facility expenses included in the accompanying statements of operations for the three months ended and nine months ended September 30, 2011 amounted to approximately $122,000 and $405,000 respectively.

Plures Technologies, Inc

Notes to Consolidated Financial Statements (Unaudited)

Other

AMS Corp. is also liable for various other operating leases for office equipment. All such leases were renewed in 2011.  Future minimum lease payments related to the office equipment are $18,302 as of September 30, 2012. Additionally, AMS leases certain manufacturing equipment per agreements entered into in January 2009 and January 2010 with the same party.  These leases run through 2018 with annual combined payments of $6,000.

13.	Concentrations of Credit Risk

During the three and nine months ended September 30, 2012, the Company had sales to one customer that accounted for approximately 0% and 74% of all revenue, respectively.  During the three and nine months ended September 30, 2011 sales to this customer accounted for approximately 81% and 79% of all revenue respectively

14.	Related Party Transactions

The Company utilizes services of a law firm that has an employee who is also an officer and director of the Company.  Fees charged by this firm were $116,812 and $225,058 for the nine months ended September 30, 2012 and 2011, respectively.

15.	Subsequent Events

The Company has obtained funding of $600,000 and $500,000 on October 1, 2012 and October 24, 2012 respectively in the form of loans from certain of its investors and management, which are designed to meet the Company's month to month needs through November 2012. The lenders received demand notes with interest at 10% which are expected to be exchanged for notes with interest at 2% due in fifty four months that are secured by a first lien on the Company’s intellectual property and a second lien on all of its other assets and are convertible into common stock of the Company at $3.00 per share and warrants to purchase approximately 366,667 shares of common stock of the Company plus additional shares for any unpaid interest at $.01 per share.

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

Results of Operations for Three Months Ended September 30, 2012 and 2011

Revenues for the three months ended September 30, 2012 were $353,784, compared with $1,818,539 for the three months ended September 30, 2011. Revenues for the three months ended September 30, 2012 were adversely affected by a curtailment in sales to the Company’s largest customer.

Cost of revenues for the three months ended September 30, 2012 were $ 1,903,858, compared with $2,124,869 for the three months ended September 30, 2011. This resulted in a gross loss of $1,550,074 for the 2012 period. Although the Company had a curtailment in sales to its principal customer its cost of revenue did not decline proportionately since the majority of the costs are relatively fixed.

Operating expenses for the three months ended September 30, 2012 were $613,475 as compared with $588,205 for the 2011 period. Increased research and development expenses of approximately $63,000 were offset by reductions in professional fees of approximately $38,000.

Other income (expense) in the three months ended September 30, 2012 was ($30,166). This includes interest expense of approximately $36,000 related to the note payable offset by gains in reclaimed materials. Other income (expense) at September 30, 2011 was ($514,071) which represented interest expense and debt financing fees associated with financing of the Company.

As a result of the above, the Company had net loss for the three months ended September 30, 2012 of $2,193,715 as compared to a loss of $1,408,606 for the 2011 period.

Results of Operations for Nine months Ended September 30, 2012 and 2011

Revenues for the nine months ended September 30, 2012 were $4,889,408 compared with $2,485,286 for the nine months ended September 30, 2011, reflecting the acquisition of AMS operations on May 23, 2011 and no revenue in 2011 prior to that date. Substantially all of the 2012 period revenues were recognized prior to July 1, 2012, by which date the Company’s principal customer had curtailed orders.

Cost of revenues for the nine months ended September 30, 2012 was $6,098,552, compared with $2,724,800 for the nine months ended September 30, 2011, reflecting the acquisition of AMS operations on May 23, 2011 with no cost of revenue prior to that date. This resulted in a gross loss of $1,209,144 for the 2012 period. Cost of revenue for the 2012 period includes a credit for the reduction in the estimate for warranty claims of $191,000.

Operating expenses for the nine months ended September 30, 2012 were $1,827,056 as compared with $970,567 for the 2011 period. Research and Development expenses accounted for approximately $87,000 of this increase. The remaining increase in operating expenses of approximately $770,000 was made up of $380,000 in payroll and payroll related expenses due to the small number of staff during the 2011 non-operating period prior to the acquisition of AMS on May 23, 2011 as compared with the staff of the Company including AMS in the 2012 period; $322,000 for stock compensation expense related to warrants, BOD shares, and ISO shares; $85,000 for severance pay for terminated employees; $54,000 amortization of intangibles expense based on a full 9 months of expense for the 2012 period; and a net decrease in other spending of approximately $71,000 of which a significant portion was reduced professional fees.

Other income (expense) in the nine months ended September 30, 2012 was ($45,097). This includes interest expense of approximately $88,000 related to the note payable, and $56,000, in expense for the change in fair value of warrants issued as part of the note payable, these were offset by approximately $100,000 gain on reclaim of materials. Other income (expense) at September 30, 2011 was ($759,850) which was made up of $1,652,423 related to the gain on the acquisition of AMS offset by debt financing fees.

As a result of the above, the Company had net loss for the nine months ended September 30, 2012 of $3,081,296 as compared to a loss of $450,231 for the 2011 period.

Liquidity and Financial Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company believes that, existing cash and additional equity or debt financing being sought in the amount of approximately $1.35 million in 2012 and $2.20 million in 2013 will be adequate to support its planned level of operations. The Company estimates it will need an additional approximately $1.5 million for equipment during the next 12 months, in addition to the $3.55 million set forth above.   The Company cannot be certain that any required additional debt or equity or other funding will be available on acceptable terms, or at all and the Company has not secured the additional financing. If the Company fails to obtain additional funding when needed it will not meet its loan covenants, it will be forced to scale back, or terminate operations, and/or seek to merge with or be acquired by another company.

The Company has obtained funding of $1.1 million of the $1.35 million indicated above as needed for the balance of 2012 during October 2012 in the form of loans from certain of its investors and management, which are designed to meet the Company's month to month needs. The lenders received demand notes with interest at 10% which are expected to be exchanged for notes with interest at 2% due in fifty four months that are secured by a first lien on the Company’s intellectual property and a second lien on all of its other assets and are convertible into common stock of the Company at $3.00 per share and warrants to purchase approximately 366,667 shares of common stock of the Company plus additional shares for any unpaid interest at $.01 per share.

For the nine months ended September 30, 2012 net cash used by operations was $1,800,792 compared to $1,098,565 for the 2011 period. The cash used by operations during the period ended September 30, 2012 was due primarily to the net loss incurred during the quarter ended September 30, 2012 as a result of no sales to the Company’s largest customer. The Company now expects no sales to this customer in the fourth quarter of 2012 and there can be no assurance of sales from this customer beyond 2012. In addition to the financing described above, to offset the impact on operations, the Company has implemented cost savings measures and is seeking additional sales to other customers and to new customers.

Cash flow used for investing activities during the nine months ended September 30, 2012 totaled $885,712 which included the acquisition of approximately $825,712 in new equipment for AMS’s manufacturing operations and $60,000 in the equipping of the corporate office in Canandaigua New York. Cash flow from financing activities for the nine months ended September 30, 2012 was $1,594,079 of which $992,500 was due to the sale of 333,333 shares of common stock with warrants. The remainder represents additional borrowing on the AMS’s note payable to Mass Development Loan of $603,595, which was used to fund equipment purchases offset by $2,017 reduction in payables to shareholders. There is no remaining availability under the loan agreement as of September 30, 2012.

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

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), were effective as of September 30, 2012, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the Risk Factors described in Part 1, Item 1A of our Annual Report on Form 10-K filed with the SEC on March 30, 2012 for the year ended December 31, 2011, except as set forth below.

We will lose revenue due to one of our major customers curtailing its purchases

We have relied on a major customer for approximately 80% of our revenue for the past 12 months. Due to uncertainties concerning the demands of its customers, there were no sales to this customer in the third quarter of 2012 and none expected during the fourth quarter of 2012 and there can be no assurance of sales from this customer beyond 2012. Although the Company is seeking to offset the effect of this sales reduction with additional financing, the reduction of operating costs and the addition of other business, this sales reduction has had a material impact on our revenues and and has resulted in net losses for 2012 to date. The customer relationship intangible asset, as described in Note 5, is substantially based on this customer and is being monitored for impairment.

We are seeking third party financing

We are currently receiving funding from certain existing investors pending a more substantial third party financing. If such funding is curtailed before third party financing can be put in place, operations will have to be curtailed, and/or the Company will have to seek strategic alternatives for its assets and business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 4.	Mine Safety Disclosures

Not Applicable

Item 6.	Exhibits

Exhibit 31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	Instance Document

Exhibit 101	Schema Document

Exhibit 101	Calculation Linkbase Document

Exhibit 101	Labels Linkbase Document

Exhibit 101	Presentation Linkbase Document

Exhibit 101	Definition Linkbase Document

SIGNATURE

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 19, 2012	PLURES TECHNOLOGIES, INC.

/s/ David R. Smith
David R. Smith
Chief Executive Officer