Form 10-K
period 2012-12-31
Plures Technologies, Inc./DE
filed 2013-04-15
CIK 907686

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Commission file number 001.12312

PLURES TECHNOLOGIES, INC.

________________________________________________________________________

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

Yes: ☐	No ☒

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

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of June 30, 2012, the registrant’s most recently completed second fiscal quarter, was approximately $7,200,000.

The number of shares of the registrant's common stock outstanding as of April 1 , 2013 was 5,494,893.

Company Symbol-MANY

DOCUMENTS INCORPORATED BY REFERENCE

None.

Plures Technologies, Inc.

2012 Form 10-K Annual Report

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

PART I

ITEM 1. BUSINESS

Introduction

The Company is engaged in the development, design and manufacture of innovative MEMS (micro electrical mechanical systems) and Spintronics (magnetic encoding and reading of electron spin) products in its Shrewsbury, Massachusetts fab facility.

Our subsidiary, Advanced MicroSensors Corporation (“AMS”), which operates the Shrewsbury fab facility, acquired its assets and business in May 2011 from Advanced MicroSensors, Inc. In our pursuit of products to commercialize, AMS is of strategic importance. AMS has capabilities in MEMS and Spintronics development, and is able to take intellectual property and demonstrate whether the same can be commercialized at a reasonable cost.

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

Management has identified several initial development projects which would leverage the capabilities of AMS, but has not yet licensed the intellectual property related to the same.  The projects are based on MEMS technology which the Company believes AMS can design and manufacture.  Our development projects are beginning in 2013 and may take up to two years or more to complete. There can be no assurance of the development and completion of these projects.

In April 2012, the Company formed Magnetic Sense Inc., a Delaware Corporation and a wholly-owned subsidiary of the Company, for the purpose of holding and developing the rights to the Company's magnetic sensor technologies. The Company has not had any operating activity in this subsidiary since inception.

AMS

AMS is a MEMS and Spintronics design and manufacturing fab with process manufacturing capabilities, process intellectual property and commercial experience in manufacturing for the MEMS and Spintronics markets.  AMS’s experience is in manufacturing MEMS and Spintronics devices designed by AMS customers.  AMS currently makes magnetic compassing sensors serving the location based services segment of the mobile handset market, as well as a number of sensors, switches and other MEMS devices, all of which are considered to be one segment.

AMS and its predecessor have a 13 year history of manufacturing magnetic tape read/write heads and other magnetic components as well as a variety of MEMS components for customers in the computer, medical, military and other industries.

Technology

MEMS technology is the design and manufacture of micro machines on silicon or other wafers. These machines range from microphones and switches to a wide variety of other devices, including many types of sensors. AMS has capabilities in the process manufacture of MEMS devices.

Spintronics harnesses the spin state of electrons to store data. The spin of an electron is a quantum property that makes the electron act like a tiny magnet. This property, detected as a weak magnetic force, can be used to encode information and then read the same. In terms of scale and cost, Spintronics devices use one or a group of atoms in place of transistors. Conventional electronics employs the accumulation or movement of electrons (or other carriers of electric charge, especially semiconductor devices) to encode and convey information, for example, through the use of transistors.  Spintronic devices do not need an electric current to retain their "spin". That means Spintronic devices do not require power to retain memory, and such devices will operate in high temperature or radiation environments. Some advantages of Spintronics applications are potentially lower power use and a smaller footprint than electrical devices used for information processing. AMS has developed capabilities in the manufacture of Spintronics devices through its experience manufacturing MEMS/Spintronics tape read write heads.

Magneto resistive (“MR”), giant magneto resistive (“GMR”), anisotropic magneto resistive (“AMR”) and magnetic tunnel junction (“MTJ”) technology constitute the basic building blocks of Spintronics sensors.  AMS has experience in manufacturing using MR, GMR and AMR and is developing MTJ manufacturing experience.

AMS’s predecessor entered the sensor market using AMR technology in 1999, designing and building tape read / write heads. To increase its market share and become a more substantial player in the more advanced and newer MR sensor categories, AMS is upgrading its GMR capabilities, and is in the process of developing MTJ technology.

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

AMS holds five (5) US patents expiring from 2021 to 2026 and has filed several patent applications.  In addition, it is the assignee of a license for an additional approximately 50 US patents expiring through 2020.  The license agreement has no royalties and no material covenants.

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

Current Products

Magnetic Compassing Sensors

AMS is in production of magnetic compassing sensors for one customer. The sales of sensors to this customer which were significant in the first quarter of 2012, were curtailed in June 2012, and have resumed during the first quarter of 2013.  AMS has a supply agreement with such customer expiring in 2018 which provides for an increasing amount of sensor manufacture.  AMS has opportunities to supply other companies with this product in 2013 and thereafter based on development agreements entered into or being negotiated. See “Products in Development” for information regarding a new sensor designed by AMS.

MEMS Switches

AMS fabricates MEMS switches for several customers and is in discussion with additional customers to manufacture this product for them.  MEMS switches provide advantages in mobile, medical and industrial markets replacing semiconductor-based solid-state switches.  MEMS RF switches are entering the mobile handset market and there are multiple switches per phone.  AMS does not currently supply switches for mobile phones but expects to do so in the near future.

Products in Development

New product development by AMS is presently focused on the next generation of the current components manufactured by it, and provides a significant portion of AMS’ revenues. AMS seeks, upon conclusion of a successful development project, to conduct, or share in, the manufacturing of products in commercial quantities.

Three Axis Magnetic Compassing Sensors

AMS is completing development of a magnetic compassing sensor based on a three axis, single planar sensor chip and is expected to be in production in the second half of 2013, but there can be no assurance of the same. Three axis sensors will offer reduced assembly cost and increased reliability.  W After development is completed we will seek customer testing and acceptance.

MEMS Switches for Industrial Application

AMS has been developing a MEMS industrial switch which has application to a wide number of industrial devices. AMS has substantially completed development and is discussing manufacture of the switches in commercial quantities.

Magnetics for Molecular Diagnostics

AMS is in the prototype stage of fabricating a protein chip for a customer who is commercializing assay platforms for the molecular diagnostic market and is expected to enter production in 2013, but there can be no assurance of the same.  The initial product is focused on cancer diagnostics.  The chip, utilizing magnetic fields, measures nanotag-labeled antibodies detecting cancerous proteins at very minute concentrations in the sample.  The advantage of early and very low level detection is critical for treatment and extended survival rates.  Development of process manufacturing is expected to be completed in 2013.

Friend or Foe Detection

We are carrying out refinement of a MEMS based friend or foe signaling product and expect to be in commercial production by the beginning of 2014.

Marketing

AMS sales are made by contacts by our executive officers to generate new leads. If and when we develop standard product offerings of sensors and other devices, we plan to develop a network of distributors and sales representatives for sale of such products.

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

Backlog

We consider backlog to be firm, non-cancellable orders for AMS manufacturing.  Our backlog at April 1, 2013 was approximately $1,337,000 as compared with approximately $1,059,000 at April 1, 2012.

Research and Development

AMS has not done research and development on product design except for the tri axis magnetic sensor, but rather carries out manufacturing process development, typically under development agreements with customers.

Manufacturing

AMS manufactures MEMS and Spintronics devices on 6 inch silicon wafers for customers, and carries out all of the processes at its fab in Shrewsbury, Massachusetts, and maintains all necessary equipment for that purpose at that location.  It does not, at present, dice the devices from the wafer or package the same, or integrate the packaged devices with circuitry, but plans to carry out some or all of these value added functions by adding equipment in 2013 and 2014.

Raw materials include silicon wafers and a variety of metallic and other materials integrated with the same, all of which are readily available from several sources.  Suppliers of silicon wafers include Semi-Metals LLC and Silicon Valley Microelectronics, Inc. and suppliers of precious metals and similar materials include Materion Inc., AZ Electronic Materials USA Corp., Doe & Ingalls, Inc. and MicroChem Corp.

Quality

AMS is required to meet the quality and reliability requirements of customers who incorporate AMS made components in their end products for the military and implanted medical device markets. AMS experiences relatively high product yields from the wafers it produces.

Competition

The traditional competitor to magnetic resistive sensors made by AMS has been Hall Effect devices, which are produced by a number of companies.  However, for high sensitivity magnetic compassing applications, MR sensors have begun to replace Hall Effect devices because of MR sensors’ combination of size, power, cost and performance.

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

In regards to new entrants to the market, the capital costs for MEMS and Spintronics development, production equipment and fabrication facilities are very high as they involve the processes to deposit, control and measure magnetic thin-films which are performed by high-vacuum deposition, photolithography and chemical etching and plating processes. The know-how to design the films and fabricate these complex systems with high quality requires knowledge accumulated over many years and is very difficult to replicate. Although the fabrication processes associated with magnetic sensors are somewhat related to semiconductors, they are special in both materials and expertise and do not translate easily.  These factors are believed to be a significant barrier to entry into MEMS-Spintronics industry.

Facilities

The Company has an office in Canandaigua, NY for a term expiring December 2013 with an option to renew.

AMS occupies 40,000 square feet in Shrewsbury MA through June 30, 2013, including a fully equipped approximately 20,000 square foot class 100 clean room fab, with class 10 ‘mini-environments’ for critical processes (such numbers refer to the maximum number of particles per cubic meter of air). The fab is equipped with necessary infrastructure including backup electrical power, deionized water, HEPA filters, air handlers, air conditioning, cooling water, dry air and nitrogen. We are negotiating an extension of this lease.

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

Employees

As of March 1, 2013, AMS had 36 employees at its Shrewsbury Mass facility, including nine (9) engineers , 24 operations personnel and three (3) finance and administration personnel. The Company had four (4) employees, all of whom are executive officers. The Company believes its employee relations are good.

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

Risks Related to the Company

We have a history of losses.

We have incurred losses for the three years ended December 31, 2012. While we believe our operations have substantially improved, there can be no assurance that we will be able to report profitable operations subsequent to December 31, 2012. Additional losses will impose financial and operational pressure on the Company and would adversely affect the value of our Common Stock.

We will need additional financing.

In 2011, we completed financings that enabled the acquisition of, and financing for, our AMS operations, including additional equipment.  In 2012, we required and received financing to fund operations after our largest customer curtailed its orders. Substantial financing will be required to sustain operations and to accelerate in the growth of AMS operations, and also for our proposed product development activities, in that general order. We are seeking arrangements for such additional financing but we can not assure we will be able to obtain the same. Failure to obtain the same could result in a termination of operations or a nominal growth rate if only some of the financing is obtained.

In 2012 our major customer curtailed its order.

In the second quarter of 2012, a customer that had accounted for more than 75% of our revenues for the preceding 12 months curtailed its orders. As a result, we reduced staff, accelerated development work and had to borrow money to fund day-to-day operations. The curtailment negated the profitability of the first quarter and resulted in a substantial loss for the year 2012.

Equipment owned by a customer must be replaced.

The company previously reported an Equipment Purchase and Usage Agreement with a customer covering several key pieces of equipment along with a number of other items in the AMS fab. Only two pieces remain at AMS and for those two, management has signed an Memorandum of Understanding with the company’s management for disposition of the remaining tools one of which will be decommissioned and shipped to the customer mid-2013 and the last piece is to be repurchased from the customer so that AMS can make necessary upgrades to the tool to be able supply product to the customer as well as others. The time this latter tool will be down for the upgrade could have a short term material adverse effect on our business and the repurchase of this tool must be completed.

A significant amount of equipment we use is under sale-leaseback.

The predecessor of AMS, in order to obtain financing, engaged in several sale and leaseback transactions of a significant amount of equipment used by it. The equipment includes one tool which is critical to AMS operations and a variety of other tools that can be replaced with advance planning. Although rental payments are not significant and AMS is otherwise in material compliance with its obligations there is always the possibility that the lessor may seek to terminate a leaseback arrangement.  If AMS were to lose possession of this equipment, it would have a material adverse effect on our business.

We require additional equipment to effect business growth.

In order to be able to achieve higher and more economical volumes of product manufacture, and to manufacture a greater diversity of products, we will require additional equipment. The more economical strategy for acquisition of this equipment is in resale markets, and there is no assurance we will be able to purchase the same in such markets.  We have not identified funding for substantial additional equipment. Failure to acquire such additional equipment would adversely affect our ability to substantially increase our future revenues.

The Company’s tangible and intangible asset values may be impaired.

The balance sheet of the Company as of December 31, 2012 and 2011 reflects what are considered fair values for the tangible and intangible assets of the Company including the AMS acquisition.  Future events may result in a conclusion that there has been an impairment in these values.  If there is such an impairment, the Company will be required to take write-offs in the value of its tangible and intangible assets, the total of which could be material.

Present economic conditions and those related to debt markets are extremely uncertain.

At the present time, the United States economy, on which the Company depends for its growth, is experiencing a long period of slow growth and uncertainty.  Likewise, there are uncertainties and disruptions in the United States’ debt markets.  These uncertainties insofar as they affect the Company, may have a material adverse effect on the Company’s business and prospects.

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

We face competitive pressures.

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

Our product and development is based on intellectual property rights and is subject to factors that can adversely affect the same.

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

Our business includes the continuing review of intellectual property of high quality and commercial utility for relatively small committed costs.  Obtaining the same depends on the efforts, personal relationships and reputations of our directors and officers with the sources of such intellectual property, namely universities and industrial companies.  In addition to knowing of such intellectual property, we would have to negotiate license agreements with the intellectual property holders and we face substantial competition for licensing of such intellectual property from other developers, many of which have substantially greater financing and may have significantly greater technical resources and marketing channels.

The loss of the services of any of our key employees would result in material damage to our business.

Our success depends, to a material degree, on the continued contribution of our key management employees including David R. Smith, CEO and Glenn J. Fricano, President and COO and Harmandip Kullar, CFO. In addition, we have a small development and engineering team, and the loss of the services of any such persons would be materially detrimental to our development and would represent a loss of expertise which is critical to the development of our business. We presently do not have key man life insurance on any of our officers or directors except for Glenn Fricano.

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

Grants from federal government agencies are made for the development of technologies which they may consider strategically important, and for which there may presently not be a substantial commercialization opportunity.  Grants from state and local government agencies are often made to promote employment and other economic activity.  We consider grants very beneficial since they generally do not require repayment or transfer of intellectual property rights.  Obtaining grants is highly competitive, requires substantial efforts and involves appropriate contacts with governmental agencies and suitable technologies for development, and there can be no assurance that we will be able to obtain the same.  AMS currently has only one small development program funded by a government grant.

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

We may lose business and revenue if we are unable to produce to meet customer demand.

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

New regulations related to “conflict minerals” may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our reputation with customers.

On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the SEC adopted new requirements for companies that use certain minerals and metals, known as “conflict minerals”, in their products, whether or not these products are manufactured by third parties. These requirements will require companies to perform due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of semiconductor devices, including our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free.

Risks Related to the Company’s Common Stock

There is no active trading market for the Common Stock

There is very little trading of our common stock because, among other reasons, the Company has not sought to promote itself aggressively in financial markets. As a result, price quotations for the Company’s common stock are not derived from an active trading market and may not be indicative of the value of our common stock.

We became a public company through the merger with a “public shell company”.

There are risks associated with becoming a public company through a “public shell company” or “alternative public offering.” For example, security analysts of major brokerage firms may not provide coverage of the Company since there is little to no incentive to brokerage firms to recommend the purchase of its Common Stock. No assurance can be given that brokerage firms will want to conduct any secondary public offerings on behalf of the Company in the future. We have conducted due diligence on the public shell company.  However, the due diligence process may not have revealed all material liabilities of the Company currently existing or which may be asserted in the future.  Any such liabilities, if material, could harm the Company’s revenues, business, prospects, financial condition and results of operations.

The requirements of being a public company may strain the Company’s resources and distract management.

As a public company, the Company is subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).  These requirements are extensive.  The Exchange Act requires that the Company file annual, quarterly and current reports with respect to its business and financial condition.  The Sarbanes-Oxley Act requires that the Company maintain effective disclosure controls and procedures and internal controls over financial reporting.  In order to maintain and improve the effectiveness of its disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight is required.  This may divert management’s attention from other business concerns, which could have a material adverse effect on the Company’s business, financial condition and results of operations.  Effective internal controls, particularly those related to revenue recognition, are necessary for the Company to produce reliable financial reports and are important to help prevent fraud.  Furthermore, the Company anticipates that it will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404b and other requirements of the Sarbanes-Oxley Act that may become applicable,

Our management has had only limited experience in managing and operating a public company.

Our management has now had only limited experience in managing and operating a public company.  Any failure to comply with federal securities laws, rules or regulations could subject us to fines or regulatory actions, which may materially and adversely affect our business, results of operations and financial condition.  We may not be able to meet the filing and internal control reporting requirements imposed by the Securities and Exchange Commission resulting in a possible decline in the price of our Common Stock and our inability to obtain future financing.

The Company’s current principal stockholders have significant influence over the Company and they could delay, deter or prevent a change of control or other business combination or otherwise cause the Company to take action with which you may disagree.

The Company’s officers and directors and principal stockholders beneficially own the majority of the Company’s voting shares. Because of the percentage of voting in these stockholders, it would be difficult for other stockholders to propose and have approved proposals not supported by management.  There can be no assurances that matters voted upon by the Company’s officers and directors in their capacity as stockholders will be viewed favorably by all stockholders of the Company.  This concentration of voting may have the effect of delaying, preventing or deterring a change in control of the Company.  It could also deprive the Company’s stockholders of an opportunity to receive a premium for their shares as part of a sale of the Company and it may affect the market price of the Common Stock.

Additionally, due to nine months of consecutive losses as of December 31, 2012, the shareholders of the Series A Preferred Stock obtained the ability to elect a majority of the Board of Directors. This right constituted a change of controlling financial interest without the transfer of consideration to the shareholders of the Series A Preferred Stock. As of the filing of this document, the shareholders of the Series A Preferred Stock have not exercised their right to elect a majority of the Board of Directors.

The Company’s Common Stock may not be listed on a national securities exchange.

The Company intends to seek the listing of its Common Stock on a national securities exchange at some time in the future, assuming that it can satisfy the initial listing standards for such.  The Company cannot ensure that it will be able to satisfy such listing standards or that it’s Common Stock will be accepted for listing on any such exchange.  Should the Company fail to satisfy the initial listing standards of such exchanges, or its Common Stock is otherwise rejected for listing, the trading price of its Common Stock could suffer, the trading market for its Common Stock may be less liquid, and its stock price may be subject to increased volatility.

The market price of Registrant’s Common Stock could be volatile and subject to fluctuations.

The market price of our Common Stock is likely to be volatile and could be subject to wide fluctuations in response to a number of factors, including:

•	announcements of acquisitions by the Company or business initiatives by the Company’s competitors;
•	quarterly variations in its revenues and operating expenses;
•	impairments of tangible and intangible assets;
•	dilution caused by the Company’s issuance of additional shares of Common Stock and other forms of equity securities, which it expects to make in connection with future capital financings to fund its operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;
•	changes in expectations as to the Company’s business, prospects, financial condition, and results of operations;
•	significant sales of the Company’s Common Stock, including sales by selling stockholders and by future investors in future offerings it expects to make to raise additional capital;
•	changes in the valuation of similarly situated companies, both in the Company’s industry and in other industries;
•	fluctuations in interest rates and the availability of capital in the capital markets;
•	departures of key personnel; and
•	regulatory considerations

If the Company issues additional shares of Common Stock in the future, it will result in the dilution of its existing stockholders.

The Company’s Board of Directors may choose to issue some or all shares authorized to provide additional financing in the future.  The issuance of any such shares may result in a reduction of the book value and market price of the outstanding shares of the Company’s Common Stock.  If the Company issues any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders.

The Company has the right to issue additional shares of preferred stock, which may adversely affect the voting power of the holders of the other securities and may deter hostile takeovers or delay changes in management control.

The Company could issue additional shares of preferred stock from time to time in one or more series, and with such preferences as the Board of Directors may determine from time to time.  The Board of Directors, without further approval of stockholders, would be authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights, liquidation preferences and other rights and restrictions relating to any series of its preferred stock.  Issuances of shares of preferred stock, while providing flexibility in connection with possible financings, acquisitions and other corporate purposes, could, among other things, adversely affect the voting power of the holders of the other securities and may, under certain circumstances, have the effect of deterring hostile takeovers or delay changes in management control.

The Company has issued Series A Preferred Stock with significant rights which are senior to the rights of the Common Stock and could elect a majority of our Board of Directors.

Holders of the Series A Stock have a liquidation preference, which means that upon a sale or liquidation, such holders are entitled to receive the first proceeds before any distribution on the Common Stock, or to participate with the Common Stock if that is more beneficial to such holders. Due to nine months of consecutive losses as of December 31, 2012, the shareholders of the Series A Preferred Stock obtained the ability to elect a majority of the Board of Directors. This right constituted a change of controlling financial interest without the transfer of consideration to the shareholders of the Series A Preferred Stock. As of the filing of this document, the shareholders of the Series A Preferred Stock have not exercised their right to elect a majority of the Board of Directors.

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

The Securities and Exchange Commission (“SEC”) has adopted regulations that generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of the Company’s common stock is currently less than $5.00 per share and therefore is a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell the Company’s common stock and may affect the ability of investors hereunder to sell their shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company has an office at 5297 Parkside Drive, Canandaigua, NY 14424. The premises is held under a lease expiring on December 31, 2013, with a renewal option to December 31, 2014 and with a rental of approximately $16,800 per annum.

The Company’s AMS fab is an approximately 20,000 square foot office and 20,000 square foot clean room located at 333 South Street, Shrewsbury, Massachusetts.  The lease expires on June 30, 2013 and renewal negotiations will commence in the near future.   The base rent under the lease is approximately $1,200,000 per annum through June 30, 2013.  In addition, the Company reimburses the landlord for the Company’s utility expenses at a rate of approximately $110,000 per month, adjusted up or down for the final utility bill for such month. The AMS facility is fully equipped for the fabrication of MEMS and Spintronics device wafers. The Company estimates that if the facility is operated on full shifts, it can meet anticipated production requirements for at least the next three years. An extension of the lease is being negotiated.

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

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) The Common Stock of the Company is quoted on the Over the Counter Bulletin Board.

The following table sets forth the high and low sales quotations for the Common Stock during the two most recent fiscal years. The prices reflect inter-dealer prices without retail mark-ups, mark-downs or commissions and may not represent actual transactions.  The following table does not, for the period from January 1, 2011 to September 23, 2011, reflect a 1:400 Common Stock combination effective on such latter date.

		Common Stock Sales Prices
	High	Low
Symbol “CMSF” (not reflecting 1:400 combination)

Year Ended December 31, 2011

January 1, 2011 – March 31, 2011	$0.3	$0.008

April 1, 2011 – June 30, 2011	$0.3	$0.008

July 1, 2011 – September 30, 2011	$0.3	$0.013

Symbol “MANY” (post 1:400 combination)

October 1, 2011-December 31, 2011	$6.48	$1.05

Year Ended December 31, 2012

January 1, 2012 – March 31, 2012	$4.00	$3.50

April 1, 2012 – June 30, 2012	$3.50	$3.50

July 1, 2012 – September 30, 2012	$4.00	$3.00

October 1, 2012 – December 31, 2012	$3.00	$3.00

(b)                 As of April 1 2013, there were 89 holders of record of the Common Stock of the Company.

(c)                 The Company has not declared or paid any cash dividends on its Common Stock and has no plans to pay any cash dividends on its Common Stock in the foreseeable future.

The following table provides information about shares of our Common Stock that may be issued upon the exercise of options under all of our existing compensation plans as of December 31, 2012.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Plan Category
Equity compensation plans not approved by security holders (750,000 shares authorized)	473,500	$3.50	276,500
Total	473,500	$3.50	276,500

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

Overview

From 2009 to August 10, 2011, the Company was considered a shell company, in that it did not have significant assets and conducted no operations. On August 10, 2011, the Company’s wholly owned subsidiary merged with and into Plures Holdings, Inc. (formerly known as Plures Technologies, Inc.). Plures Holdings, Inc. was and is the holder of 95% of the outstanding common stock of Advanced MicroSensors Corporation (“AMS”). AMS and its predecessor (AMS Inc.) have been in business for approximately 12 years and are based in Shrewsbury, Massachusetts. The business of AMS is the design and fabrication of micromechanical electrical systems (MEMS) including, in some instances magnetic components (Spintronics), and principal activities include the fabrication of magnetic compass sensors and MEMS switches.

In April 2012, the Company formed Magnetic Sense Inc., a Delaware Corporation and a wholly-owned subsidiary of the Company, for the purpose of holding and developing the rights to the Company's magnetic sensor technologies. The Company has not had any operating activity in this subsidiary since inception.

Critical Accounting Policies

Principles of consolidation

The consolidated financial statements include the Company, and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Allowance for Doubtful Accounts

The Company’s policy is to maintain allowances for estimated losses from the inability of its customers to make required payments. Credit limits are established through a process of reviewing the financial results, stability and payment history of each customer. Where appropriate, the Company obtains credit rating reports and financial statements of customers when determining or modifying credit limits. The Company’s senior management reviews accounts receivable on a periodic basis to determine if any receivables may potentially be uncollectible. The Company includes any accounts receivable balances that it determines may likely be uncollectible, along with a reserve for estimated probable losses based on historical experience, in its overall allowance for doubtful accounts. An amount would be written off against the allowance after all attempts to collect the receivable had failed. Based on the information available to the Company, it believes the allowance for doubtful accounts is adequate.

Income taxes

Deferred income tax assets and liabilities arise from temporary differences associated with differences between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates which are expected to be in effect when these differences reverse.  Deferred tax assets and liabilities are classified as current or noncurrent, depending on the classification of the assets and liabilities to which they relate.  Deferred tax assets and liabilities not related to an asset or liability are classified as current or noncurrent depending on the periods in which the temporary differences are expected to reverse.  The Company has recorded a full valuation allowance against its net deferred tax assets since management believes that, after considering all available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that the deferred tax assets at December 31, 2012 will not be realized. Management of the Company believes it has no material uncertain tax positions and, accordingly it will not recognize any liability for unrecognized tax benefits.

Inventories

Inventories are stated at the lower of cost or market. Costs are determined using the first-in, first-out method. The Company regularly reviews inventory quantities on hand and records a provision for excess and/or obsolete inventory primarily based upon estimated usage of its inventory as well as other factors.

Other Assets

At December 31, 2012, Management determined that the residual value of certain pure metal targets (“targets”) utilized in the Company’s manufacturing process should be recorded on their consolidated balance sheet at fair value. Previously, the Company recorded credits received from the reclamation of these targets against its new purchases. This treatment resulted in a balance sheet presentation that did not reflect the residual value of the targets. The Company has recorded $313,350 for the fair value of the targets in other current assets and cost of revenue as of and for the year ending December 31, 2012, respectively. This results in a decease to accumulated deficit, gross loss, operating loss, net loss and comprehensive loss, net loss attributable to Plures Technologies, Inc. of $313,350 and a decrease to loss per share of $0.07 as of and for the year ended December 31, 2012. Management does not consider the cumulative correction to cost of revenue to be qualitatively material to the Company’s current period consolidated financial statements. Management determined that the understatement of assets and gains, of approximately $286,000, as of and for the year ended December 31, 2011, was not qualitatively material to the Company’s prior period consolidated financial statements, as the fair value of the pure metals would have been recorded to other current assets in the consolidated balance sheet and to gain on purchase in the consolidated statement of operations as part of the transaction to acquire substantially all of the assets and liabilities of AMS Inc., through its wholly owned subsidiary, AMS Corp. On a continuous basis in accordance with Financial Accounting Standards Board (FASB) ASC (Accounting Standards Codification) Topic 820, Fair Value Measurement and Disclosures, (ASC 820), Management will determine the fair value of the targets using level 1 inputs of the spot price of metals and will record any gains or losses on the fair value in cost of revenues.

Intangible Assets

Intangible assets are evaluated for impairment whenever events or circumstances indicate the carrying amount of the assets may not be recoverable.  Intangible assets subject to amortization were the result of the Company’s acquisition of AMS, Inc., the predecessor to AMS.

Revenue Recognition

The Company recognizes revenue when (i) evidence of arrangement exists, (ii) delivery has occurred, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. Revenue from the sale of products and prototypes is recognized upon delivery, or upon customer acceptance for transactions where customer acceptance is stipulated, and when all other revenue recognition criteria have been met. Revenue from engineering development services is recognized over the term of the agreement as services are performed and when all other revenue recognition criteria have been met. Engineering development services include non-refundable deposits which are deferred upon invoicing and recognized in accordance with the Company’s revenue recognition policy.

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

Convertible Debt

The Company records a discount to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying preferred stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized to noncash interest expense using the effective interest rate method over the term of the related debt to their date of maturity.

If a security or instrument becomes convertible only upon the occurrence of a future event outside the control of the Company, or, is convertible from inception, but contains conversion terms that change upon the occurrence of a future event, then any contingent beneficial conversion feature is measured and recognized when the triggering event occurs and contingency has been resolved.

Results of Operations

Years Ended December 31, 2012 and 2011

Revenues for the twelve months ended December 31, 2012 were $5,541,444. The Company did not achieve forecasted revenues for the 2012 period due to a curtailment of orders from the Company’s largest customer in the second quarter of 2012. The Company’s revenues for 2011 of $4,622,685 were for only seven months as a result of the AMS acquisition in May 2011.

Cost of revenues for the year ended December 31, 2012 were $7,499,643 compared with $5,103,454 for the period ending December 31, 2011. As with revenue, the 2011 figures represent only seven months of AMS costs. The gross loss for 2012 is ($1,958,199) compared to ($480,769) for the 2011 period. Costs of the Company are fixed in the short term, however inventory write off, increased equipment related costs and revenue losses due to major customer curtailment resulted in a significant loss during 2012 as compared to 2011. These losses were offset by a prior year correction to recognize the reclamation value of deposition targets of approximately $300,000.

Operating expenses for the year ended December 31, 2012 were $2,477,380 as compared with $1,534,098 for the 2011 period, an increase of approximately $943,000. Research and development expenses accounted for approximately $141,000 with general and administrative expenses accounting for the remaining approximately $803,000 increase. Labor increased by approximately $336,000 due to 2012 having a full 12 months of AMS costs as compared with only seven months in the 2011 period. Severance pay of approximately $88,000 and stock compensation expense for employee stock option grants, restricted stock and other stock based compensation accounted for approximately $410,000 of the increase. These were offset by savings in expenses for consulting, legal and debt issuance.

Other expenses for the year ended December 31, 2012 were $51,419 which was made up of approximately $146,500 in debt related interest expense and approximately $31,450 in expense due to fair value change of warrant liability offset by approximately $126,500 of income the majority of which was generated due to reclaimed materials.

In 2011 other income was $804,568 which reflected primarily the gain on the acquisition of AMS of $1,652,523 offset by debt related interest expenses of $588,328.

As a result of the above, there was a loss for the year ended December 31, 2012 of $ 4,486,998 compared to a loss of $1,210,299 for the 2011 period, when the Company had AMS operations for only seven months.

Additionally, due to nine months of consecutive losses as of December 31, 2012, the shareholders of the Series A Preferred Stock obtained the ability to elect a majority of the Board of Directors. This right constituted a change of controlling financial interest without the transfer of consideration to the shareholders of the Series A Preferred Stock. As of December 31, 2012, the shareholders of the Series A Preferred Stock beneficially own, directly or indirectly, 37.2%f the voting securities of the Company. As of the filing of this document, the shareholders of the Series A Preferred Stock have not exercised their right to elect a majority of the Board of Directors.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the consolidated financial statements, the Company has an accumulated deficit, has suffered significant net losses and negative cash flows from operations, and has negative working capital, which raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

As reflected in the consolidated financial statements, the Company incurred a net loss of approximately $4.3 million for the year ended December 31, 2012.

As of December 31, 2012, the Company's liquidity was limited to cash on hand of $349,703. The Company is receiving funding from certain of its investors on a monthly basis while the Company is seeking to add funding from third parties. The Company cannot be certain that additional debt or equity or other funding will be available on acceptable terms, or at all. If the Company fails to obtain continuing funding when needed, it may be forced to scale back, or terminate operations, or seek to merge with or be acquired by another company.

For the year ended December 31, 2012 net cash used in operations was $3,038,784 compared to $1,284,928 for the 2011 period. The cash used for operating activities during the year ended December 31, 2012 and 2011 was due primarily to net losses of $4,468,998 and $1,210,299, respectively.

Cash flow used for investing activities during the year ended December 31, 2012 included $914,423 to acquire new equipment for AMS’ manufacturing operations. For December 31, 2011, cash used for investing activities of $1,948,259 included advances given to AMS’s predecessor ($750,000) prior to acquisition as well as  $1,378,695 to acquire new equipment for AMS’s manufacturing operation and cash received of $180,436 at AMS acquisition.

Cash flow from financing activities for the year ended December 31, 2012 was a total of $2,979,392. Proceeds of $1,431,182 are from convertible debt notes issued in October and December, $992,500 came from the sale of common stock in May 2012, and $603,594 was funds provided by a note payable to acquire additional equipment. These funds were offset by $45,867 in repayments on the note payable that began in October and $2,017 in reduction in payables to stockholders.

Cash flow from financing activities for the year ended December 31, 2011 was a total of $ 4,210,358. Proceeds of $3,102,441 net of issuance costs came from the sale of short term notes convertible into shares of its Class A Common Stock, and the sale of notes convertible into preferred stock of the Company upon the merger of Plures Holdings with a subsidiary of the Company, and finally the sale of common stock by the Company after the merger.

Additionally in October 2011, the Company and AMS entered into a loan agreement with the Massachusetts Development Financing Agency for up to $2 million.  The proceeds of this loan were used to fund equipment required for the AMS’s operation, which resulted in borrowings of $1,363,417 net of fees These funds were offset by $55,000 in reduction in payables to stockholders and $200,000 that serves as collateral for an irrevocable standby letter of credit that provides financial assurance that the Company will fulfill its obligations with respect to certain lease obligations.

Effect of New Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards” (Topic 820)—Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. The adoption did not have a material impact on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 increases the prominence of other comprehensive income in financial statements. Under ASU 2011-05, companies will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. ASU 2011-05 eliminates the option to present other comprehensive income in the statement of changes in equity and is applied retrospectively. For public companies, ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption did not have a material impact on the Company’s financial statements.

In December 2011, the FASB issued Accounting Standards Update No. 2011-12: Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 ("ASU 2011-12"). The Update defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. As part of this update, the FASB did not defer the requirement to report comprehensive income either in a single continuous statement or in two separate but consecutive financial statements. ASU 2011-12 is effective for annual periods beginning after December 15, 2011. The adoption did not have a material impact on the Company’s financial statements.

In July 2012, the FASB issued Accounting Standards Update No. 2012-02: Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). The Update is intended to reduce cost and complexity by providing an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. ASU 2012-02 is effective for fiscal years beginning after September 15, 2012. The Company does not expect the adoption to have a material impact on its financial statements.

On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the SEC adopted new requirements for companies that use certain minerals and metals, known as “conflict minerals”, in their products, whether or not these products are manufactured by third parties. These requirements will require companies to perform due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of semiconductor devices, including our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free. Companies must comply with the final rule for calendar year beginning January 1, 2013 with the first report due May 31, 2014.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See page F-1 – F-48

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended; the “Exchange Act”). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2012.  Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have determined that as of December 31, 2012, the disclosure controls and procedures were  effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a – 15(f) and 15d – 15(f) of the Exchange Act).  There are inherent limitations to the effectiveness of any internal controls, including the possibility of human error and the circumvention or overriding of controls.  Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.  We have assessed the effectiveness of our internal controls over financial reporting as of December 31, 2012.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Management concluded that, as of December 31, 2012, our internal control over financial reporting was effective based on the criteria established by the COSO Internal Control Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting. The annual report filed on Form 10-K for period ending December 31, 2011 did not include a report of management’s assessment regarding internal controls over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

During 2012, we engaged in intensive efforts to prepare for full compliance by documenting, reviewing and assessing our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework to enable management to make their report on internal controls set forth herein.

No change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth information concerning the directors and executive officers of the Company as of March 15, 2013

Name	Age	Position

David R. Smith	70	Chairman of the Board, Chief Executive Officer, Director

Glenn Fricano	60	President, Chief Operating Office, Director

Harmandip Kullar	50	Chief Financial Officer

Stuart M. Sieger	70	Vice President, Secretary, General Counsel, Director

Alan Fein	49	Director

Joshua Gottlieb	34	Director

Z. Eric Stephens	45	Director

We have a staggered Board of Directors. The terms of Messrs. Smith and Fricano will expire in or about June 2014, of Messrs. Fein and Gottlieb in or about June 2013 and of Messrs. Stephens and Sieger ended in or about June 2012.  Since there has been no election for these seats, such persons continue to act as directors until there is such an election. In the future, each director or his successor will be elected for a full term of three years.

The backgrounds of our directors and executive officers are as follows:

David R. Smith has been Chairman of the Board of Directors and Chief Executive Officer of the Company since August 2011.  Mr. Smith was the Chief Financial Officer for the Company from August 2011 to February 2012. Mr. Smith has been Chairman of the Board of Directors and Chief Executive Officer of Plures Holdings, Inc., the Company’s subsidiary (“Plures”) since February 2009.  Mr. Smith was Chairman of the Board of SensiVida Medical Technologies, Inc., a MEMS medical device company and a company registered under the Securities Exchange Act from November 2008 to December 2011.  From 2004 to 2008, Mr. Smith was principally employed as Chairman and then CEO of Infotonics Technology Center, Inc., a New York State Center for Excellence.  From 1998 to 2004 Mr. Smith was Corporate Research and Development Director of the Advanced Manufacturing Technology Group at Eastman Kodak Company.  In May 2004, Mr. Smith received the prestigious New York State David T. Kearns award for superior management from the then governor of New York State.  Mr. Smith is a Director of the Finger Lakes Regional Telecommunications Development Corp.  Mr. Smith has for a number of years been involved with the startups and development of technologies businesses.  Mr. Smith holds a BSEE degree from the University of Massachusetts, cum laude and an MSEE degree from the University of Rochester.

Glenn J. Fricano has been a director and President of the Company since August 2011.  Mr. Fricano has been a director of Plures since 2009 and President of Plures since 2010 and prior thereto and since February 2009, Vice President and Chief Business Development Officer of Plures.  From March 2007 to March 2009, Mr. Fricano was Vice President of Marketing and Sales of Infotonics Technology Center, Inc.  From 2004 to 2006, Mr. Fricano headed the MEMS division of Apogee Technology, Inc. regarding MEMS sensors and transdermal drug delivery.  From 2002 to 2004, Mr. Fricano operated Very Small Technologies, Inc. which acquired intellectual property and provided MEMS consulting.  From 1999 to 2002, Mr. Fricano worked as Vice President of Engineering and General Manager of Fab Operations, for Standard MEMS, Inc., supervising a staff of up to 130 MEMS scientists, engineers and production personnel.  Standard MEMS Inc. provided MEMS development, fabrication and commercialization services for the production of MEMS based devices.  From 1996 to 1999 Mr. Fricano worked with Standard MicroSystems, Inc. to convert its semiconductor fabrication facilities located in New York to a MEMS production facility. Mr. Fricano has led in the development and commercialization of products such as the first MEMS ink jet chips, MEMS pressure sensors, MEMS cell phone microphones, and in a number of processes relating to the manufacture and packaging of silicon chip based devices, among other products and processes over a period of 30 years.  Mr. Fricano has been involved with the development and operation of a number of MEMS based businesses.  Mr. Fricano received a BS degree from the New York State University at Stony Brook and completed most of the work for an advanced degree in physics.

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

Stuart M. Sieger has been Vice President and general counsel of the Company since August 2011, and a director of the Company since September 2011.  Mr. Sieger has been Vice President, Secretary and general counsel of Plures since February 2009 and a director of Plures since May 2011.  Mr. Sieger has been of counsel to Ruskin Moscou Faltischek, P.C., a Uniondale, New York law firm since 1999, and he specializes in corporate and securities law.  Prior thereto and since 1967, Mr. Sieger’s practiced with several firms in New York City in the area of corporate, securities and commercial law.  He has been involved in the formation, financing, operation and disposition of a number of entrepreneurial technology companies.  Mr. Sieger has had experience representing public companies and in representing technology based businesses.  Mr. Sieger holds a BA degree from Columbia College and an LLB degree from New York University School of Law.

Alan Fein has been a director of the Company since September 2011, and a director of Plures since May 2011.  Commencing in June 2009, Mr. Fein was principally employed as an investment banker with Wellfleet Partners, Inc., a registered representative that was instrumental in raising funds for the Company, and is serving as a director designee of such firm.  From 2004 to 2009, Mr. Fein was self employed in the field of real estate investment.  Mr. Fein has a number of years’ experience in financing operations like those of the Company.  Mr. Fein holds a BBA degree from Baruch College (CUNY) and a JD degree from Fordham Law School.

Joshua Gottlieb has been a director of the Company since September 2011, and a director of Plures since May 2011.  Mr. Gottlieb currently serves as a portfolio manager for Cedarview Opportunities Master Fund LP, an investor in the Company, which is a registered investment advisor that manages both a long-short credit opportunities hedge fund and separately managed accounts.  He is a director designee of Cedarview Opportunities Master Fund LP as a member of the Board of Directors.  Mr. Gottlieb has rendered management services to these entities since 2006. Prior thereto, from 2001 to 2005, Mr. Gottlieb was a fixed income research analyst at Miller Tabak Roberts, a brokerage firm with a focus in the trading and research of high-yield and distressed bonds.  Mr. Gottlieb has a number of years’ experience in financing operations like those of the Company.  Mr. Gottlieb holds a BS in Finance from Lehigh University.  He earned a CFA designation in 2006.

Z. Eric Stephens has been a director of the Company since September 2011.  Since 2006 Mr. Stephens has been chief operating officer of RENN Capital Group, Inc., a registered investment adviser, and vice president of RENN Global Entrepreneurs Fund, Inc. (“RENN Global”), a registered investment company and an investor in the Company.  His responsibilities at RENN include due diligence, portfolio monitoring and security selection.  Previously, Mr. Stephens was a director with CBIZ Valuation Group, a national valuation consulting firm.  While with CBIZ, he valued public and private companies, performed purchase price allocations and goodwill impairment tests, wrote fairness opinions and solvency opinions and acted as an expert witness.  Prior to working for CBIZ, Mr. Stephens was a staff accountant with the SEC.  Mr. Stephens has a background in the analysis of finance and operations of businesses like the Company.  Mr. Stephens holds a BA in economics and finance from Southwestern Oklahoma State University and an MBA from Texas A&M University.  He is also a chartered financial analyst.

Change of Control

Due to nine months of consecutive losses as of December 31, 2012, the shareholders of the Series A Preferred Stock obtained the ability to elect a majority of the Board of Directors. This right constituted a change of controlling financial interest without the transfer of consideration to the shareholders of the Series A Preferred Stock. As of December 31, 2012, the shareholders of the Series A Preferred Stock beneficially own, directly or indirectly, 37.2% f the voting securities of the Company. As of the filing of this document, the shareholders of the Series A Preferred Stock have not exercised their right to elect a majority of the Board of Directors.

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

Incentive stock ownership plan

We have adopted an incentive stock ownership plan (“ISOP”) to provide for the issuance of stock options and other equity based compensation for up to a maximum of 750,000 shares of Common Stock. Options under the ISOP are either “incentive,” which are meant to qualify under Section 422 of the Internal Revenue Code or “non-qualified,” which do not qualify as incentive options under the Code.  Subject to the terms of the ISOP, our Board of Directors is responsible for the administration of the ISOP, including the granting of awards and the determination of the purchase of options.  Under the ISOP, the exercise price for incentive stock options may not be less than one hundred (100%) percent of the fair market value of a share of our Common Stock at the time the option is granted but non-tax qualified options may be granted at lower prices.  The term of a stock option may be up to ten (10) years and each award will vest in accordance with a schedule determined by our Board of Directors at the time of grant.  Officers and key employees are eligible to receive options under the ISOP.  The ISOP will also cover phantom stock, restricted stock grants and other types of equity based compensation. As of December 31, 2012, options for 473,500 shares were issued and outstanding under the ISOP.

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

We have in effect directors’ and officers’ liability insurance in an annual aggregate amount of $5 million, which supplements the indemnification described above.

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

Stock Options

The second component of executive compensation is equity grants which have mainly come in the form of stock options. The Company believes that equity ownership is important to provide its Named Executive Officers with long-term incentives to better align the interests of executives with the interests of stockholders and build value for stockholders. In addition, the equity ownership is designed to attract and retain the executive management team. Stock options have value only if the stock price increases over time and, therefore, provide executives with an incentive to build the Company's value. This characteristic ensures that the Named Executive Officers have a meaningful portion of their compensation tied to future stock price increases and rewards management for long-term strategic planning through the resulting enhancement of the stock price. Stock options are granted as needed to supplement existing stock holdings.

Perquisites and Other Benefits

Our Named Executive Officers are eligible for the same health and welfare programs and benefits as the rest of the employees.

Tax and Accounting Considerations.

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), places a limit of $1,000,000 on the amount of compensation that we may deduct as a business expense in any year with respect to each of our most highly paid executives unless, among other things, such compensation is performance-based and has been approved by stockholders. The non-performance-based compensation paid to our executive officers for the 2011 fiscal year did not exceed the $1 million limit per executive officer. Accounting considerations also play a role in the design of our executive compensation program. Accounting rules, such as FASB ASC Topic 718-10, Share-Based Payment, require us to expense the cost of our stock option grants, which reduces the amount of our reported profits. Because of option expensing and the impact of dilution on our stockholders, we pay close attention to the number and value of the shares underlying stock options we grant.

Compensation of Named Executive Officers

The following table sets forth the compensation paid to each of Company’s Named Executive Officers for the two years ended December 31, 2012 for services to our Company in all capacities:

Summary Compensation Table

Name And Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)		Non- Equity Incentive Plan Compensa- tion Earnings ($)		Change in Pension Value and Nonquali- fied Deferred compen- sation Earnings ($)		All Other Compen- Sation ($)		Total ($)

David R. Smith, CEO, Chairman of the Board	2012 2011	$ $	31,000 35,000	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	31,000 35,000

Glenn Fricano, President	2012 2011	$ $	67,167 75,883	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 21,833	$ $	67,167 97,716

Harmandip Kullar, Chief Financial Officer	2012		$104,945		$0		$0		$0		$0		$0		$0		$104,945

Stuart M. Sieger, VP and general counsel	2012 2011	$ $	31,000 35,000	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	31,000 35,000

There were no salaries paid prior to 2011 for Messrs. Smith, Fricano and Sieger. Mr. Kullar was not hired until 2012.

Additional compensation for 2012 of $114,583 was deferred for Messrs. Smith, Fricano and Sieger following a curtailment of orders by our largest customer in the second quarter of 2012; Mr. Kullar’s salary was reduced from $120,000 as a result of this curtailment of orders but not deferred. For 2013, compensation is planned as follows: Mr. Smith at rate of $60,000, Mr. Fricano at rate of $130,000 and Mr. Sieger at rate of $60,000, and Mr. Kullar at rate of $120,000.

Grants of Plan-Based Awards

None of the named Executive Officers received an option grant in 2012 except for an option grant of 200,000 shares to Harmandip Kullar at $3.50 per share.

Compensation of Non-Employee Directors

The following is a table showing the director compensation for the year ended December 31, 2012:

DIRECTOR COMPENSATION

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)	Total ($) (h)
Alan Fein	$1,000	$17,580	$0	$0	$0	$0	$18,580
Joshua Gottlieb	$0	$0	$0	$0	$0	$0	$0
Z. Eric Stephens	$0	$0	$0	$0	$0	$0	$0

Directors' compensation is determined by the Board of Directors. The Board periodically grants directors stock in order to assure that they have proper incentives and an opportunity for an ownership interest in common with other stockholders

Our Board of Directors presently consists of David R. Smith, Glenn Fricano, Stuart Sieger, Alan Fein, Joshua Gottlieb, and Z. Eric Stephens.

In 2011, the Board of Directors adopted the Plures Technologies, Inc. 2011 Stock Option Plan covering a total of 600,000 shares of common stock issuable upon exercise of options to be granted under the Plan. In February of 2012, the Board of Directors increased the shares available under this plan to 750,000.

BOARD OF DIRECTORS

Our Board of Directors has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K with management. Based on our Board of Directors’ review of and the discussions with management with respect to the Compensation Discussion and Analysis, our Board of Directors recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2012 for filing with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of April 1, 2013 regarding the beneficial ownership of our Common Stock by each of our executive officers and directors, and as a group, and each person who, to our knowledge, beneficially owns five (5%) percent or more of our outstanding Common Stock.  Beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power and shares which that person or entity has the right to acquire within sixty days after April 1, 2013. The inclusion in this section of any shares deemed beneficially owned does not constitute an admission by that person of beneficial ownership of such shares.

Name of Beneficial Owner	Number of Shares		Percentage of Class(1)

David R. Smith	710,193	(1)	12.9%

Glenn J. Fricano	1,073,005	(1), (2)	19.4%

Harmandip Kullar	85,113	(3)	1.5%

Stuart M. Sieger	539,111	(2)	9.8%

Alan Fein	63,972	(4)	1.2%

Joshua Gottlieb	79,022	(5)	1.4%

Z. Eric Stephens	- 0 -	(6)	-0-%

Cedarview Opportunities Master Fund LP	999,007	(7)	16.9%

RENN Universal Growth Investment Trust PLC	3,083,312	(8)	38.3%

RENN Global Entrepreneurs Fund, Inc.	521,406	(8)	8.9%

Officers and Directors as a group	2,550,416	(1), (2), (3), (4), (5), (6)	45.5%

__________________________

(1)	Includes 22,222 shares issuable upon conversion of a note and exercise of a warrant. David R. Smith and Glenn Fricano are joint and several proxy voters of an aggregate of 226,624 shares of Common Stock, in which they disclaim a beneficial interest.

(2)	As to each of Glenn Fricano and Stuart M. Sieger, includes 22,222 and 22,224 shares respectively issuable upon conversion of a note and exercise of a warrant. Glenn Fricano is currently holding 164,594 of Common Stock to be transferred to Stuart Sieger only if and when transfer of the same will not cause Stuart Sieger’s ownership to exceed 10% of the issued and outstanding Common Stock of the Company.

(3)	Harmandip Kullar has been issued an option to purchase 200,000 shares of common stock, 40,000 shares of which are presently exercisable.

(4)	Alan Fein is an affiliate of Wellfleet Partners, Inc., and is the designee of such firm as a director of the Company. Does not include approximately 10,000 shares which will be released from restriction following the annual meeting of stockholders in 2013, if Mr. Fein is then serving as director, unless due to a failure to be re-elected.

(5)	Joshua Gottlieb is an affiliate of Cedarview Opportunities Master Fund, LP and disclaims beneficial ownership of shares of Common Stock held by such entity (see Note (7)). Mr. Gottlieb is the designee of such entity as a director of the Company. Does not include 10,000 shares which will be released from restriction following the annual meeting of stockholders in 2013, if Mr. Gottlieb is then serving as director, unless due to a failure to be re-elected.

(6)	Z. Eric Stephens is an affiliate of RENN Universal Growth Investment Trust PLC and RENN Global Entrepreneurs Fund, Inc., and disclaims beneficial ownership of shares of Common Stock held by such entities (see Note (8)). Mr. Stephens is the designee of such stockholders as a director of the Company.

(7)	Cedarview Opportunities Master Fund, LP is an affiliate of Burton Weinstein, who holds 69,023 shares, and Joshua Gottlieb, who holds 79,022 shares, and disclaims any beneficial interest in such Cedarview shares. Burton Weinstein has dispositive power over the Cedarview shares. Cedarview Opportunities Master Fund, LP owns convertible notes and warrants convertible into and exercisable for 400,000 shares of Common Stock.

(8)	RENN Universal Growth Investment Trust PLC owns shares of Series A Preferred Stock, convertible into an aggregate of 1,356,632 shares of Common Stock and convertible notes and warrants convertible into and exercisable for 1,208,334 shares of Common Stock, and RENN Global Entrepreneurs Fund, Inc. owns shares of Series A Preferred Stock convertible into an aggregate of 320,632 shares of Common Stock and convertible notes and warrants convertible into and exercisable for 75,000 shares of Common Stock. The Series A Preferred Stock votes on an as converted basis with the Common Stock. RENN Universal Growth Investment Trust PLC and RENN Global Entrepreneurs Fund, Inc. are affiliates and each disclaims any beneficial interest in the shares held by the other. Russell Cleveland has dispositive power over the RENN entities’ shares. RENN Universal and RENN Global, as the holders of the Company’s Series A Preferred Stock, may elect a majority of the Board of Directors.

As of April 1, 2013, the fully diluted common stock of the Company totaled approximately 9,679,766shares, not including up to 280,250 shares that could be issued under options that may be granted under the Company’s 2011 Stock Option Plan.

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

On or about May 25, 2012, the Company sold 166,667 shares of Common Stock to RENN Universal for the sum of $500,000 and issued it a warrant to purchase 83,334 shares of Common Stock initially at $3.50 per share for a period of five (5) years (the “Warrant”).  Also on such date, the Registrant sold 83,333 shares of Common Stock to RENN Entrepreneurial Fund Limited for $250,000 and issued it a warrant to purchase 41,666 shares of Common Stock.

In October and December 2012 the Company entered into 2% Secured Convertible Promissory Note agreements (the “Notes”) with RENN Universal , RENN Global, Cedarview, David R. Smith, Glenn J. Fricano and Stuart M. Sieger. Pursuant to the Notes, the Company sold an aggregate of $1,433,333 in principal and 477,778 warrants (the “2012 Note Warrants”) to purchase shares of the Company’s common stock. The Notes are payable in full 54 months from date of issuance, if and to the extent they are not sooner paid or converted. The Notes accrue simple interest at two percent (2%) per annum. The Notes are guaranteed jointly and severally by the Company’s subsidiaries and secured by all of the assets of the Company and by a pledge of each subsidiary’s securities, subordinate only to the Massachusetts Development Financing Agency (“MDFA”) lien. The Notes are convertible into common stock of the Company at $3.00 per share plus additional shares for any unpaid interest by the holders at any time prior to maturity. The Notes can be prepaid at any time at the option of the Company.

In January and February 2013 the Company entered into 2% Secured Convertible Promissory Note agreements (the “Notes”) with RENN Universal, RENN Global, and Cedarview. Pursuant to the Notes, the Company sold an aggregate of $666,666 in principal and 222,223 warrants (the “2013 Note Warrants”) to purchase shares of the Company’s common stock. The Notes are payable in full 54 months from date of issuance, if and to the extent they are not sooner paid or converted. The Notes accrue simple interest at two percent (2%) per annum. The Notes are guaranteed jointly and severally by the Company’s subsidiaries and secured by all of the assets of the Company and by a pledge of each subsidiary’s securities, only to the Massachusetts Development Financing Agency (“MDFA”) lien. The Notes are convertible into common stock of the Company at $3.00 per share plus additional shares for any unpaid interest by the holders at any time prior to maturity. The Notes can be prepaid at any time at the option of the Company.

In March 2013 the Company entered into 2% Secured Convertible Promissory Note agreements (the “Notes”) with RENN Universal , RENN Global, and Cedarview.. Pursuant to the Notes, the Company sold an aggregate of $333,333 in principal and 133,333 warrants (the “2013 Note Warrants”) to purchase shares of the Company’s common stock. The Notes are payable in full 54 months from date of issuance, if and to the extent they are not sooner paid or converted. The Notes accrue simple interest at two percent (2%) per annum. The Notes are guaranteed jointly and severally by the Company’s subsidiaries and secured by all of the assets of the Company and by a pledge of each subsidiary’s securities, only to the Massachusetts Development Financing Agency (“MDFA”) lien. The Notes are convertible into common stock of the Company at $2.50 per share plus additional shares for any unpaid interest by the holders at any time prior to maturity. The Notes can be prepaid at any time at the option of the Company.

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

Stuart M. Sieger, a member of the Board of Directors, is associated with Ruskin Moscou Faltischek, P.C. (“RMF”), counsel to Plures and, since August 10, 2011, the Company.  For the period commencing in March 2010 and ending May 23, 2011, such firm accrued approximately $173,000 of legal fees and disbursements for services to Plures Holdings, Inc. related to the acquisition of AMS and the Merger.  RMF continues to render services to the Company for SEC reporting and financings. During the period May 24, 2011 and ending December 31, 2011 such charges aggregated approximately $158,000 and for the year ended December 31, 2012, approximately $141,200.

Commencing in 2009, David R. Smith, CEO of Plures and now CEO of the Company, provided an office for Plures, and now the Company, at 4070 West Lake Drive, Canandaigua, NY at no charge to Plures Holdings or to the Company. Such office use was discontinued on or about December 31, 2011.

Director Independence

As of the date of this Report, Messrs. Gottlieb and Stephens are considered “independent” as defined under the Nasdaq Stock Market’s listing standards. In determining independence, the Board of Directors reviews whether directors have any material relationship with us. The Board of Directors considers all relevant facts and circumstances. In assessing the materiality of a director’s relationship to us, the Board of Directors is guided by the standards set forth below and considers the issues from the director’s standpoint and from the perspective of the persons or organizations with which the director has an affiliation. The Board of Directors reviews commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, if applicable. An independent director must not have any material relationship with us, either directly or indirectly as a partner, stockholder or officer of an organization that has a relationship with us, or any other relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The Board of Directors noted that Messrs. Gottlieb and Stephens are designees of stockholders of their representatives, but that each disclaimed beneficial ownership of the shares of such stockholders, respectively, and has indicated that they are serving in a representative capacity only.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for fiscal years ended December 31, 2012 and 2011 by our current accountants, Moody, Famiglietti and Andronico, LLP and our prior accountants, BDO USA LLP, Fees for 2012 include $38,000 and $67,250 for MFA and BDO respectively.

	2012	2011
Audit Fees (1)	$105,250	$138,600

Non-Audit Fees:	0	0
Related Fees(2)	0	0
Tax Fees(3)	0	5,200
All other Fees(4)	0	0
Total Fees billed	$105,250	$143,800

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The financial statements and exhibits filed as part of this annual report on Form 10-K are provided below:

See Index to Financial Statements page F-1

Exhibits

2(a)	Agreement and Plan of Merger and Reorganization (incorporated by reference to report on Form 8-K filed on May 25, 2011)

2(b)	Amendment to Agreement and Plan of Merger and Reorganization (incorporated by reference to report on Form 8-K/A filed on August 3, 2011)

2(c)	Second Amendment to Agreement and Plan of Merger and Reorganization (incorporated by reference to report on Form 8-K/A filed on August 4, 2011)

2(d)	Third Amendment to Agreement and Plan of Merger and Reorganization (incorporated by reference to report on Form 8-K/A filed on August 8, 2011)

2(e)	Asset Purchase Agreement between AMS Acquisition Corp. (now known as Advanced MicroSensors Corporation) and Advanced MicroSensors, Inc. and First and Second Amendments thereto. (incorporated by reference to report on Form 8-K/A filed on November 16, 2011)

3	Amended and Restated Certificate of Incorporation of CMSF Corp. (incorporated by reference to definitive information statement filed on August 29, 2011)

4	Certificate of Designation of Series A Preferred Stock. (incorporated by reference to report on Form 8-K/A filed on November 16, 2011)

10.1	Supply Agreement between MEMSIC, Inc. and Advanced MicroSensors, Inc. dated January 13, 2010 and amendment dated May 23, 2011, assigned to AMS. (*) (incorporated by reference to report on Form 8-K/A filed on November 16, 2011)

10.2	Equipment Agreements between MEMSIC, Inc. and Advanced MicroSensors, Inc. dated January 6, 2009 and January 13, 2010, assigned to AMS. (incorporated by reference to report on Form 8-K/A filed on November 16, 2011)

10.3	Technology License Agreement between Quantum Corporation and Advanced MicroSensors, Inc., dated June 21, 1999, assigned to AMS. (incorporated by reference to report on Form 8-K/A filed on November 16, 2011)

10.4	Facilities Lease Agreement between Worcester Citi Campus Corporation and Advanced MicroSensors, Inc. dated July 1, 2006 (“Facilities Lease”) assigned to AMS. (incorporated by reference to report on Form 8-K/A filed on November 16, 2011)

10.4(a)(b)(c)(d)	Amendment One to Facilities Lease dated May 18, 2007, Amendment Two to Facilities Lease dated January 30, 2009, Amendment Three to Facilities Lease dated September 29, 2010, and Amendment Four to Facilities Lease dated May 23, 2011. (incorporated by reference to report on Form 8-K/A filed on November 16, 2011)

10.5	Patent License from Advanced MicroSensors, Inc. to SpinIC, Inc dated January 26, 2009, assigned to AMS. (incorporated by reference to report on Form 8-K/A filed on November 16, 2011)

10.6	Equipment Purchase Usage Agreement between SpinIC, Inc. and Advanced MicroSensors, Inc. dated April 1, 2010. (*) (incorporated by reference to report on Form 8-K/A filed on November 16, 2011)

10.7	RENN Universal and RENN Global Convertible Notes dated May 23, 2011. (incorporated by reference to report on Form 8-K/A filed on November 16, 2011)

10.8	Amended and Restated 2011 Stock Option Plan. (incorporated be reference to report on Form 8-K filed on March 1, 2012)

10.9	Stock Exchange Agreement between Quantum Corp. and the Registrant dated April 13, 2012 (incorporated by reference to report on Form 8-K filed April 17, 2012)

10.10	Form of Stock Purchase Agreement (incorporated by reference to report on Form 8-K filed May 30, 2012)

10.11	Form of Securities Purchase Agreement, Promissory Note, Pledge and Security Agreement, Guaranty Agreement and Common Stock Purchase Warrant (incorporated by reference to report on Form 8-K filed November 19, 2012)

21	List of Subsidiaries. (filed herewith)

Exhibit 31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(*)	Confidential treatment has been granted for portions of this document, and the omitted material has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2013.

PLURES TECHNOLOGIES, INC.

By: /s/ David R. Smith
David R. Smith
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ DAVID R. SMITH David R. Smith	Chief Executive Officer	April 15, 2013

/s/ HARMANDIP KULLAR	Chief Financial Officer	April 15, 2013
Harmandip Kullar

/s/ ALAN FEIN	Director	April 15, 2013
Alan Fein

/s/ GLENN FRICANO	Director	April 15, 2013
Glenn Fricano

/s/ JOSHUA GOTTLIEB	Director	April 15, 2013
Joshua Gottlieb

/s/ STUART M. SIEGER	Director	April 15, 2013
Stuart M. Sieger

/s/ DAVID R. SMITH	Director	April 15, 2013
David R. Smith

/s/ Z. ERIC STEPHENS	Director	April 15, 2013
Z. Eric Stephens

Financial Statements

Plures Technologies, Inc. Index to Financial Statements

Advanced MicroSensors, Inc. Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Plures Technologies, Inc.

Canandaigua, New York

We have audited the accompanying consolidated balance sheet of Plures Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and the related consolidated statements of operations, changes in stockholders’ (deficit) equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Plures Technologies, Inc. and subsidiaries as of December 31, 2012 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Plures Technologies, Inc. and subsidiaries will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered significant net losses, negative cash flows from operations, has negative working capital and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moody, Famiglietti & Andronico, LLP

Tewksbury, MA

April 15, 2013

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors

Plures Technologies, Inc.

Canandaigua, NY

We have audited the accompanying consolidated balance sheet of Plures Technologies Inc. and subsidiary (the “Company”) as of December 31, 2011 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

As described in Note 14, the Company derived approximately 80% of its revenue from one customer for the year ended December 31, 2011, which is a concentration of credit risk as the loss of this customer would materially impact revenue and the results of operations.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Plures Technologies, Inc. and subsidiary as of December 31, 2011 and the results of their operations and their cash flows for the year ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Boston, Massachusetts

March 30, 2012

Plures Technologies, Inc.

Consolidated Balance Sheets

	December 31,
Assets	2012	2011
Current Assets
Cash and Cash Equivalents	$149,703	$1,123,518
Accounts Receivable, Net	351,178	247,885
Inventories	259,981	681,160
Prepaid and Other Current Assets	396,674	59,760
Total Current Assets	1,157,536	2,112,323

Equipment, Net	3,780,804	3,184,569

Intangible Assets, Net	1,466,961	1,724,528

Other Assets
Restricted Cash	200,000	200,000
Deferred Financing Fees	28,131	32,988
Total Other Assets	228,131	232,988

Total Assets	$6,633,432	$7,254,408

Liabilities and Stockholders' (Deficit) Equity

Current Liabilities
Current Portion of Note Payable	$286,191	$22,410
Accounts Payable	1,383,177	928,253
Accrued Expenses	708,816	808,414
Advances Payable to Stockholders	-	2,017
Deferred Revenue and Customer Deposits	86,410	30,257
Total Current Liabilities	2,464,594	1,791,351

Long-Term Liabilities
Note Payable, Net of Current Portion	1,601,456	1,296,029
Warrant Liability	111,811	80,357
Convertible Debt	13,082	-
Total Long-Term Liabilities	1,726,349	1,376,386

Total Liabilities	4,190,943	3,167,737

Commitments and Contingencies
Preferred stock $.001 par value, 5,000,000 shares authorized, 1,375,000 shares issued and outstanding at December 31, 2012 and 2011, respectively	2,750,000	2,750,000

Stockholders' (Deficit) Equity
Common stock $.001 par value, 50,000,000 shares authorized 4,786,526 shares issued and outstanding December 31, 2012, 4,418,793 shares issued and outstanding at December 31, 2011	4,787	4,419
Additional Paid-in-Capital	5,217,204	2,352,686
Accumulated Deficit	(5,608,323)	(1,307,117)
Total Plures Technologies, Inc, Stockholders' (Deficit) Equity	(386,332)	1,049,988
Non-Controlling Interest	78,821	286,683
Total Stockholders' (Deficit) Equity	(307,511)	1,336,671

Total Liabilities and Stockholders' (Deficit) Equity	$6,633,432	$7,254,408

 The accompanying notes are an integral part of these consolidated financial statements.

Plures Technologies, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2012	2011

Revenue	$5,541,444	$4,622,685

Cost of Revenue	7,499,643	5,103,454

Gross Loss	(1,958,199)	(480,769)

Operating Expenses:
Selling, General and Administrative	2,477,380	1,534,098

Operating Loss	(4,435,579)	(2,014,867)

Other (Expense) Income:
Other Income	94,000	1,648,764
Amortization of Debt Financing	-	(588,328)
Interest Expense	(145,419)	(255,868)

Total Other (Expense) Income, Net	(51,419)	804,568

Net Loss	(4,486,998)	(1,210,299)

Net Loss attributable to Non-Controlling interest	(185,793)	(98,317)

Net Loss attributable to Plures Technologies, Inc.	$(4,301,205)	$(1,111,982)

Net Loss Per Share
Basic and Diluted	$(0.93)	$(0.29)

Weighted Average Shares Outstanding
Basic and Diluted	4,631,827	3,883,428

 The accompanying notes are an integral part of these consolidated financial statements.

Plures Technologies, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2012	2011

Cash Flows from Operating Activities:
Net Loss	$(4,486,998)	$(1,210,299)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Bargain Purchase Gain	-	(1,652,523)
Stock Compensation Expense	419,135	54,051
Discount on Convertible Debt	13,082	-
Interest Related to Beneficial Conversion Feature	-	274,053
Amortization of Debt Issuance Costs	4,857	588,328
Interest on Convertible Debt Converted to Common Stock	-	9,304
Change Fair Value of Warrant Liability	31,454	-
Debt Discount on Note Payable	11,480	2,392
Interest on Advances to AMS Inc.	-	(57,326)
Depreciation	318,188	117,776
Amortization of Intangibles	257,567	156,472
Changes in Operating Assets and Liabilities, Net of Effects of Acquisition
Accounts Receivable	(103,293)	84,683
Inventories	421,179	(267,121)
Prepaid Expenses and Other Current Assets	(336,914)	(5,475)
Accounts Payable	454,924	333,637
Accrued Expenses	(99,598)	658,931
Deferred Rent	-	(392,678)
Deferred Revenue and Customer Deposits	56,153	20,867
Net Cash Used in Operating Activities	(3,038,784)	(1,284,928)

Cash Flows from Investing Activities:
Advances to AMS Inc.	-	(750,000)
Purchase of Manufacturing Equipment	(914,423)	(1,378,695)
Cash Received from Acquisition	-	180,436
Net Cash Used in Investing Activities	(914,423)	(1,948,259)

Cash Flows from Financing Activities:
Issuance of Convertible Debt, Net of Issuance Costs	1,431,182	2,408,941
Issuance of Common Stock, Net of Issuance Costs	992,500	693,500
Borrowings on Note Payable	603,594	1,363,417
Repayments on Note Payable	(45,867)	-
Restricted Cash	-	(200,000)
Reduction of Payable to Shareholders	(2,017)	(55,500)
Net Cash Provided by Financing Activities	2,979,392	4,210,358

Net (Decrease) Increase in Cash	(973,815)	977,171

Cash and Cash Equivalents, Beginning of Period	1,123,518	146,347

Cash and Cash Equivalents, End of Period	$149,703	$1,123,518

The Company paid cash interest during the twelve months ended 2012 and 2011 for $108,928 and $26,756, respectively

Non-Cash Investing and Financing Activities:
Conversion of convertible debt into preferred stock	$-	$2,000,000
Conversion of common stock into preferred stock	$-	$750,000
Conversion of convertible debt and interest into common stock	$-	$884,307
Issuance of Common Stock	$88,575	$-
Non-Cash Interest Expense	$27,267	$-

 The accompanying notes are an integral part of these consolidated financial statements.

Plures Technologies, Inc.

Statement of Stockholder’s (Deficit) Equity

	Preferred Stock		Common Stock		Additional Paid - In Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' (Deficit) Equity
	Number of shares	Amount	Number of shares	Amount

BALANCE AT DECEMBER 31, 2010	-	$-	4,028,200	$40,282	$1,038,646	$(195,135)	$-	$883,793
Issuance of Series A Convertible Preferred Shares	1,375,000	2,750,000
Net Effect of Plures Holding/CMSF Merger	-	-	(457,893)	(36,712)	36,713	-	-	1
Issuance of Common Stock for Finder's Fees	-	-	117,604	118	160,150	-	-	160,268
Issuance of Common Stock, Net of Issuance Costs	-	-	1,108,619	1,109	1,538,695	-	-	1,539,804
Beneficial Conversion Discount on Convertible Debt	-	-	-	-	274,053	-	-	274,053
Acquisition of AMS Inc - Non Controlling Interest	-	-	-	-	-	-	385,000	385,000
Issuance of Restricted Stock Award	-	-	17,000	17	36,557	-	-	36,574
Stock Compensation Expense	-	-	-	-	17,477	-	-	17,477
Conversion of Common Stock to Preferred Stock	-	-	(394,737)	(395)	(749,605)	-	-	(750,000)
Net Loss for the Period	-	-	-	-	-	(1,111,982)	(98,317)	(1,210,299)
BALANCE AT DECEMBER 31, 2011	1,375,000	2,750,000	4,418,793	4,419	2,352,686	(1,307,117)	286,683	1,336,671
Issuance of Restricted Stock Award	-	-	23,000	23	35,139	-	-	35,162
Issuance of Board Stock Award	-	-	10,000	10	34,990	-	-	35,000
Stock Compensation Expense	-	-	-	-	348,973	-	-	348,973
Issuance of Common Stock in Exchange for Non-Controlling Interest	-	-	1,400	2	22,068	-	(22,070)	-
Issuance of Common Stock and Warrants, Net of Issuance Costs	-	-	333,333	333	992,167	-	-	992,500
Warrants Issued with Convertible Debt	-	-	-	-	1,431,181	-	-	1,431,181
Net Loss for the Period	-	-	-	-	-	(4,301,206)	(185,792)	(4,486,998)
BALANCE AT DECEMBER 31, 2012	1,375,000	$2,750,000	4,786,526	$4,787	$5,217,204	$(5,608,323)	$78,821	$(307,511)

 The accompanying notes are an integral part of these consolidated financial statements.

Plures Technologies, Inc.

Notes to Consolidated Financial Statements

1. Basis of Presentation, the Company and Summary of Significant Accounting Policies

The Company

Plures Holdings, Inc. (“Holdings”) was formed December 24, 2008 (date of inception) in the State of Delaware.  Holdings was an entrepreneurial start-up company based in Upstate New York.  As of May 23, 2011, Holdings, through its subsidiary Advanced MicroSensors Corporation (“AMS Corp”), develops and manufactures thin film, magnetic and MEMS devices.

On September 30, 2010, Holdings entered into an Asset Purchase Agreement (“APA”) with Advanced MicroSensors, Inc. (“AMS Inc.” or “AMS”) to acquire substantially all of the assets and liabilities of AMS Inc., through its wholly owned subsidiary, AMS Corp.

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

On May 23, 2011, Holdings entered into an agreement with CMSF Corp. (name since changed to Plures Technologies, Inc., the Company), the stock of which was traded on the OTC Bulletin Board, and several related entities, providing for the merger of Holdings with a subsidiary of the Company such that Holdings would become a wholly owned subsidiary of the Company. On August 10, 2011, the merger contemplated by the agreement was consummated. As a part of the transaction, on May 23, 2011 Holdings borrowed a total of $2 million from the principal stockholders (“Lenders”) of the Company to be used to consummate the purchase by Holdings of the assets of AMS Inc., which it did on the same date.

On August 10, 2011 (the “Effective Time”), the Company consummated the reverse merger with Holdings as contemplated by the Merger Agreement. Pursuant to the Merger Agreement the name of the Company was changed from CMSF Corp. to Plures Technologies, Inc. In addition, Holdings became a wholly-owned subsidiary of the Company. At the Effective Time of the Merger each issued and outstanding share of Holdings was converted into .902 shares of common stock of the Company (after the effect of a subsequent 1 for 400 stock combination) with the stockholders of Holdings immediately receiving 85% of the Company’s common shares into which their Holdings shares were converted and the remaining 15% of the Company’s common shares (the “Holdback Shares”) issuable to the stockholders of Holdings withheld from issuance until February 2013 to satisfy any indemnification obligations of the stockholders of Holdings. In addition, certain promissory notes issued by Holdings to RENN Universal and RENN Global in the aggregate principal amount of $2,000,000 were converted into 1,000,000 shares of Series A Preferred Stock of the Company.

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

In April 2012, the Company formed Magnetic Sense Inc., a Delaware Corporation and a wholly-owned subsidiary of the Company, for the purpose of holding and developing the rights to the Company's magnetic sensor technologies. The Company has not had any operating activity in this subsidiary since inception.

Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the consolidated financial statements, the Company has an accumulated deficit, has suffered significant net losses and negative cash flows from operations, and has negative working capital, which raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

As reflected in the consolidated financial statements, the Company incurred a net loss of approximately $4.3 million for the year ended December 31, 2012.

Plures Technologies, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2012, the Company's liquidity was limited to cash on hand of $349,703. The Company believes that existing cash, along with additional future equity or debt financing will be adequate to support its planned level of operations. The Company is receiving funding from certain of its investors on a monthly basis while the Company is seeking to add funding from third parties. The Company is not certain that additional debt or equity or other funding will be available on acceptable terms, or at all.

Principles of Consolidation

The consolidated financial statements include the Company and its majority owned and controlled subsidiary, AMS Corp. The Company presents all of AMS Corp’s assets, liabilities, revenue and expenses, as well as the non-controlling interest in AMS Corp (representing the 5% equity interest in the entity not owned by the Company), in its consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation. At December 31, 2012 there was no operating activity in the Company’s wholly owned subsidiary Magnetic Sense Inc.

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

Cash and Cash Equivalents

Cash is held at financial institutions and includes bank demand deposit accounts and certain money market accounts.  At times account balances may exceed federally insured limits.  However, the Company has not experienced any losses in such accounts and does not believe it is exposed to significant risk in cash and cash equivalents.

Restricted Cash

The restricted cash serves as collateral for an irrevocable standby letter of credit that provides financial assurance that the Company will fulfill its obligations with respect to certain lease obligations. The cash is held in custody by the issuing bank, has restrictions as to withdrawal or use, and is currently invested in money market funds. Income from these investments is held in the account.

Fair Value of Financial Instruments

At December 31, 2012 the Company's financial instruments were comprised of cash and cash equivalents, accounts receivables and accounts payable and convertible debt.  The carrying amounts of which approximate fair market value.

Fair Value Measurements

In accordance with the accounting standards for fair value measurements and disclosures, the Company's assets and liabilities subject to fair value measurements are measured at fair value on a recurring basis as of December 31, 2012. Fair values determined by Level 1 inputs utilize observable data such as quoted prices in active markets. Fair values determined by Level 2 inputs utilize data points other than quoted prices in active markets that are observable either directly or indirectly. Fair values determined by Level 3 inputs utilize unobservable data points in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Plures Technologies, Inc.

Notes to Consolidated Financial Statements

Allowance for Doubtful Accounts

The Company’s policy is to maintain allowances for estimated losses from the inability of its customers to make required payments. Credit limits are established through a process of reviewing the financial results, stability and payment history of each customer. Where appropriate, the Company obtains credit rating reports and financial statements of customers when determining or modifying credit limits. The Company’s senior management reviews accounts receivable on a periodic basis to determine if any receivables may potentially be uncollectible. The Company includes any accounts receivable balances that it determines may likely be uncollectible, along with a reserve for estimated probable losses based on historical experience, in its overall allowance for doubtful accounts. An amount would be written off against the allowance after all attempts to collect the receivable had failed. The Company had booked allowances of $299,425 and $0 as of December 31, 2012 and 2011, respectively. Based on the information available to the Company, it believes the allowance for doubtful accounts is adequate.

Convertible Debt

The Company records a discount to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying preferred stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized to noncash interest expense using the effective interest rate method over the term of the related debt to their date of maturity.

If a security or instrument becomes convertible only upon the occurrence of a future event outside the control of the Company, or, is convertible from inception, but contains conversion terms that change upon the occurrence of a future event, then any contingent beneficial conversion feature is measured and recognized when the triggering event occurs and contingency has been resolved.

Debt Issuance Costs

Debt issuance costs relate to finders’ fees and legal fees associated with the issuance of the $875,000 convertible debt in 2011.  Amortization expense related to these issuances for the twelve month period ended December 31, 2011 was $139,710.  There were no deferred debt costs related to these issuances at December 31, 2012 as the notes were converted to common stock on May 23, 2011.

In addition, debt issuance costs relate to finders’ fee and legal fees associated with the issuance of the $2,000,000 convertible debt on May 23, 2011.  Amortization expense related to these issuances for the year ended December 31, 2011 was $448,618. There were no deferred fees related to these issuances at December 31, 2012, as the notes were converted to preferred stock on August 10, 2011.

 Advances Payable to Stockholders

Advances payable to shareholders represent amounts loaned to the Company to fund certain start up costs and unreimbursed business expenses.  Interest is not charged and there are no set repayment terms for the advances.  The amounts are included in current liabilities at December 31, 2011. There were no amounts outstanding at December 31, 2012.

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

The Company has recorded a full valuation allowance against its net deferred tax assets since management believes that, after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that the net deferred tax assets at December 31, 2012 will not be realized. Management of the Company believes it has no material uncertain tax positions and, accordingly it will not recognize any liability for unrecognized tax benefits.

Plures Technologies, Inc.

Notes to Consolidated Financial Statements

Inventories

Inventories are stated at the lower of cost or market. Costs are determined using the first-in, first-out method. There were no reserves for obsolescence at December 31, 2012 and December 31, 2011, respectively.

Other Assets

At December 31, 2012, Management determined that the residual value of certain pure metal targets (“targets”) utilized in the Company’s manufacturing process should be recorded on their consolidated balance sheet at fair value. Previously, the Company recorded credits received from the reclamation of these targets against its new purchases. This treatment resulted in a balance sheet presentation that did not reflect the residual value of the targets. The Company has recorded $313,350 for the fair value of the targets in other current assets and cost of revenue as of and for the year ending December 31, 2012, respectively. This results in a decease to accumulated deficit, gross loss, operating loss, net loss and comprehensive loss, net loss attributable to Plures Technologies, Inc. of $313,350 and a decrease to loss per share of $0.07 as of and for the year ended December 31, 2012. Management does not consider the cumulative correction to cost of revenue to be qualitatively material to the Company’s current period consolidated financial statements. Management determined that the understatement of assets and gains, of approximately $286,000, as of and for the year ended December 31, 2011, was not qualitatively material to the Company’s prior period consolidated financial statements, as the fair value of the pure metals would have been recorded to other current assets in the consolidated balance sheet and to gain on purchase in the consolidated statement of operations as part of the transaction to acquire substantially all of the assets and liabilities of AMS Inc., through its wholly owned subsidiary, AMS Corp. On a continuous basis in accordance with Financial Accounting Standards Board (FASB) ASC (Accounting Standards Codification) Topic 820, Fair Value Measurement and Disclosures, (ASC 820), Management will determine the fair value of the targets using level 1 inputs of the spot price of metals and will record any gains or losses on the fair value in cost of revenues

Property and Equipment

Property and equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, or in the case of leasehold improvements, the shorter of the estimated life or lease term as follows:

Category	Useful Life in Years

Manufacturing equipment	10
Computers and Equipment	3
Leasehold Improvements	3
Furniture and Fixtures	3

Revenue Recognition

The Company recognizes revenue when (i) evidence of arrangement exists, (ii) delivery has occurred, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. Revenue from the sale of products and prototypes is recognized upon delivery, or upon customer acceptance for transactions where customer acceptance is stipulated and when all other revenue recognition criteria have been met. Revenue from engineering development services is recognized over the term of the agreement as services are performed and when all other revenue recognition criteria have been met. Engineering development services include non-refundable deposits which are deferred upon invoicing and recognized in accordance with the Company’s revenue recognition policy.

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

Plures Technologies, Inc.

Notes to Consolidated Financial Statements

Research and Development

Research and development expenses include expenses which were incurred in the development of new products and new or improved technologies that enhance the production processes. Costs for product development are expensed as incurred. The Company incurred research and development expenses of $140,574 in fiscal 2012 and $0 in fiscal 2011.

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

Notes Receivable

At December 31, 2010 notes receivable of $900,000 represent advances to AMS Inc. in accordance with a loan agreement entered into in conjunction with the APA.  The borrowings under the loan agreement were evidenced in the form of promissory notes and were repayable to Holdings should the Company not acquire the assets and business of AMS Inc. If Holdings raised the amount required under the APA the amount may be used toward a capital contribution to AMS Corp. The notes bear interest at 8% per year and are due on demand given not less than five months after the first advance, December 31, 2010.  During 2011, Holdings advanced additional funds to AMS Inc. and received additional promissory notes from AMS Inc. in the amount of $750,000.

The notes were collateralized by all assets of AMS Inc.  In connection with the closing of the APA in May 2011, AMS Inc.’s obligations of $1,650,000 and accrued interest under the loan agreement were terminated and released in full.

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards” (Topic 820)—Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. The adoption did not have a material impact on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income" (ASU 2011-05). ASU 2011-05 increases the prominence of other comprehensive income in financial statements. Under ASU 2011-05, companies will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. ASU 2011-05 eliminates the option to present other comprehensive income in the statement of changes in equity and is applied retrospectively. For public companies, ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption did not have a material impact on the Company’s financial statements.

In December 2011, the FASB issued Accounting Standards Update No. 2011-12: "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05" (ASU 2011-12). The Update defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. As part of this update, the FASB did not defer the requirement to report comprehensive income either in a single continuous statement or in two separate but consecutive financial statements. ASU 2011-12 is effective for annual periods beginning after December 15, 2011. The adoption did not have a material impact on the Company’s financial statements.

Plures Technologies, Inc.

Notes to Consolidated Financial Statements

In July 2012, the FASB issued Accounting Standards Update No. 2012-02: Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). The Update is intended to reduce cost and complexity by providing an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. ASU 2012-02 is effective for fiscal years beginning after September 15, 2012. The Company does not expect the adoption to have a material impact on its financial statements.

On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the SEC adopted new requirements for companies that use certain minerals and metals, known as “conflict minerals”, in their products, whether or not these products are manufactured by third parties. These requirements will require companies to perform due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of semiconductor devices, including our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free. Companies must comply with the final rule for calendar year beginning January 1, 2013 with the first report due May 31, 2014.

2.  Inventories

Inventories are comprised of the following:

	December 31, 2012	December 31 , 2011
Raw Material	$259,981	$327,787
Work-in-Process	-	353,373
Total	$259,981	$681,160

There were no reserves for obsolescence at December 31, 2012 and December 31, 2011, respectively.

3. Property and Equipment

Property and equipment is comprised of the following:

	December 31, 2012	December 31, 2011
Manufacturing Equipment	$4,150,484	$3,298,695
Computers and Equipment	23,073	3,650
Leasehold Improvements	34,385	-
Furniture and Fixtures	8,826	-
Total	4,216,768	3,302,345

Less Accumulated Depreciation	435,964	117,776
Property and Equipment, net	$3,780,804	$3,184,569

Total depreciation expense for the year ended December 31, 2012 and 2011 was $318,188 and $117,776, respectively.

Plures Technologies, Inc.

Notes to Consolidated Financial Statements

4. Business Combination

On May 23, 2011, the Company executed an Asset Purchase Agreement (“APA”) to acquire substantially all of the assets and specified liabilities of AMS Inc. The purchase price was a number of shares of authorized but unissued shares of common stock of the Company, representing 5% of the outstanding common stock on a fully diluted basis on the closing date.  Additionally, in conjunction with the closing of the APA, the Company’s note receivable with AMS Inc. in the amount of $1,650,000 was terminated and AMS Inc. was released of all obligations under the terms of the notes.

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

In regard to tangible assets, the Company considered the fact that the fair value of the acquired assets greatly exceeded their nominal carrying value and concluded that the carrying value of the assets was not indicative of the fair value of these assets. The primary factor leading to this conclusion was the current price of equipment of similar type and condition, which became the basis for the values assigned to the assets acquired. Additionally, these tangible assets have been properly maintained and are expected to have a useful life of another 10 years. While the carrying value at the time of acquisition was nearly $0, the fair value was determined to be approximately $1.9 million. These assets will be a significant contributor to manufacturing the Company’s product for many years in the future. The valuation of the intangible assets was based on methodologies that relied upon forward looking forecasts that considered all known information at that time, the most significant assumption being the revenue growth of the Company, primarily in the magnetic sensor business.

AMS Inc. past financial losses were a result of the declining legacy tape head business. During 2010 production began on magnetic sensors and sales from this product have grown each quarter since. Future revenue growth, and therefore, AMS profitability, is based in part on this new market area. These assumptions were taken into consideration in the approximately $1.9 million valuation of intangible assets for the purchase accounting associated with the AMS Inc. acquisition.

The allocation of the purchase price and the purchase price accounting is based on the fair value of the acquired assets and liabilities measured as of May 23, 2011 in accordance with ASC Topic 805, Business Combinations as follows:

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

$2,092,326

Plures Technologies, Inc.

Notes to Consolidated Financial Statements

The gain related to the acquisition of AMS Inc. assets and liabilities in the amount $1,652,523 was recorded in other income in the statement of operations for the year ended December 31, 2011.

The fair value of the shares issued in the AMS acquisition was based on the enterprise value of AMS.  Using an income approach the Company first determined the fair value of AMS as a whole and then attributed 5% of this value as the estimated fair value of the shares issued to AMS Inc. In connection with the acquisition of AMS Inc, the Company incurred acquisition related costs totaling approximately $68,400 which were expensed as incurred. Included in expenses for the year ended December 31, 2011, were acquisition related expenses amounting to approximately $28,000.

The following presents the pro forma net loss for the twelve months ended December 31, 2011 for the Company’s acquisition of AMS Inc. assuming the acquisition occurred as of January 1, 2011. The pro forma results are unaudited and are derived from the historical financial results of the acquired business for the periods presented and are not necessarily indicative of the results that would have occurred had the acquisition been consummated on January 1, 2011.

For the year ended December 31,	2011
Revenue	$6,767,665
Net loss	$(2,982,297)

Customer relationships are amortized based on patterns in which the economic benefits of customer relationships are expected to be utilized. Other finite-lived identifiable assets are amortized on a straight-line basis. The following are the intangible assets acquired and their respective amortizable lives as follows:

			Carrying	Carrying
	Fair Value	Estimated	Value as of	Value as of
	as of May 23, 2011	Useful life (years)	December 31, 2011	December 31, 2012

Customer Relationships	1,143,400	9	1,066,220	939,176

Tradename	132,200	14	126,464	117,021

Technology	605,400	9	531,844	410,764

Total	$1,881,000		$1,724,528	$1,466,961

Total amortization expense for the year ended December 31, 2012 and 2011 was $257,567 and $156,472 respectively.

Estimated amortization expense for the next five years is as follows:

2013	$257,567
2014	257,567
2015	257,567
2016	184,011
2017	136,488
Thereafter	373,761
Total	$1,466,961

Plures Technologies, Inc.

Notes to Consolidated Financial Statements

5. Accrued Expenses

Accrued expenses are comprised of the following as of December 31:

	2012	2011

Accrued Payroll and Related Expenses	$375,951	$237,867

Utilities Expense	114,127	102,802

Professional Fees	85,000	154,000

Other	133,738	313,745

Total	$708,816	$808,414

During the twelve months ended December 31, 2012, the Company reduced its estimate for warranty claims by $197,000 which was recorded as a credit in cost of revenue.

6.   Debt

Convertible Debt - 2011

During February 2011, Holdings issued $550,000 of convertible debt. The notes bear interest at 5% and were due November 31, 2011. The convertible notes were to be convertible upon the later to occur of the acquisition of AMS Inc. or the sale of securities by the Company for net proceeds of at least $1,500,000.

In April 2011, Holdings issued additional convertible debt of $325,000. On May 23, 2011, in accordance with terms of the agreement, the convertible notes in the amount of $875,000 plus interest of $9,300 were converted into 931,847 shares of common stock at a conversion rate of $0.95. The conversion rate resulted in a beneficial conversion in the amount of $46,000, which was recorded as interest expense when the notes were converted.  The obligations to pay the principal and interest of the note were then cancelled.

On May 23, 2011, Holdings issued convertible notes for a total of $2 million from the principal stockholders of CMSF Corp. (“Lenders”) that was used to consummate the purchase by the Company of the assets of AMS.  The notes are payable on November 19, 2011 unless converted prior to that date. Interest accrued on the notes at rates ranging from 2% to 6% based on a scale of months from issuance to conversion. The convertible notes converted into a fixed number of preferred stock shares of 1,000,000, which are convertible into 1,287,527 shares of common stock. Holdings agreed to pay for the legal fees incurred by the note holders in connection with the convertible notes. The legal fees were approximately $112,000 and were recorded as a debt discount as they reduced the proceeds from convertible debt. The terms of the debt agreement resulted in a contingent beneficial conversion for the note holders in the amount of $228,000. The beneficial conversion amount was recorded as interest expense when the notes converted on August 10, 2011. In connection with the loans to Holdings, Holdings granted a blanket security interest on its assets to the Lenders. The notes were automatically converted into the Company’s preferred stock at the time of the merger with between the Company and Holdings on August 10, 2011. Upon the conversion of the notes into the Company's preferred stock, the security interest terminated. The Company paid approximately $13,000 for accrued interest upon the conversion of the convertible notes.

Plures Technologies, Inc.

Notes to Consolidated Financial Statements

The Company recorded debt discount related to the legal fees associated with the issuance of the notes of $112,000. Amortization expense related to the discount was $448,618 for the twelve months ended December 31, 2011. There were no amortization expense related to these issuances at December 31, 2012, as the notes were converted to preferred stock on August 10, 2011.

Convertible Debt -2012

In October and December 2012 the Company entered into 2% Secured Convertible Promissory Note agreements (the “Notes”) with certain of its investors and management. Pursuant to the Notes, the Company sold an aggregate of $1,433,333 in principal and 477,778 warrants (the “2012 Note Warrants”) to purchase shares of the Company’s common stock. The Notes are payable in full 54 months from date of issuance, if and to the extent they are not sooner paid or converted. The Notes accrue simple interest at two percent (2%) per annum. The Notes are guaranteed jointly and severally by the Company’s subsidiaries and secured by all of the assets of the Company and by a pledge of each subsidiary’s securities, subordinate only to the Massachusetts Development Financing Agency (“MDFA”) lien. The Notes are convertible into common stock of the Company at $3.00 per share plus additional shares for any unpaid interest by the holders at any time prior to maturity. The Notes can be prepaid at any time at the option of the Company.

The 2012 Note Warrants are exercisable at any time at an exercise price of $.01 per share and expire four (4) years from date of issuance. The fair value of the 2012 Note Warrants was determined using the Black Scholes model with the following assumptions: risk free rate 0.48 - 0.51%, dividend yield 0.0%, expected life of 4 years, and volatility 40.4-43.0%. The proceeds of the Notes have been discounted for the fair value of the 2012 Note Warrants ($715,590) which was recorded as additional paid-in capital. The warrant discount is being amortized over the life of the Notes using the effective interest method. For the year ended December 31, 2012, $2,862 of the warrant discount was amortized to interest expense. The total fair value allocated to the Notes was $717,743 of which $715,590 was allocated to a beneficial conversion feature (“BCF”). A BCF is recorded as a debt discount when the consideration allocated to the convertible security, divided by the number of common shares into which the security converts, is below the fair value of the common stock at the date of issuance of the convertible instruments. The BCF is being amortized to interest expense over the life of the Notes, using the effective interest method. Amortization of the BCF totaled $2,861 for the year ended December 31, 2012. Additionally, interest expense of $5,207 was accrued to the Notes for the year ended December 31, 2012. The Company agreed to pay the holders’ legal fees in conjunction with the Notes. These fees were recorded as an expense in period incurred.

Note Payable

On October 13, 2011, the Company and its subsidiary, AMS Inc. entered into a series of agreements with MDFA related to financing for up to $2,000,000 loan for the purchase of equipment, including a Loan Agreement, a Note, a Security Agreement, a Guaranty and a Warrant. The actual principal amount will be based on equipment purchased during the first six months or such longer period as the lender permits.  The loan bears interest at the rate of 6.25% per annum. The term of the loan is seven years and is repayable as follows: interest only for the first twelve month, and then constant payments of interest and principal during the following six year period. The loan is repayable in whole or part without penalty.  The loan is secured by a security interest in substantially all of the assets of AMS excluding intellectual property.  The Company, in conjunction with the financing, granted a warrant to MDFA for 59,524 shares of common stock of the Company at an exercise price of $2.10. The $80,357 fair value of the warrants was recorded as a warrant liability with a corresponding amount as a discount to the debt. The fair value of the warrant, which is required to be measured on a recurring basis, was determined using the Black Scholes model with the following assumptions: risk free rate 2.0%, dividend yield 0.0%, expected life of 10 years, and volatility 65%. Additionally, the Company paid the direct financing costs, which were recorded as deferred financing costs of $34,000.

At December 31, 2011 AMS had borrowed $1,396,406 and had drawn the remaining available amount of $603,594 as of March 29, 2012. Consistent with the terms of the loan, AMS began making principal payments October 1, 2012. As of December 31, 2012, $45,867 had been applied to the principal. Interest expense of $116,988 and $13,605 was paid for the years ended December 31, 2012 and 2011, respectively.

Plures Technologies, Inc.

Notes to Consolidated Financial Statements

The following is a summary of the maturities of debt outstanding at December 31, 2012:

2013	$286,191
2014	304,629
2015	324,504
2016	345,496
2017	368,215
Thereafter	325,098
$1,954,133

7.	Income Taxes

The income tax provision includes the following:

Current
Federal	0
State	1,170
$0
Deferred
Federal	(1,580,373)
State	(360,890)
Total	$(1,941,263)

Valuation Allowance Change	$1,941,263

Total provision	$1,170

The composition of deferred tax assets, resulting from temporary differences as of December 31, are as follows:

Plures Technologies, Inc.

Notes to Consolidated Financial Statements

	DECEMBER 31,	DECEMBER 31
	2012	2011
Net operating loss carryforwards	$5,062,436	$3,521,632
Credit Carryforward	33,689	2,870
AMT Credit Carryforward	-	-
Accrued Vacation	17,966	24,572
Fixed Assets	83,155	85,251
Depreciation	3,877	3,975
Prepaid expenses	(9,949)	(14,762)
Sales returns and Bad debt reserves	126,963	15,714
Unicap 263a	4,849	13,025
Accrued Expenses	138,112	160,418
Restricted Stock	93,327	7,038
Start Up Costs	93,116	102,592
Organization Costs	7,012	7,726
Charitable Contributions	157	-
Warranty Liability	12,355	-
Wages Payable	48,681	-
Interest Expense - Noncash	4,293	-
Accrued Severence	7,840	-
Book/Tax Differences on Acquired Assets - ASC 740	(1,292,560)	(1,435,994)
Net deferred tax assets	4,435,319	2,494,057
Deferred tax asset valuation allowance	(4,435,319)	(2,494,057)
	$-	$-

The differences between the federal statutory rate and the Plures effective rates of tax for 2012 and 2011 are explained by the following reconciliation

	2012	2011
Federal statutory rate	34.00%	34.00%

State income taxes, net of federal benefit	8.03%	11.73%
Officer Life Insurance	-.03%	0%
Meals & Entertainment	-.08%	0%
Change in Valuation Allowance	-43.28%	-75.39%
ISO Stock Compensation	-1.24%	0%
Bargain Purchase Gain – ASC 740	0%	46.42%
Interest Expense	0%	-7.96%
Deferred Financing Amortization	0%	-10.13%
Other	2.58%	1.33%

Income tax provision as percent of pretax income	-.02%	0.0%

Plures Technologies, Inc.

Notes to Consolidated Financial Statements

The Company has recorded a full valuation allowance against its net deferred tax assets since management believes that, after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that the deferred tax assets at December 31, 2012 and December 31, 2011 will not be realized.

At December 31, 2012, the Company has available net operating loss carry forwards for federal and state income tax purposes of approximately $13.5 million and $9.0 million, respectively, which may be used to offset future taxable income, subject to the limits discussed below. The transaction for the AMS Inc. acquisition most closely resembles a Type C reorganization under IRC Section 368 (a1C). In a Type C reorganization one corporation acquires nearly all properties of another corporation in exchange solely for all or a part of its’ own or its’ controlling parent’s voting stock followed by the acquired corporation’s distribution of all its’ properties pursuant to the plan of reorganization. This type of transaction qualifies as a non-taxable transaction under IRC Section 368 (a1C). These carry forwards are subject to review and possible adjustment by the Internal Revenue Service (“IRS”) and state tax authorities. The federal net operating losses (“NOL”)’s expire at various dates through 2032. For state purposes, Massachusetts has a five year net operating loss carryover rule for tax years beginning before January 1, 2010. At December 31, 2012, there are $3.7 million in Massachusetts net operating loss carry forwards set to expire at various dates through 2015. For tax years beginning on or after January 1, 2010, Massachusetts has adopted a twenty year net operating loss carryover rule and has $5.4 million in net operating loss carry forwards that are set to expire at various dates through 2032. The Company has available net operating loss carryovers for New York State purposes in the amount of $178,000 that are set to expire at various dates through 2032.

Utilization of NOL’s may be subject to annual limitations due to ownership change limitations that have occurred previously or that could occur in the future as provided by Section 382 and 383 of the Internal Revenue Code of 1986, as well as similar state provisions. These ownership changes may limit the amount of NOL carry forwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points within a three year period.

The Company considered the change in ownership during 2011 and determined that a change in ownership as defined in Section 382 of the Internal Revenue Code had occurred. As a result of this change in ownership, the utilization of its federal and state net operating losses are subject to an annual limitation based on a statutory rate of return and the value of the corporation at the time of the change in ownership. The utilization of the Company’s carry forwards may be further limited if the Company experiences future ownership changes as defined in Section 382 of the Internal Revenue Code. The current annual calculated Section 382 limitation is $405,042.

In addition, $121,400 of federal general business credits are available to the Company as carry forwards, expiring in various dates through 2032. These credits are considered as part of the pre-change losses under IRC Section 382 and, as such, are fully limited.

In addition, $77,000 of Massachusetts investment tax credits and R&D credits are available to the Company as carry forwards, expiring in various dates through 2015. Of these credits, $4,000 of investment tax and $22,000 of R&D are subject to IRC Section 382 as they are considered as part of the pre-change losses and are fully limited, The remaining $51,000 do not expect to be utilized until the Massachusetts net operating loss carry forward is exhausted and they are fully reserved for in the Company’s deferred tax valuation allowance.

The Company is taxed under the provisions of the Internal Revenue Code and state tax laws.  The Company files tax returns in the U.S. federal jurisdiction, New York State and the Commonwealth of Massachusetts.  The tax returns for the years ended December 31, 2009 through December 31, 2012 are still subject to potential audit by the IRS and the taxing authorities in New York State and the Commonwealth of Massachusetts.  The Company adopted the provisions of FASB ASC 740-10, Accounting for Uncertainty in Income Taxes and its related amendment on January 1, 2009.  Management of the Company believes it has no material uncertain tax positions and, accordingly it will not recognize any liability for unrecognized tax benefits.

Plures Technologies, Inc.

Notes to Consolidated Financial Statements

8.  Stockholders’ Equity

Classes of Stock

The Company has two classes of capital stock: Preferred Stock and Common Stock. Holders of Common Stock are entitled to one vote for each share held and holders of Preferred Stock are entitled to the number of votes equal to the number of shares of Common Stock into which such shares are convertible.

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

There were 1,375,000 shares of Series A Preferred Stock issued and outstanding at December 31, 2012 and December 31, 2011. The Preferred Stock is convertible into 1,677,264 shares of common stock and the liquidation preference of these outstanding shares is $2,750,000.  The Series A Preferred Stock is entitled to all of the proceeds of a liquidation of the Company, which includes acquisitions, prior to distributions to the holders of the Common Stock, in an amount equal to the purchase price thereof. As a result of liquidation that is outside of the Company’s control, Preferred Stock is classified as mezzanine on the balance sheet. The terms of conversion are subject to adjustment for stock splits and combinations, stock dividends and reorganizations.  The Series A Preferred Stock may be converted by the holders at any time, and will automatically be converted if the Company has nine consecutive months of profits or makes an aggregate of $1 million for the 18 months following initial issuance of the Series A Preferred Stock. In addition, if the Company has nine consecutive months of losses, or does not make an aggregate of at least $1 million within the 18 months after initial issuance of the Series A Preferred Stock, the holders of the Series A Preferred Stock, as a group, can elect a majority of the Board of Directors. Due to nine months of consecutive losses as of December 31, 2012, the shareholders of the Series A Preferred Stock obtained the ability to elect a majority of the Board of Directors. This right constituted a change of controlling financial interest without the transfer of consideration the shareholders of the Series A Preferred Stock. As of December 31, 2012, the shareholders of the Series A Preferred Stock beneficially own, directly or indirectly, 37.2% of the voting securities of the Company. As of the filing of this document, the shareholders of the Series A Preferred Stock have not exercised their right to elect a majority of the Board of Directors.

In accordance with the August 10, 2011 merger with the Company, the 5,108,481 outstanding shares of Holdings stock were converted into 4,609,230 shares of Company common stock.  Of these shares, 15% were withheld from issuance leaving the issued share balance of 3,917,846 shares at that time. Additionally, 44,334 shares of Holdings unvested restricted stock was converted on the same basis into 40,000 shares of Company stock, of which, 20,000 shares vested August 3, 2012 and 20,000 shares will vest on August 3, 2013.

On or about September 28, 2011, the Company sold 394,737 shares of Common Stock, $.001 par value, to RENN Universal Growth Investment Trust PLC (the "Purchaser”).  The 394,737 shares of common stock were exchangeable, at the option of the Purchaser, for shares of Series A Preferred Stock of the Company at a rate of one share of Series A Preferred Stock for each 1.05632 shares of common stock. The Purchaser exercised the option to convert on or about December 16, 2011 at which time 375,000 shares of preferred stock were issued as a result of the conversion. These preferred shares are convertible into 394,737 shares of common stock.

During 2012, the Company raised $1,000,000 through the sale of common stock and warrants. 333,333 shares of common stock were sold with warrants to purchase an additional 166,667 shares. The warrants have an exercise price of $3.50 and a term of 5 years. The Company paid $7,500 in cash fees for this investment.

Subscription Agreements

During 2011, Holdings issued 27,268, 100,000 and 20,000 shares Class A Common Stock at a price of $1.00, $.95 and $1.90 per share, respectively, for services related to finders’ fees.

In September 2011, the Company sold 394,737 shares of Common Stock, $.001 par value, for $750,000. The Company paid an agency fee of $25,000 and 20,000 shares of Common Stock, $.001 par value to an agent for the transaction. These 394,737 shares were converted to 375,000 shares of Series A Preferred Stock on December 16, 2011 based on a conversion rate of 1.052632 preferred shares for each common share.

In May 2012, the Company sold 333,333 shares of Common Stock, par value $.001. The price was $1,000,000.

Plures Technologies, Inc.

Notes to Consolidated Financial Statements

Restricted Shares

The Company expenses restricted shares granted for compensation in accordance with the provisions of ASC 718. The fair value of the restricted shares issued is amortized on a straight-line basis over the vesting period. In August 2011, the Company granted 60,000 shares of restricted common stock to certain members of its Board of Directors of which 9,000 shares were held in escrow as part of the Merger Agreement. The fair value of this award was $109,722. One-third of the shares awarded in August 2011 were free of restriction beginning with the start date of serving on the board. One-third of the 60,000 shares are scheduled to vest upon two anniversary dates, subject to the grantee’s continued service on the Board of Directors unless he fails to serve because not re-elected. Compensation expense related to the first block was recognized in compensation expense on the start date.  The second and third block will be recognized straight-line over the two years based on the fair value of the shares at date of grant. The expense associated with the awarding of restricted shares for the years ended December 31, 2012 and 2011 was $35,161 and $54,051, respectively, which is included in general and administrative expense on the accompanying consolidated statement of operations. As of December 31, 2012, there was $20,510 of total unrecognized compensation costs related to unvested restricted stock. The cost is expected to be recognized evenly over the period January 2013 - August 2013, at which time the final one-third of the stock will be vested.

A summary of restricted stock activity for all stock option plans is as follows:

	Years Ended December 31,
	2012	2011
Beginning outstanding balance	40,000	-
Granted	-	60,000
Vested	20,000	20,000
Forfeited	-	-
Ending outstanding balance	20,000	40,000

The Ending outstanding balance of unvested restricted stock includes 9,000 shares held in escrow per the August 2011 Merger Agreement to be released on or about February 15, 2013.

Other Stock Compensation

On April 1, 2012 the Company granted 10,000 shares of common stock otherwise issuable to Z. Eric Stephens, a director, as follows: 5,000 shares to RENN Capital Group Inc. and 5,000 shares to RENN Global Entrepreneurs Fund Inc. A total compensation expense of $35,000 was recognized in 2012.

On April 17, 2012, the Company and ROAR Advisors, LLC (“ROAR”) entered into a consulting agreement for advisory services. As compensation, the Company agreed to grant ROAR a warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $3.00 per share issuable on July 1, 2012. 25,000 shares were exercisable upon the date of issuance and the second 25,000 vested six months from the issuance date. The warrants had a five (5) year life. On December 28, 2012, the consulting agreement dated April 17, 2012 was amended to issue a warrant to purchase 100,000 shares of common stock exercisable immediately until termination at June 30, 2017, at an exercise price of $3.00 per share. The warrant is classified within equity. The fair value of the warrant issued was determined to be a more appropriate indicator of the fair value of the transaction. Therefore, the fair value was calculated using the Black-Scholes model with the following assumptions: risk free rate 0.72 - 1.03%, dividend yield 0.0%, expected life of 4.5 - 5 years, and volatility of 42.99-47.52%. A total compensation expense of $153,880 was recognized in 2012.

On June 30, 2012, the Company issued a warrant to a former employee as part of a severance agreement. The Company issued a warrant for the purchase of 25,000 shares of common stock of the Company at an exercise price of $3.50 and a term of 5 years. . The warrant is classified within equity. The fair value of the warrant issued was determined to be a more appropriate indicator of the fair value of the transaction. Therefore, the fair value was calculated using the Black-Scholes model with the following assumptions: risk free rate 0.72%, dividend yield 0.0%, expected life of 5 years, and volatility of 46.87%. A total compensation expense of $40,002 was recognized in 2012.

Plures Technologies, Inc.

Notes to Consolidated Financial Statements

9. Stock Incentive Plan

On December 16, 2011, the Company’s Board of Directors approved the 2011 Stock Option Plan (the “2011 Plan”), under which 600,000 shares of common stock have been reserved for issuance to employees, consultants and advisors. On February 28, 2012 the Board of Directors increased the shares subject to the 2011 Plan to 750,000 shares of common stock. Awards granted under the 2011 Plan could include incentive stock options, nonqualified stock options and/or restricted stock. The 2011 Plan provides that the exercise price of incentive stock options must be at least equal to the fair market value of the Company’s common stock at the date such options are granted. If any person to whom an option is to be granted owns in excess of ten (10%) of the outstanding capital stock of the Company, then the incentive options shall be granted to such person only for 110% or more of the fair market value on the date of the grant. Granted options expire in ten years or less from the date of grant and vest based on the terms of the awards.

As of December 31, 2012 options to purchase an aggregate of 473,500 shares had been granted under the 2011 Plan. All grants have an exercise price of $3.50 with a 10 year life. One-fifth of the options vested on December 31, 2012 and the remaining options will vest at a rate of 20% on December 31 of each year through 2016. The Company recognized $155,090 in compensation expense for the year ended December 31 , 2012 under this plan. There was no compensation expense for the year ended December 31, 2011.

For incentive stock options, the Company uses the Black-Scholes option-pricing model to value compensation expense. Expected forfeitures are estimated at the date of grant based on historical rates and reduce the compensation expense recognized. The expected term of options granted is derived from historical data on employee exercises. The risk-free interest rate is based on the United States Treasury yield curve in effect at the date of grant. Expected volatility is based on the historical volatility of the Company’s stock. There were no stock options granted as of December 31, 2011. For the twelve months ended December 31,, 2012 , options were valued assuming a risk-free interest rate of 1.15% - 1.18%, zero dividend yield, volatility of 45.35-47.84%, and an expected life of 6.5 years. The weighted average fair value of options granted was $1.63 for the year ended December 31, 2012. The Company records stock compensation expense over the vesting period, which is generally 5 years. As of December 31, 2012, the Company had approximately $620,359 of unrecognized compensation expense expected to be recognized over a period of approximately 4 years.

Changes in options outstanding for the twelve months ended December 31, 2012 are as follows:

	Shares	Weighted Average Price	Weighted Average Life

Outstanding, December 31, 2011	-	-	-
Granted	493,750	$3.50	9.4
Exercised	-	-	-
Canceled	20,250	3.50
Outstanding, December 31, 2012	473,500	$3.50	9.4
Options exercisable, December 31, 2012	94,700	$3.50

There was not activity during the twelve months ended December 31, 2011.

Total stock based compensation related to restricted shares, board shares, incentive stock option shares and warrants for the years ended December 31, 2012 and 2011 was $419,135 and $54,051, respectively.

10. Commitments

Rent

AMS leases office and manufacturing facilities, including office furniture, under a noncancelable operating lease through June 30, 2013. On September 29, 2010, the Company entered into a third amendment to its lease which suspended the base rent for the period from July 1, 2010 through the earlier of the closing of the APA or December 31, 2010. The lease amendment also reduced prepaid utilities to $110,000 per month from $150,000 and provided for consent to the assignment of this lease and a one year renewal of such for the Purchaser upon Closing of the APA.  Additionally, the amendment granted the landlord collateral in certain assets of the Company.  Upon closing of the APA on May 23, 2011, payment of the deferred rent including interest was made and the collateral interest was removed.  Also on that day the parties entered into a Fourth Amendment to the lease which reduced the required letter of credit from $250,000 to $200,000, and such letter of credit was put in place. As noted above, the facility lease now expires in June 2013 as the one year renewal was granted upon closing of the APA. Total payments under the lease, excluding facility charges for the year ended December 31, 2012, were approximately $903,467.

Plures Technologies, Inc.

Notes to Consolidated Financial Statements

On November 22, 2011, the Company entered a lease agreement for office facilities in Canandaigua, NY. The term of the agreement was for 12 months commencing on January 1, 2012 with the option to renew. The Company did renew the lease which expires on December 31, 2013 and contains another option to renew. Monthly lease payments for 2012 were $1,327 and the Company also paid a proportionate share of utilities of approximately $250 per month. Total payments under the lease, excluding facility charges for the period ended December 31, 2012 were approximately $19,571. For the twelve months beginning January 1, 2013 the monthly lease payments are $1,410 per month including utilities.

Facilities Expense

Under the terms of the lease discussed above, AMS is obligated to pay for additional facilities charges. Total facility expenses included in the accompanying statements of operations for the lease and facility charges amounted to approximately $1,200,000 for the period ended December 31, 2012.

Other

AMS is also liable for various other operating leases for office equipment. All such leases were renewed in 2011.  Future minimum lease payments related to the office equipment are approximately $16,985 as of December 31, 2012. Additionally, AMS leases certain manufacturing equipment per agreements entered into in January 2009 and January 2010 with the same party.  These leases run through 2018 with annual combined payments of $6,000. AMS also leases equipment that supplies nitrogen to the manufacturing floor for use in the production process, future minimum lease payment related to this equipment are $53,160.

Total no-cancelable lease commitments are as follows:

2013	$683,010
2014	10,917
2015	10,800
2016	8,000
2017	6,000
Thereafter	6,000

11. Fair Value

The Company has adopted FASB ASC Topic 820, Fair Value Measurement and Disclosures, (ASC 820). This topic defines fair value, establishes a framework for measuring fair value under US GAAP and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value.

Plures Technologies, Inc.

Notes to Consolidated Financial Statements

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The following table sets forth Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy:

Fair Value measurements at December 31, 2012 :
	Level 1	Level 2	Level 3	Total
Assets
Money Market Accounts (a)	$239,504	$-	$-	$239,504

Targets (b)	$313,350	$-	$-	$313,350
Liabilities
Warrant Liability	$-	$-	$111,811	$133,334

Fair Value measurements at December 31, 2011 :
	Level 1	Level 2	Level 3	Total
Assets
Money Market Accounts (a)	$371,671	$-	$-	$371,671

Targets (b)	$-	$-	$-	$-
Liabilities
Warrant Liability	$-	$-	$80,357	$80,357

(a)	Included in cash and cash equivalents and restricted cash on the consolidated balance sheet
(b)	Included in other current assets on the consolidated balance sheet.

The Company values the warrant liability issued in conjunction with the MDFA Note Payable (Note 6) using a Black-Scholes option pricing model, at each reporting date, which incorporates assumptions about underlying asset value, volatility, expected remaining life and risk free interest rate. The assumptions used at December 21, 2011 and 2012, respectively, were as follows:

	December 31,	December 31,
	2012	2011
Fair value of underlying stock per share	$3.00	$3.00
Risk-free interest rate	1.48%	2.00%
Expected term	10 years	10 years
Dividend yield	0.0%	0.0%
Volatility	46.67%	65.0%

Marked-to-Market

The change in the fair value of the warrant during the period is as follows:

Balance at December 31, 2011	$ 80,357
Mark to Market	31,454
Balance at December 31, 2012	$111,811

Plures Technologies, Inc.

Notes to Consolidated Financial Statements

The Company recorded a $ 31,454 increase in the fair value of the warrant liability as an expense in the statement of operations during the year ended December 31, 2012.

Sensitivity to Changes in Significant Unobservable Inputs

The significant unobservable inputs used in the fair measurement of the warrant liability are the volatility of the underlying stock value and the value of our common stock. Significant increases (decreases) in these unobservable inputs in isolation would result in significantly lower (higher) fair value measurement.

12. Other Comprehensive Income

For periods ending December 31, 2012 and 2011, the Company had no other comprehensive income.

13. Earnings per Share

The Company reports basic and diluted earnings per share (“EPS”). Basic EPS is based on the weighted average number of shares outstanding during the period, while diluted EPS additionally includes the dilutive effect of the Company’s outstanding stock options, warrants, and restricted stock computed using the treasury stock method as well as other potentially dilutive securities. For the years ended December 31, 2012 and 2011, potentially dilutive securities include:

	December 31, 2012	December 31, 2011

Restricted stock	20,000	40,000
Warrants	828,969	59,524
Options	473,500	-
Convertible Debt	477,778	-
Escrow shares	688,367	688,367

Convertible preferred stock	1,677,264	1,677,264
Total potentially dilutive securities	4,165,878	2,465,155

Restricted Stock balance as of December 31, 2012 and December 31, 2011 includes 9,000 shares held in escrow per the August 2011 Merger Agreement to be released on or about February 15, 2013.

For the year ended December 31, 2012 and 2011, the shares used in computing diluted net loss per share do not include any of the above securities as the effect was determined to be anti-dilutive.

Plures Technologies, Inc.

Notes to Consolidated Financial Statements

A summary of the Company’s calculation of net income (loss) per share is as follows:

	December 31, 2012	December 31, 2011

Net income (loss) available to common shareholders	$(4,301,205	$(1,111,982)

Basic shares used in the calculation of earnings per share	4,631,827	3,883,428

Effect of dilutive securities:
Restricted stock	-	-
Warrants	-	-
Options	-	-
Escrow shares	-	-
Convertible preferred stock	-	-

Diluted shares used in the calculation of earnings per share	4,631,827	3,883,428

Net income (loss) per share :
Basic	$(.93)	$(0.29)
Diluted	$(.93)	$(0.29)

14. Concentrations of Credit Risk

The Company had sales to one customer that accounted for approximately 67% and 80% of all revenue, respectively for December 31, 2012 and 2011. Accounts receivable from this customer were $0 and $100,496 as of December 31, 2012 and 2011, respectively.

15. Related Party Transactions

The Company utilizes services of a law firm that has an employee who is also an officer and director of the Company.  Fees charged by this firm were approximately $142,500 and $273,000 for the years ended December 31, 2012 and 2011, respectively.

16. Defined Contribution Plan

AMS has established a defined contribution retirement plan (the “Plan”). All full-time employees who have reached the age of 21 are eligible to contribute to the Plan. The Plan includes a discretionary employer match. Employees vest in Company contributions at a rate of 50% per year over two years. There were no Company contributions for the periods ended December 31, 2012 and 2011.

Plures Technologies, Inc.

Notes to Consolidated Financial Statements

17. Subsequent Events

During January and February of 2013, the Company issued convertible notes totaling of $666,666 from certain of its investors. The notes bear interest at 2% annually due in 54 months and are convertible into common stock of the Company at $3.00 per share and warrants to purchase approximately 222,222 shares of common stock of the Company plus additional shares for any unpaid interest at $.01 per share. The Notes are guaranteed jointly and severally by the Company’s subsidiaries and secured by all of the assets of the Company and by a pledge of each subsidiary’s securities, subordinate only to the Massachusetts Development Financing Agency (“MDFA”) lien.

On February 8, 2013 the Company granted 10,000 shares of common stock otherwise issuable to Z. Eric Stephens, a director, as follows: 5,000 shares to RENN Capital Group Inc. and 5,000 shares to RENN Global Entrepreneurs Fund Inc. A total compensation expense of $25,000 will be recognized in 2013.

On February 8, 2013 the Company granted 10,000 shares of common stock otherwise issuable to Burton Weinstein, a director, to Cedarview Opportunities Master Fund LP. A total compensation expense of $25,000 will be recognized in 2013.

During March 2013, the 697,367 shares of stock that were escrowed per the August 10, 2011 Merger Agreement were released to the appropriate investors.

During March 2013, the Company issued convertible notes totaling of $333,333 from certain of its investors. The notes bear interest at 2% annually due in 54 months and are convertible into common stock of the Company at $2.50 per share and warrants to purchase approximately 133,333 shares of common stock of the Company plus additional shares for any unpaid interest at $.01 per share. The Notes are guaranteed jointly and severally by the Company’s subsidiaries and secured by all of the assets of the Company and by a pledge of each subsidiary’s securities, subordinate to the above mentioned secured debt and the Massachusetts Development

Advanced MicroSensors, Inc.

Financial Statements

Years Ended April 3, 2011 and April 4, 2010

Advanced MicroSensors, Inc.

Contents

F-29

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

/s/ BDO USA, LLP

Boston, Massachusetts

June 30, 2011

Advanced MicroSensors, Inc.

Balance Sheets

	April 3, 2011	April 4, 2010

Assets

Current Assets:
Cash and cash equivalents	$495,849	$17,724
Accounts receivable (Note 5)	275,173	294,114
Inventories (Note 8)	397,560	263,304
Prepaid expenses and other current assets	54,190	34,753

Total Current Assets	1,222,772	609,895

Equipment , net (Note 9)	18,265	47,509

Total Assets	$1,241,037	$657,404

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable	$391,216	$399,188
Accrued expenses (Note 10)	332,164	347,447
Deferred revenue and customer deposits	28,434	152,056
Short-term note payable (Note 13)	1,650,000	-
Deferred gain on asset sales, current portion (Note 12)	27,173	27,173
Deferred rent (Note 7)	386,487	-

Total Current Liabilities	2,815,474	925,864

Deferred Gain on Asset Sales , less current portion (Note 12)	184,525	211,698

Total Liabilities	2,999,999	1,137,562

Commitments and Contingencies (Notes 1,7, 12 and 16)

Stockholders’ Deficit (Notes 2, 14 and 15):
Preferred stock, $0.10 par value; 1,000,000 shares authorized:
129,000 shares designated as Series A convertible preferred stock; 129,000 shares issued and outstanding (liquidation preference of $12,900,000)	12,687,626	12,687,626
Common stock, $0.01 par value; authorized 6,500,000 shares; issued and outstanding 240,876 shares at April 3, 2011 and April 4, 2010	2,409	2,409
Additional paid-in capital	787,172	787,172
Accumulated deficit	(15,236,169)	(13,957,365)

Total Stockholders’ Deficit	(1,758,962)	(480,158)

Total Liabilities and Stockholders’ Deficit	$1,241,037	$657,404

See accompanying independent auditors’ report and notes to financial statements

Advanced MicroSensors, Inc.

Statements of Operations

	Period April 4, 2011 to May 22, 2011	Year Ended April 3, 2011	Year Ended April 4, 2010

Revenue (Note 5)	$808,728	$3,487,294	$6,824,093

Cost of Revenue (Notes 7 and 8)	877,438	5,120,271	7,425,838

Gross Loss	(68,710)	(1,632,977)	(601,745)

Operating Expenses:
Selling, general and administrative	109,522	627,282	599,421

Operating Loss	(178,232)	(2,260,259)	(1,201,166)

Other Income (Expense):
Amortization of deferred gain on sale of equipment (Note 12)		27,173	46,061
Gain on sale/transfer of equipment (Note 12)	211,698	1,013,530	1,132,398
Other income (expense) (Note 13)	(24,650)	(59,248)	54,742

Total Other Income , net	187,048	981,455	1,233,201

Net Income (Loss)	$8,816	$(1,278,804)	$32,035

 See accompanying independent auditors’ report and notes to financial statements

Advanced MicroSensors, Inc.

Statements of Stockholders’ Deficit

	Series A
	Convertible				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at March 29, 2009	129,000	$12,687,626	240,876	$2,409	$787,172	$(13,989,400)	$(512,193)

Net Income	-	-	-	-	-	32,035	32,035

Balance at April 4, 2010	129,000	12,687,626	240,876	2,409	787,172	(13,957,365)	(480,158)

Net Loss	-	-	-	-	-	(1,278,804)	(1,278,804)

Balance at April 3, 2011	129,000	$12,687,626	240,876	$2,409	$787,172	$(15,236,169)	$(1,758,962)

See accompanying independent auditors’ report and notes to financial statements

Advanced MicroSensors, Inc.

Statements of Cash Flows

	Period April 4, 2011 to May 22, 2011	Year Ended April 3, 2011	Year Ended April 4, 2010

Cash Flows From Operating Activities:
Net income (loss)	8,816	$(1,278,804)	$32,035
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on equipment transferred/sold	(211,698)	(1,013,530)	(1,132,398)
Amortization of gain on sale of assets		(27,173)	(46,061)
Depreciation	1,071	11,483	88,009
Changes in operating assets and liabilities:
Accounts receivable	(57,394)	18,941	40,237
Inventories	(16,479)	(134,256)	955,642
Prepaid expenses and other current assets	(95)	(19,437)	46,585
Accounts payable	147,412	(7,972)	(15,044)
Accrued expenses	(174,406)	(15,283)	(70,122)
Deferred rent	6,191	386,487	(45,800)
Deferred revenue and customer deposits	(19,045)	(123,622)	(51,838)

Net cash used in operating activities	(315,627)	(2,203,166)	(198,755)

Cash Flows From Investing Activities:
Purchase of manufacturing equipment	-	(13,709)	(29,227)
Proceeds from the sale of assets	-	1,045,000	90,000

Net cash provided by investing activities	-	1,031,291	60,773

Cash Flows From Financing Activities:
Loan from parent	-	1,650,000	-

Net cash provided by financing activities	-	1,650,000	-

Net Increase (Decrease) in Cash and Cash Equivalents	(315,627)	478,125	(137,982)

Cash and Cash Equivalents, beginning of period	495,849	17,724	155,706

Cash and Cash Equivalents, end of period	180,222	$495,849	$17,724

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

