Form 10-Q
period 2013-03-31
Plures Technologies, Inc./DE
filed 2013-05-15
CIK 907686

SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

YES ☐                                NO ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2013:

5,494,893 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format:

YES ☐                               NO ☒

PLURES TECHNOLOGIES, INC.

INDEX

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Plures Technologies, Inc.

Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$208,532	$149,703
Accounts Receivable, Net	306,663	351,178
Inventories	273,457	259,981
Prepaid and Other Current Assets	366,166	396,674
Total Current Assets	1,154,818	1,157,536
Equipment, Net	3,691,822	3,780,804
Intangible Assets, Net	1,402,569	1,466,961

Other Assets
Restricted Cash	200,000	200,000
Deferred Financing Fees	26,917	28,131
Total Other Assets	226,917	228,131

Total Assets	$6,476,126	$6,633,432

Liabilities and Stockholders' (Deficit) Equity

Current Liabilities
Current Portion of Note Payable	$290,464	$286,191
Accounts Payable	2,027,563	1,383,177
Accrued Expenses	614,871	708,816
Deferred Revenue and Customer Deposits	196,122	86,410
Total Current Liabilities	3,129,020	2,464,594

Long-Term Liabilities
Note Payable, Net of Current Portion	1,529,845	1,601,456
Warrant Liability	88,878	111,811
Convertible Debt	124,747	13,082
Total Long-Term Liabilities	1,743,470	1,726,349

Total Liabilities	4,872,490	4,190,943

Commitments and Contingencies
Preferred Stock, $.001 par value, 5,000,000 shares authorized, 1,375,000 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively (Liquidation preference of $2,750,000)	2,750,000	2,750,000
Stockholders' (Deficit) Equity
Common Stock, $.001 par value, 50,000,000 shares authorized, 5,494,893 and 4,786,526 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	5,495	4,787
Additional Paid-in-Capital	6,226,030	5,217,204
Accumulated Deficit	(7,377,791)	(5,608,323)
Total Plures Technologies, Inc, Stockholders' (Deficit) Equity	(1,146,266)	(386,332)
Non-Controlling Interest	(98)	78,821
Total Stockholders' (Deficit) Equity	(1,146,364)	(307,511)

Total Liabilities and Stockholders' (Deficit) Equity	$6,476,126	$6,633,432

The accompanying notes are an integral part of these consolidated financial statements.

Plures Technologies, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2013	2012

Revenue	$465,823	$2,800,189

Cost of Revenue	1,719,364	2,278,692

Gross (Loss) Profit	(1,253,541)	521,497

Operating Expenses:
Research and Development	71,653	-
Selling, General and Administrative	488,087	447,502
Total Operating Expenses	559,740	447,502

Operating (Loss) Income	(1,813,281)	73,995

Other (Expense) Income:
Interest (Expense) Income	(58,038)	(28,397)
Other (Expense) Income	22,933	(34,749)

Total Other ExpenseIncome, Net	(35,105)	(63,146)

Net (Loss) Income	(1,848,386)	10,849

Net Loss Attributable to Non-Controlling Interest	(78,918)	(515)

Net (Loss) Income Attributable to Plures Technologies, Inc.	$(1,769,468)	$11,364

Net (Loss) Income Per Share
Basic and Diluted	$(0.34)	$0.00

Weighted Average Shares Outstanding
Basic	5,134,394	4,418,793
Diluted	5,134,394	6,797,495

The accompanying notes are an integral part of these consolidated financial statements.

Plures Technologies, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2013	2012

Cash Flows from Operating Activities:
Net (Loss) Income	$(1,848,386)	$10,849
Adjustments to Reconcile Net (Loss) Income to Net Cash (Used in) Provided by Operating Activities:
Stock Compensation Expense	97,249	8,790
Discount on Convertible Debt	23,951	-
Amortization of Debt Issuance Costs	1,214	1,214
Change in Fair Value of Warrant Liability	(22,933)	56,131
Debt Discount on Note Payable	2,870	2,870
Depreciation	101,983	54,890
Amortization of Intangibles	64,392	64,392
Changes in Operating Assets and Liabilities, Net of Effects of Acquisition
Accounts Receivable	44,515	(223,719)
Inventories	(13,476)	(1,644)
Prepaid Expenses and Other Current Assets	30,508	(69,382)
Accounts Payable	644,386	425,656
Accrued Expenses	(93,945)	(226,189)
Deferred Revenue and Customer Deposits	109,712	24,219
Net Cash (Used in) Provided by Operating Activities	(857,960)	128,077

Cash Flows from Investing Activities:
Purchase of Manufacturing Equipment	(13,000)	(505,793)
Net Cash Used in Investing Activities	(13,000)	(505,793)

Cash Flows from Financing Activities:
Issuance of Convertible Debt, Net of Issuance Costs	999,999	-
Borrowings on Note Payable	-	257,881
Repayments on Note Payable	(70,208)	-
Reduction of Payable to Stockholders	-	(2,017)
Net Cash Provided by Financing Activities	929,791	255,864

Net Increase (Decrease) in Cash and Cash Equivalents	58,829	(121,852)

Cash and Cash Equivalents, Beginning of Period	149,703	1,123,518

Cash and Cash Equivalents, End of Period	$208,532	$1,001,666

The Company paid cash interest during the three months ended March 31, 2013 and 2012 of $30,027 and $24,690, respectively.

Non-Cash Investing and Financing Activities:
Non-Cash Interest Expense	$28,035	$-
Issuance of common stock	$50,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

Plures Technologies, Inc

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation, The Company and Summary of Significant Accounting Policies

The accompanying unaudited interim condensed consolidated financial statements of Plures Technologies Inc. and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our results of operations and financial position for the interim periods.

Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with US GAAP has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on April 15, 2013.

For a complete summary of our significant accounting policies, please refer to Note 1 included in Item 8 of our Form 10-K for the fiscal year ended December 31, 2012. There have been no material changes to our significant accounting policies during the three months ended March 31, 2013.

Liquidity and Management Plans

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2012, the Company's liquidity was limited to cash on hand of $349,703 and as reflected in the consolidated financial statements, the Company has an accumulated deficit, has suffered significant net losses and negative cash flows from operations, and has negative working capital, which raised substantial doubt about the Company’s ability to continue as a going concern. During the first quarter of 2013, the Company received funding from certain of its investors on a monthly basis while the Company continued to seek to add funding from third parties.

As of May 8, 2013, the Company had received a total of $5,200,000 in debt financing. Current investors and management provided $3,200,000 in junior secured convertible debt and a third party provided an additional $2,000,000 in secured debt. The third party has first lien on all Company assets.

2.	Inventories

Inventories are comprised of the following:

	March 31, 2013	December 31 , 2012

Raw Material	$273,457	$259,981
Work-in-Process	-	-
Finished Goods	-	-
Total	$273,457	$259,981

Plures Technologies, Inc

Notes to Consolidated Financial Statements (Unaudited)

3. Property and Equipment

Equipment is comprised of the following:

	March 31, 2013	December 31, 2012
Manufacturing Equipment	$4,163,485	$4,150,484
Computers/ Equipment	23,073	23,073
Leasehold Improvements	34,385	34,385
Furniture & Fixtures	8,826	8,826
Total	$4,229,769	$4,216,768

Less Accumulated Depreciation	537,947	435,964
Equipment, net	$3,691,822	$3,780,804

Total depreciation expense for three months ended March 31, 2013 and 2012 was $101,983 and $54,890 respectively.

4.	Intangible Assets

Total amortization expense for the three months ended March 31, 2013 and 2012 was $64,392.

5.	Debt

Convertible Debt -2012

In October and December 2012 the Company entered into 2% Secured Convertible Promissory Note agreements (the “Notes”) with certain of its investors and management. Pursuant to the Notes, the Company sold an aggregate of $1,433,332 in principal and 477,778 warrants (the “2012 Note Warrants”) to purchase shares of the Company’s common stock. The Notes are payable in full 54 months from date of issuance, if and to the extent they are not sooner paid or converted. The Notes accrue simple interest at two percent (2%) per annum. The Notes are guaranteed jointly and severally by the Company’s subsidiaries and secured by all of the assets of the Company and by a pledge of each subsidiary’s securities, subordinate only to the Massachusetts Development Financing Agency (“MDFA”) lien. The Notes are convertible into common stock of the Company at $3.00 per share plus additional shares for any unpaid interest by the holders at any time prior to maturity. The Notes can be prepaid at any time at the option of the Company.

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

For the three months ended March 31, 2013 amortization of the BCF was $9,306 and accrued interest on the Notes was $6,990. There was no amortization or interest expense on these Notes for the three months ending March 31, 2012.

Plures Technologies, Inc

Notes to Consolidated Financial Statements (Unaudited)

Convertible Debt -2013

During the first quarter the Company entered into 2% Secured Convertible Promissory Note agreements (the “Notes”) with certain of its investors and management. Pursuant to the Notes, the Company sold an aggregate of $999,999 in principal and 355,555 warrants (the “2013 Note Warrants”) to purchase shares of the Company’s common stock. The Notes are payable in full 54 months from date of issuance, if and to the extent they are not paid sooner or converted. The Notes accrue simple interest at two percent (2%) per annum. The Notes are guaranteed jointly and severally by the Company’s subsidiaries and secured by all of the assets of the Company and by a pledge of each subsidiary’s securities, subordinate only to the Massachusetts Development Financing Agency (“MDFA”) lien. The Notes are convertible into common stock of the Company at $3.00 and $2.50 per share plus additional shares for any unpaid interest by the holders at any time prior to maturity. The Notes can be prepaid at any time at the option of the Company.

The 2013 Note Warrants are exercisable at any time at an exercise price of $.01 per share and expire four (4) years from date of issuance. The fair value of the 2013 Note Warrants was determined using the Black Scholes model with the following assumptions: risk free rate 0.59-63%, dividend yield 0.0%, expected life of 4 years, and volatility 42.7-44.9%. The proceeds of the Notes have been discounted for the fair value of the 2013 Note Warrants ($483,927) which was recorded as additional paid-in capital. The warrant discount is being amortized over the life of the Notes using the effective interest method. The total fair value allocated to the Notes was $516,072 of which $428,371 was allocated to a beneficial conversion feature (“BCF”). The BCF is being amortized to interest expense over the life of the Notes, using the effective interest method.

For the three months ended March 31, 2013 amortization of the BCF was $4,879 and accrued interest on the Notes was $2,776.

Note Payable

On October 13, 2011, the Company and its subsidiary, AMS Inc. entered into a series of agreements with MDFA related to financing for up to $2,000,000 loan for the purchase of equipment, including a Loan Agreement, a Note, a Security Agreement, a Guaranty and a Warrant. The actual principal amount will be based on equipment purchased during the first six months or such longer period as the lender permits.  The loan bears interest at the rate of 6.25% per annum. The term of the loan is seven years and is repayable as follows: interest only for the first twelve months, and then constant payments of interest and principal during the following six year period. The loan is repayable in whole or part without penalty.  The loan is secured by a security interest in substantially all of the assets of AMS excluding intellectual property. In connection with this loan, the Company has certain covenants that are required to be maintained that may or may not result in default. The Company, in conjunction with the financing, granted a warrant to MDFA for 59,524 shares of common stock of the Company at an exercise price of $2.10. The $80,357 fair value of the warrants was recorded as a warrant liability with a corresponding amount as a discount to the debt. The fair value of the warrant, which is required to be measured on a recurring basis, was determined using the Black Scholes model with the following assumptions: risk free rate 2.0%, dividend yield 0.0%, expected life of 10 years, and volatility 65%. Additionally, the Company paid the direct financing costs, which were recorded as deferred financing costs of $34,000.

As of March 29, 2012 AMS had borrowed the full amount available under the loan. Consistent with the terms of the loan, AMS began making principal payments effective October 1, 2012. As of March 31, 2013 $116,076 had been applied to the principal. Interest expense of $30,027 and $24,690 was paid for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, the Company was not considered to be in default.

6.	Income Taxes

The Company has recorded a full valuation allowance against its net deferred tax assets as management believes that, after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that the deferred tax assets at March 31, 2013 will not be realized.

Plures Technologies, Inc

Notes to Consolidated Financial Statements (Unaudited)

At March 31, 2013 the Company had available net operating loss carryforwards for federal and state income tax purposes of approximately $15,200,000 and $10,900,000, respectively, which may be used to offset future taxable income, subject to the limits discussed below. The transaction for the AMS Inc. acquisition most closely resembles a Type C reorganization under IRC Section 368 (a1C). In a Type C reorganization one corporation acquires nearly all properties of another corporation in exchange solely for all or a part of its own or its controlling parent’s voting stock followed by the acquired corporation’s distribution of all its properties pursuant to the plan of reorganization. This type of transaction qualifies as a non-taxable transaction under IRC Section 368 (a1C). These Net Operating Losses (NOLs) are subject to review and possible adjustment by the Internal Revenue Service (“IRS”) and state tax authorities. The federal NOLs expire at various dates through 2032. For state purposes, Massachusetts has a five year net operating loss carryover rule for tax years beginning before January 1, 2010. At March 31, 2013, there are $3,700,000 in Massachusetts NOLs set to expire at various dates through 2015. For tax years beginning on or after January 1, 2010, Massachusetts has adopted a twenty year NOL carryover rule and has $6,100,000 million in net operating loss carryforwards that are set to expire at various dates through 2032. The Company has available net operating loss carryforwards for New York State purposes in the amount of $198,000 that are set to expire at various dates through 2032.

In addition, $81,000 of Massachusetts investment tax and R&D credits are available to the Company as carryforwards, expiring in various dates through 2015. Of these credits $4,000 of investment tax and $22,000 of R&D are subject to IRC Section 382 as they are considered as part of the pre-change losses and are fully limited. The remaining $55,000 do not expect to be utilized until the Massachusetts net operating loss carryforward is exhausted and is fully reserved for in the Company’s deferred tax valuation allowance.

7.	Stockholders’ Equity

Restricted Shares

The Company expenses restricted shares granted for compensation in accordance with the provisions of ASC 718. The fair value of the restricted shares issued is amortized on a straight-line basis over the vesting period. In August 2011, the Company granted 60,000 shares of restricted common stock to certain members of its Board of Directors of which 9,000 shares were held in escrow as part of the Merger Agreement. The fair value of this award was $109,722. One-third of the shares awarded in August 2011 were free of restriction beginning with the start date of serving on the board. One-third of the 60,000 shares are scheduled to vest upon two anniversary dates, subject to the grantee’s continued service on the Board of Directors unless he fails to serve because not re-elected. Compensation expense related to the first block was recognized in compensation expense on the start date.  The second and third block will be recognized straight-line over the two years based on the fair value of the shares at date of grant. The expense associated with the awarding of restricted shares for the three months ended March 31, 2013 and 2012 was $8,790 and $8,790, respectively, which is included in general and administrative expense on the accompanying consolidated statement of operations. As of March 31, 2013, there was $11,720 of total unrecognized compensation costs related to unvested restricted stock. The cost is expected to be recognized evenly over the period April 2013 - August 2013, at which time the final one-third of the stock will be vested.

A summary of restricted stock activity for all stock option plans is as follows:

	Three Months Ended March 31,
	2013	2012
Beginning outstanding balance	20,000	40,000
Granted	-	-
Vested	-	-
Forfeited	-	-
Ending outstanding balance	20,000	40,000

Plures Technologies, Inc

Notes to Consolidated Financial Statements (Unaudited)

Other Stock Compensation

In February 2013 the Company granted 20,000 shares of common stock to directors. Compensation expense of $50,000 was recognized for the three months ending March 31, 2013.

8. Stock Incentive Plan

Total stock based compensation related to restricted shares, board shares, incentive stock option shares and warrants for the three months ended March 31, 2013 and 2012 was $97,249 and $8,790, respectively.

9. Fair Value Measurements

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

Plures Technologies, Inc

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy:

Fair Value measurements at March 31, 2013 :
	Level 1	Level 2	Level 3	Total
Assets
Money Market Accounts (a)	$305,936	$-	$-	$305,396

Targets (b)	$304,266	$-	$-	$304,266
Liabilities
Warrant Liability	$-	$-	$88,878	$88,878

Fair Value measurements at December 31, 2012 :
	Level 1	Level 2	Level 3	Total
Assets
Money Market Accounts (a)	$239,504	$-	$-	$239,504

Targets (b)	$313,350	$-	$-	$313,350
Liabilities
Warrant Liability	$-	$-	$111,811	$111,811

(a)	Included in cash and cash equivalents and restricted cash on the consolidated balance sheet
(b)	Included in other current assets on the consolidated balance sheet.

The Company values the warrant liability issued in conjunction with the MDFA Note Payable (Note 5) using a Black-Scholes option pricing model, at each reporting date, which incorporates assumptions about underlying asset value, volatility, expected remaining life and risk free interest rate. The assumptions used at March 31, 2013 and December 31, 2012, respectively, were as follows:

	March 31,	December 31,
	2013	2012
Fair value of underlying stock per share	$2.50	$3.00
Risk-free interest rate	1.55%	1.48%
Expected term	8.54 years	8.79 years
Dividend yield	0.0%	0.0%
Volatility	49.01%	46.67%

Marked-to-Market

The change in fair value of the warrant and targets during the period is as follows:

	Warrant Liability	Targets
Balance at December 31, 2012	$111,811	$313,350
Mark to Market	(22,933)	(9,084)
Balance at March 31, 2013	$88,878	$304,266

The Company recorded a total decrease of $32,017 in fair value as a credit in the statement of operations during the three months ended March 31, 2013. For the three months ended March 31, 2012 the Company recorded an increase of $56,131 in fair value as an expense in the statement of operations.

Sensitivity to Changes in Significant Unobservable Inputs

The significant unobservable inputs used in the fair measurement of the warrant liability are the volatility of the underlying stock value and the value of our common stock. Significant increases (decreases) in these unobservable inputs in isolation would result in significantly lower (higher) fair value measurement.

Plures Technologies, Inc

Notes to Consolidated Financial Statements (Unaudited)

10.	Other Comprehensive Income

For three months ending March 31, 2013 and 2012, the Company had no other comprehensive income.

11.	Earnings Per Share

The Company reports basic and diluted earnings per share (“EPS”). Basic EPS is based on the weighted average number of shares outstanding during the period, while diluted EPS additionally includes the dilutive effect of the Company’s outstanding stock options, warrants, and restricted stock computed using the treasury stock method as well as other potentially dilutive securities. For the periods ended March 31, 2013 and 2012 potentially dilutive securities include:

	March 31, 2013	March 31, 2012

Restricted stock	20,000	40,000
Warrants	1,184,525	-
Options	455,500	-
Escrow shares	-	688,367
Convertible debt	833,334	-
Convertible preferred stock	1,677,264	1,677,264
Total potentially dilutive securities	4,170,623	2,405,631

For the three months ended March 31, 2013, the shares used in computing diluted net loss per share do not include any of the above securities as the effect is anti-dilutive.

A summary of the Company’s calculation of net income (loss) per share is as follows:

Plures Technologies, Inc

Notes to Consolidated Financial Statements (Unaudited)

	THREE MONTHS ENDED
	March 31, 2013	March 31, 2012
Net income (loss) available to common shareholders	$(1,769,468)	$11,364

Basic shares used in the calculation of earnings per share	5,134,394	4,418,793

Effect of dilutive securities:
Restricted stock	-	13,071
Warrants	-	-
Options	-	-
Escrow shares	-	688,367
Convertible Debt	-	-
Convertible preferred stock	-	1,677,264

Diluted shares used in the calculation of earnings per share	5,134,394	6,797,495

Net income (loss) per share :
Basic	$(0.34)	$(0.00)
Diluted	$(0.34)	$(0.00)

12.	Concentrations of Credit Risk

During the three months ended March 31, 2013 the Company had sales to three customers that accounted for approximately 64% of all revenue. For the three months ended March 31, 2012 the Company had sales to one customer that accounted for approximately 87% of all revenue.

13.	Related Party Transactions

The Company utilizes services of a law firm that has an employee who is also an officer and director of the Company.  Fees charged by this firm were $57,332 and $34,960 for the three months ended March 31, 2013 and 2012, respectively.

14.	Subsequent Events

In April and May the Company granted 140,000 shares of common stock to an officer and directors. Total compensation expense of $42,000 will be recognized in 2013.

Convertible Debt

On May 8, 2013 the Company entered into an Amended Securities Purchase Agreement with certain of its investors and management. Under this agreement the Company has issued a total of $5,633,331 in junior secured convertible debt notes (the “Notes”); this consists of $3,200,000 of additional Notes and $2,433,331 in Notes entered into during 2012 and CQ1 2013 and amended under this agreement.

Plures Technologies, Inc

Notes to Consolidated Financial Statements (Unaudited)

The $5,633,331 Notes bear interest at 2% annually due in 54 months from their respective issuance and are initially convertible into common stock of the Company at $1.60 per share and warrants to purchase approximately 3,520,833 shares of common stock of the Company plus additional shares for any unpaid interest at $.01 per share. If the cash balance of the Company and its subsidiaries is less than $1,000,000 during the term of the Notes the conversion rate will become $1.00 (the $2,433,331 of Notes theretofore issued have been converted to these terms). The Notes are guaranteed jointly and severally by the Company’s subsidiaries, secured by all of the assets of the Company and by a pledge of each subsidiary’s securities and are subordinate to the Hercules Loan and Security Agreement (“Hercules Loan) and the Massachusetts Development Financing Agency (“MDFA”) note payable.

Loan and Security Agreement

On May 8, 2013 the Company’s subsidiary AMS Corp. and Hercules Technology Growth Capital, Inc. entered into a Loan and Security Agreement (“Hercules Loan). The agreement provides for up to $3,000,000 with an initial loan amount of $2,000,000 upon closing with a maturity date of October 2016. The debt is guaranteed jointly and severally by the Company’s subsidiaries and secured with a first lien by all of the assets of the Company and by a pledge of each subsidiary’s securities. Additionally Hercules was issued a warrant to purchase Series A Preferred stock such that upon conversion of the same, Hercules will own 3.5% of the fully diluted shares on an ongoing basis. These warrants are exercisable for seven years from date of issuance at an exercise price of $.01.

MDFA Note Payable

In conjunction with the Hercules Loan, the MDFA note payable was modified such that it is now subordinate to the Hercules Loan. The Company must also accrue an additional 3% annual interest on the outstanding balance until such time as a $500,000 lump sum principal payment. Additionally MDFA was granted a warrant to purchase 59,324 shares of common stock with an exercise price of $.10 with a term of 10 years.

AMS Corporation Facility Lease

Upon closing of the Hercules Loan, Worcester City Campus Corp (“WCCC’) granted AMS Corporation a lease extension until June 30, 2014 with two options to renew, which if exercised, would extend the lease through December 31, 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report contains forward-looking statements.  The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed in this section.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof.  The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.  Readers should carefully review the risks described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the former fiscal year ended December 31, 2012, the Quarterly Reports on Form 10-Q filed by the Company and any Current Reports on Form 8-K by the Company.

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto in this quarterly report.

Overview

Until August 10, 2011, and since 2009, the Company was considered a shell company, in that it did not have significant assets and conducted no operations. On August 10, 2011 the Company’s wholly owned subsidiary merged with and into Plures Holdings, Inc. (formerly known as Plures Technologies, Inc.). Plures Holdings, Inc. is the holder of approximately 95% of the outstanding common stock of Advanced MicroSensors Corporation (“AMS”). AMS and its predecessor had been in business for approximately 12 years and are based in Shrewsbury, Massachusetts. The business of AMS is the design and fabrication of micromechanical electrical systems (MEMS) including, in some instances magnetic components (Spintronics), and its principal activities include the fabrication of magnetic compass sensors and MEMS switches.

In April 2012, the Company formed Magnetic Sense Inc., a Delaware Corporation and a wholly-owned subsidiary of the Company, for the purpose of holding and developing the rights to the Company's magnetic sensor technologies. The Company has not had any operating activity in this subsidiary since inception.

Critical Accounting Policies

We consider an accounting policy to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changed in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. For a discussion of the critical accounting policies that we consider to be the most sensitive and that require the most significant estimates and assumptions used in the preparation of our consolidated financial statements, see our Annual Report on Form 10-K for year ended December 31, 2012, under the heading, “Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies”. There has been no change in our critical accounting policies and estimates from those described in our Annual Report 10-K for the year ended December 31, 2012.

Results of Operations for Three Months Ended March 31, 2013 and 2012

Revenues for the three months ended March 31, 2013 were $465,823, compared with $2,800,189 for the three months ended March 31, 2012. The reduction in revenues from prior period was due to the curtailment in sales to the Company’s largest customer which began in the second quarter of 2012.

Cost of revenues for the three months ended March 31, 2013 were $ 1,719,364, compared with $2,278,692 for the 2012 period; a net reduction of approximately $559,000. Operational cost reductions totaled $642,000, most of which was due to reductions in variable costs such as labor and materials on lower revenue. These savings were offset by the fact that the 2012 period contained a $93,000 credit for a warranty reversal.

Operating expenses for the three months ended March 31, 2013 were $559,740 as compared with $447,502 for the 2012 period, an increase of approximately $112,000. The largest portion of the increase was due to research and development expenses of approximately $72,000 for the 2013 period compared to $0 in the 2012 period. The remaining increase of approximately $40,000 in general and administrative expense was due to increases totaling approximately $167,000 in stock compensation ($88,000), legal expenses ($22,000) patent fees ($9,000), insurance ($10,000) and consulting/other ($38,000) offset by lower labor costs of $126,000 at both AMS and Plures. AMS general and administrative labor costs have been reduced on lower staffing; Plures labor expenses are reduced as the management team did not draw salary in the first quarter of 2013.

Other expense for the three months ended March 31, 2013 was $35,105. This includes interest expense of approximately $58,000 of interest expense related to the convertible debt and note payable offset by a gain due to change in fair value of the warrants associated with the note payable. Other expense for the 2012 period was $63,146 which included $29,000 of interest expense related to the note payable as well as $56,131 in expense for the change in fair value of warrants associated with the note payable. These expenses were partially offset by a gain on materials of approximately $22,000.

As a result of all of the above, the Company had a net loss for the three months ended March 31, 2013 of $1,848,386 as compared to income of $10,849 for the same 2012 period.

Liquidity and Financial Resources

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2012, the Company's liquidity was limited to cash on hand of $349,703 and as reflected in the consolidated financial statements; the Company has an accumulated deficit, has suffered significant net losses and negative cash flows from operations, and has negative working capital, which raised substantial doubt about the Company’s ability to continue as a going concern. During the first quarter of 2013 the Company received funding from certain of its investors on a monthly basis while the Company continued to seek to add funding from third parties.

On May 8, 2013 the Company executed agreements for a total of approximately $5,200,000 in debt financing with a possible additional $1,000,000 in 2014. Current investors and management provided approximately $3,200,000 in junior secured convertible debt and a third party provided an additional $2,000,000 in secured debt. The third party has first lien on all Company assets. The Company believes that this financing will be adequate to support its planned level of operations for the next 12 months. As a result of this financing the Company’s subsidiary, AMS Corp., has secured the lease on its manufacturing facility to June 30, 2014 and has the option to extend for another 2.5 years beyond that date.

For the three months ended March 31, 2013, net cash used by operations was $857,961 compared to net cash provided by operations of $128,077 for the same 2012 period. The cash used by operations during the period ended March 31, 2013 was due primarily to the net loss incurred during the quarter ended March 31, 2013 as a result of the revenue decline of 83% from the same 2012 period.

Cash flow used for investing activities during the three months ended March 31, 2013 totaled $13,000 for equipment for AMS’s manufacturing operations. Cash flow from financing activities for the three months ended March 31, 2013 was $929,790, of which $999,999 was related to convertible debt. This was offset by $70,209 in principal repayments on AMS’s note payable to Mass Development.

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

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), were effective as of March 31, 2013 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the Risk Factors described in Part 1, Item 1A of our Annual Report on Form 10-K filed with the SEC on April 15, 2013 for the year ended December 31, 2012, except that risk factors relating to the need for financing have been eliminated at this time due to the additional financing obtained by the Company as set forth elsewhere in this report.

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

Date: May 15, 2013	PLURES TECHNOLOGIES, INC.

/s/ David R. Smith
David R. Smith
Chief Executive Officer

