Form 10-Q
period 2013-06-30
Plures Technologies, Inc./DE
filed 2013-08-14
CIK 907686

SECURITIES AND EXCHANGE COMMISSION
Washington  D.C.  20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
YES ☐                                NO ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2013: 5,638,383 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format:

YES ☐                               NO ☒

PLURES TECHNOLOGIES, INC.

INDEX

  PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Plures Technologies, Inc.
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2013	2012
Assets
Current Assets
Cash and Cash Equivalents	$2,109,978	$149,703
Accounts Receivable, Net	577,294	351,178
Inventories, Net	270,340	259,981
Prepaid and Other Current Assets	339,881	396,674
Total Current Assets	3,297,493	1,157,536

Equipment, Net	3,681,875	3,780,804

Intangible Assets, Net	1,338,177	1,466,961

Other Assets
Restricted Cash	200,000	200,000
Deferred Financing Fees, Net	345,596	28,131
Total Other Assets	545,596	228,131

Total Assets	$8,863,141	$6,633,432

Liabilities and Stockholders' Deficit

Current Liabilities
Current Portion of Notes Payable	$563,208	$286,191
Accounts Payable	878,977	1,383,177
Accrued Expenses	525,176	708,816
Deferred Revenue and Customer Deposits	112,828	86,410
Total Current Liabilities	2,080,189	2,464,594

Long-Term Liabilities
Notes Payables, Net of Current Portion	2,356,315	1,601,456
Convertible Debt	3,688,934	13,082
Warrant Liabilities	1,945,464	111,811
Conversion Liability	1,064,828	-
Total Long-Term Liabilities	9,055,541	1,726,349

Total Liabilities	11,135,730	4,190,943

Commitments and Contingencies
Series A Preferred Stock $.001 par value, 5,000,000 shares authorized, 1,375,000 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	2,750,000	2,750,000

Stockholders' Deficit
Common Stock $.001 par value, 50,000,000 shares authorized 5,638,383 and 4,786,526 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively,	5,638	4,787
Additional Paid-in-Capital	4,082,728	5,217,204
Accumulated Deficit	(9,053,766)	(5,608,323)
Total Plures Technologies, Inc, Stockholders' Deficit	(4,965,400)	(386,332)
Non-Controlling Interest	(57,189)	78,821
Total Stockholders' Deficit	(5,022,589)	(307,511)

Total Liabilities and Stockholders' Deficit	$8,863,141	$6,633,432

  The accompanying notes are an integral part of these unaudited consolidated financial statements.

Plures Technologies, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Revenue	$823,083	$1,735,435	$1,288,906	$4,535,624
				-
Cost of Revenue	1,886,280	1,916,002	3,605,645	4,194,694
Gross (Loss) Profit	(1,063,197)	(180,567)	(2,316,739)	340,930

Operating Expenses:
Selling, General & Administrative	346,152	766,079	834,239	1,213,581
Research and Development	114,477	0	186,130	0

Operating Loss	(1,523,826)	(946,646)	(3,337,108)	(872,651)

Other (Expense) Income:
Interest Expense	(143,228)	(34,095)	(233,933)	(61,655)
Change in Fair Value of Liabilities	(38,757)	-	19,057	(56,131)
Amortization of Debt Financing Expenses	(24,404)	(1,214)	(26,618)	(2,428)
Other Income	-	83,525	-	105,284
Total Other (Expense) Income, net	(206,389)	48,216	(241,494)	(14,930)

Net Loss	(1,730,215)	(898,430)	(3,578,602)	(887,581)

Less: Net Loss attributable to noncontrolling interest	(54,240)	(31,617)	(133,159)	(32,132)

Net Loss attributable to Plures Technologies, Inc.	$(1,675,975)	$(866,813)	$(3,445,443)	$(855,449)

Net Loss Per Share
Basic and Diluted	$(0.30)	$(0.19)	$(0.64)	$(0.19)

Weighted Average Shares Outstanding
Basic and Diluted	5,588,398	4,544,293	5,362,656	4,482,270

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Plures Technologies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2013	June 30, 2012

Cash Flows from Operating Activities:
Net Loss	$(3,578,602)	$(887,581)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Stock Compensation Expense	226,287	192,050
Amortization of Debt Issuance Costs	26,618	-
Discount on Debt	88,120	2,428
Accrued interest on Debt	51,234	5,740
Change in Fair Value of Warrant and Bifurcated Conversion Liabilities	(19,057)	56,131
Depreciation	209,619	123,461
Amortization of Intangibles	128,784	128,784
Changes in Operating Assets and Liabilities, Net of Effects of Acquisition
Accounts Receivable	(226,116)	(297,986)
Inventories	(10,359)	36,840
Prepaid Expenses & Other Current Assets	56,793	1,465
Accounts payable	(504,200)	(75,829)
Accrued expenses	(183,641)	(184,714)
Deferred revenue and customer deposits	26,418	115,945
Net Cash Used in Operating Activities	(3,708,102)	(783,266)

Cash Flows from Investing Activities:
Purchase of Manufacturing Equipment	(110,690)	(839,465)
Net cash used in Investing Activities	(110,690)	(839,465)

Cash Flows from Financing Activities:
Issuance of Convertible Debt, Net of Issuance Costs	4,192,239	-
Issuance of Common Stock, Net of Issuance Costs	-	992,500
Borrowings on Note Payable, Net of Issuance Costs	1,727,714	603,596
Repayments on Note Payable	(140,886)	-
Reduction of Payable to Shareholders	-	(2,017)
Net Cash Provided by Financing Activities	5,779,067	1,594,079

Net Increase (Decrease) in Cash and Cash Equivalents	1,960,275	(28,652)

Cash and Cash Equivalents, beginning of period	149,703	1,123,518

Cash and Cash Equivalents, end of period	$2,109,978	$1,094,866

Non-Cash Investing and Financing Activities
Issuance of Warrants/Common Stock as Finders’ Fees	$40,890	$-
Non-cash Interest Expense	$165,972	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Plures Technologies, Inc
Notes to Consolidated Financial Statements

1. Basis of Presentation, The Company and Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements of Plures Technologies Inc. and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The interim consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our results of operations and financial position for the interim periods.

Although the Company believes that the disclosures in these unaudited interim consolidated financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with US GAAP has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on April 15, 2013.

For a complete summary of our significant accounting policies, please refer to Note 1 included in Item 8 of our Form 10-K for the fiscal year ended December 31, 2012. There have been no material changes to our significant accounting policies during the six months ended June 30, 2013.

Liquidity and Management Plans

The accompanying unaudited consolidated interim financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2013, the Company's liquidity was limited to cash on hand of $2,309,979 and as reflected in the unaudited interim consolidated financial statements; the Company has an accumulated deficit, has suffered significant net losses, and has negative cash flows from operations, which raises substantial doubt about the Company’s ability to continue as a going concern. During the first six months of 2013, the Company has received a total of $6,224,999 in debt financing. Current investors and management provided $4,224,999 in convertible debt and a third party provided an additional $2,000,000 in secured debt. The third party has first lien on all Company assets. The unaudited consolidated interim financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Accounting Standards Update (ASU) 2013-11, “Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” was issued in July, 2013. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  Early adoption is permitted.  The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company does not expect adoption of this ASU to have a material impact on its financial statements.

2. Inventories

Inventories are comprised of the following:

	June 30, 2013	December 31 , 2012

Raw Material	$270,340	$259,981

 For three and six months ended June 30, 2013 and December 31, 2012, the Company had reserves for inventory obsolescence of $0 and $145,190 respectively. For the three and six months ended June 30, 2012 there were no reserves for obsolescence.

Plures Technologies, Inc
Notes to Consolidated Financial Statements

3.  Debt

Convertible Debt

On various dates from October 2012 through March 2013 the Company entered into 2% Secured Convertible Promissory Note agreements (the “Prior Notes”) with certain of its investors and management. Pursuant to the Prior Notes, the Company sold an aggregate of $2,433,333 in principal and issued 833,333 warrants (the “Prior Note Warrants”) to purchase shares of the Company’s common stock. The Prior Notes were payable in full 54 months from date of issuance, if and to the extent they were not sooner paid or converted. The Prior Notes accrued simple interest at two percent (2%) per annum. The Prior Notes were guaranteed jointly and severally by the Company’s subsidiaries and secured by all of the assets of the Company and by a pledge of each subsidiary’s securities, subordinate only to the Massachusetts Development Financing Agency (“MDFA”) lien. The Prior Notes were convertible into common stock of the Company at $3.00 and $2.50 per share plus additional shares for any unpaid interest by the holders at any time prior to maturity. Of the total amount of the Prior Notes, $2,100,000 were convertible at $3.00, while $333,333 were convertible at $2.50. The Prior Notes could have been prepaid at any time at the option of the Company.

The Prior Note Warrants were exercisable at any time at an exercise price of $.01 per share and expire four (4) years from date of issuance. The fair value of the Prior Note Warrants was determined using the Black Scholes model with the following assumptions: risk free rate 0.48% - 0.63%, dividend yield 0.0%, expected life of 4 years, and volatility 40.4% - 44.9%. The proceeds of the Prior Notes were discounted for the fair value of the Prior Note Warrants ($1,199,517) which was recorded as additional paid-in capital. The warrant discount was being amortized over the life of the Prior Notes using the effective interest method. For the year ended December 31, 2012, $2,862 of the warrant discount was amortized to interest expense. The total fair value allocated to the Prior Notes was $1,233,815 of which $1,143,961 was allocated to a beneficial conversion feature (“BCF”). A BCF was recorded as a debt discount when the consideration allocated to the convertible security, divided by the number of common shares into which the security converts, was below the fair value of the common stock at the date of issuance of the convertible instruments. The BCF was being amortized to interest expense over the life of the Prior Notes, using the effective interest method. Amortization of the BCF totaled $2,861 for the year ended December 31, 2012. Additionally, interest expense of $5,207 was accrued to the Prior Notes for the year ended December 31, 2012. The Company agreed to pay the holders’ legal fees in conjunction with the Prior Notes.

For the six months ended June 30, 2013, amortization of the BCF was $23,660. At closing of the Amended Securities Purchase Agreement (as defined later in Note 5), the unamortized warrant discount and BCF of $2,314,084 were written off to Additional Paid in Capital as of May 8, 2013.

  On April 4 and May 8, 2013 the Company entered into Amended Securities Purchase Agreements with certain of its investors and management for 2% Secured Convertible Promissory Notes (“Notes”). Pursuant to the Notes, the Company sold an aggregate of $5,633,333 in principal and issued 3,536,458 warrants (the “Note Warrants”) to purchase shares of the Company’s common stock. This consists of $3,225,000 of additional Notes (of which $333,333 was raised from the April 4 transaction) and $2,433,333 in Prior Notes entered into during 2012 and during the first quarter of 2013 and amended under this agreement. The Notes are payable in full 54 months from date of issuance, if and to the extent they are not paid sooner or converted. The Notes accrue simple interest at two percent (2%) per annum. The Notes are initially convertible into common stock of the Company at $1.60 per share plus additional shares for any unpaid interest by the holders at any time prior to maturity. If the cash balance of the Company and its subsidiaries is less than $1,000,000 during the term of the Notes, the conversion rate will become $1.00 (On May 8, 2013, the $2,433,333 of Prior Notes theretofore issued were converted under these terms).

The Notes are guaranteed jointly and severally by the Company’s subsidiaries and secured by all of the assets of the Company and by a pledge of each subsidiary’s securities, subordinate to the Hercules Loan and Security Agreement (“Hercules Loan) and the Massachusetts Development Financing Agency (“MDFA”) note payable. The Notes can be prepaid at any time at the option of the Company.

The Note Warrants are exercisable at any time at an exercise price of $.01 per share and expire four (4) years from date of issuance. The proceeds of the Notes have been discounted for the fair value of the Note Warrants ($1,027,770) which was recorded as a warrant liability. The warrant discount is being amortized over the life of the Notes using the effective interest method. The fair value of the warrant, which is required to be measured on a recurring basis, was determined using the Black Scholes model with the following assumptions: risk free rate .55%, dividend yield 0.0%, expected life of 3.4-4 years, and volatility 82.5%.

Plures Technologies, Inc
Notes to Consolidated Financial Statements

The Company evaluated the conversion feature of the Notes and determined that it met the conditions for bifurcation into a separate derivative liability (the “conversion feature”). The Company estimated the fair market value of the derivative liability to be $1,028,517 at inception, which was recorded as a liability and a discount to the Notes. The conversion feature discount is being amortized over the life of the Notes using the effective interest method. The fair value of the conversion feature was determined using the Black Scholes model with the following assumptions: risk free rate 0.55%, dividend yield 0.0%, expected life of 3.94-4.5 years, and volatility 82.5%.

As of June 30, 2013 the Company had accrued interest on the Notes of $31,343. Additionally, the Company paid direct financing costs, which were recorded as deferred financing costs of $18,674 which will be amortized to interest expense over the term of the related debt.

The total principal amounts outstanding at June 30, 2013 and December 31, 2012 were $5,658,331 and $1,433,332 respectively.

Notes Payable

Massachusetts Development Financing Agency (“MDFA”) Loan

On October 13, 2011, the Company and its subsidiary, AMS Corp. entered into a series of agreements with MDFA related to financing for up to $2,000,000 loan for the purchase of equipment, including a Loan Agreement, a Note, a Security Agreement, a Guaranty and a Warrant. The actual principal amount will be based on equipment purchased during the first six months or such longer period as the lender permits.  The loan bears interest at the rate of 6.25% per annum. The term of the loan is seven years and is repayable as follows: interest only for the first twelve months, and then constant payments of interest and principal during the following six year period. The loan is repayable in whole or part without penalty.  The loan is secured by a security interest in substantially all of the assets of AMS excluding intellectual property. In connection with this loan, the Company has certain covenants that are required to be maintained that may or may not result in default. The Company, in conjunction with the financing, granted a warrant to MDFA for 59,524 shares of common stock of the Company at an exercise price of $2.10. The $80,357 fair value of the warrants was recorded as a warrant liability with a corresponding amount as a discount to the debt. The fair value of the warrant, which is required to be measured on a recurring basis, was determined using the Black Scholes model with the following assumptions: risk free rate 2.0%, dividend yield 0.0%, expected life of 10 years, and volatility 65%. Additionally, the Company paid the direct financing costs, which were recorded as deferred financing costs of $34,000, which are being amortized over the term of the related debt.

As of March 29, 2012 AMS had borrowed the full amount available under the loan. Consistent with the terms of the loan, AMS began making principal payments effective October 1, 2012.

As a result of the debt financing in May 2013, the warrant issued in October 2011 became subject to adjustment in terms of exercise price and number of shares. The exercise price was adjusted to $1.35, which resulted in an increase in the number of shares   of common stock of the Company exercisable in the warrant grant to MDFA to 92,472.

O n May 8, 2013, the Company and MDFA executed a “First Amendment to Term Note”. Per the amendment, the Company, prior to the maturity date of the Loan, must make a one-time lump sum principal payment of $500,000. Until such payment is made, the Company must accrue an additional 3% annual interest on the outstanding principal balance. This accrued interest is to be paid in addition to the lump sum. MDFA also executed a subordination agreement that makes this Note subordinate to the Hercules Note. MDFA was also granted an additional warrant to purchase 59,524 shares of common stock with an exercise price of $.10 with a term of 10 years. The $15,330 fair value of the warrant was recorded as a warrant liability with a corresponding amount as a discount to the debt. The fair value of the warrant, which is required to be measured on a recurring basis, was determined using the Black Scholes model with the following assumptions: risk free rate of 1.81%, dividend yield of 0.0%, expected life of 10 years, and volatility of 66%.

As of June 30, 2013 $140,886 had been applied to the principal. Interest expense of $30,027 and $64,533 was paid for the three and six months ended June 30, 2013 respectively. Interest expense of $31,255 and $55,915 was paid for the three and six months ended June 30, 2012 respectively. As of June 30, 2013, the Company was not considered to be in default.

Plures Technologies, Inc
Notes to Consolidated Financial Statements

The total principal amounts outstanding at June 30, 2013 and December 31, 2012 were $1,813,246 and $ 1,954,133 respectively.

Hercules Technology Growth Capital (“Hercules”) Loan

On May 8, 2013 the Company’s subsidiary, AMS Corp., and Hercules Technology Growth Capital, Inc.  (“Hercules”) entered into a Loan and Security Agreement, a Note, a Guaranty and a Warrant. The agreement provides for up to $3,000,000 with an initial loan amount of $2,000,000 upon closing. The debt is guaranteed jointly and severally by the Company’s subsidiaries and secured with a first lien by all of the assets of the Company and by a pledge of each subsidiary’s securities. In connection with this loan, the Company has certain covenants that are required to be maintained that may or may not result in default. The loan bears interest at a rate equal to current prime rate plus 12.75%. At closing the rate was 16.0% per annum (3.25% prime plus 12.75%).  The interest rate is broken into two components; cash interest at the rate of 12.0% per annum  and payment-in-kind (PIK) interest at 4.0% per annum. The term of the loan is 41 months and is repayable as follows: interest only for the first nine months, and then payments of cash interest and principal for the remaining term. The loan is repayable in whole or part without penalty. PIK interest is accrued over the term of the loan and paid at maturity.

The Company, in conjunction with the financing, granted a warrant to Hercules to purchase Series A Preferred Convertible Stock such that upon conversion of the same, Hercules will own 3.5% of the fully diluted shares on an ongoing basis. The warrant is exercisable for seven years from date of issuance at an exercise price of $.01 per share. At closing the estimated number of shares granted with the warrant was 431,393.  The $845,922 fair value of the  Series A Preferred Stock warrants was recorded as a warrant liability with a corresponding amount as a discount to the debt. The fair value of the warrant, which is required to be measured on a recurring basis, was determined using the Black Scholes model with the following assumptions: estimated fair value of preferred stock of $1.97, risk free rate of 1.2%, dividend yield of  0.0%, expected life of 7 years, and volatility of  70.58%.

Additionally, the Company paid the direct financing costs, which were recorded as deferred financing costs of $107,920. The Company also paid finders fees in the form of cash and warrants to purchase commons stock of $190,270 which were recorded as deferred financing costs,  which will be amortized to interest expense over the term of the related debt.

As of June 30, 2013, the Company was not considered to be in default.

The total principal amounts outstanding at June 30, 2013 and December 31, 2012 were $2,000,000 and $0 respectively.

The following is a summary of the maturities of debt outstanding on June 30, 2013:

Year	Debt Outstanding as of 12/31
2013	$145,086
2014	909,404
2015	1,057,248
2016	1,007,977
2017	6,026,546
2018	325,316
Thereafter	0
Total	$9,471,577

Plures Technologies, Inc
Notes to Consolidated Financial Statements

4. Income Taxes

The Company has recorded a full valuation allowance against its net deferred tax assets as management believes that, after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that the deferred tax assets at June 30, 2013 will not be realized.

At June 30, 2013 the Company had available net operating loss carryforwards for federal and state income tax purposes of approximately $16,700,000 and $12,300,000, respectively, which may be used to offset future taxable income, subject to the limits discussed below. The transaction for the AMS Inc. acquisition most closely resembles a Type C reorganization under IRC Section 368 (a1C). In a Type C reorganization one corporation acquires nearly all properties of another corporation in exchange solely for all or a part of its own or its controlling parent’s voting stock followed by the acquired corporation’s distribution of all its properties pursuant to the plan of reorganization. This type of transaction qualifies as a non-taxable transaction under IRC Section 368 (a1C). These Net Operating Losses (NOLs) are subject to review and possible adjustment by the Internal Revenue Service (“IRS”) and state tax authorities. The federal NOLs expire at various dates through 2032. For state purposes, Massachusetts has a five year net operating loss carryover rule for tax years beginning before January 1, 2010. At June 30, 2013, there are $3,700,000 in Massachusetts NOLs set to expire at various dates through 2015. For tax years beginning on or after January 1, 2010, Massachusetts has adopted a twenty year NOL carryover rule and has $8,400,000 in net operating loss carryforwards that are set to expire at various dates through 2032. The Company has available net operating loss carryforwards for New York State purposes in the amount of $202,000 that are set to expire at various dates through 2032.

In addition, $87,000 of Massachusetts investment tax and Research & Development credits are available to the Company as carryforwards, expiring in various dates through 2015. Of these credits $4,000 of investment tax and $22,000 of R&D are subject to IRC Section 382 as they are considered as part of the pre-change losses and are fully limited. The remaining $66,000 do not expect to be utilized until the Massachusetts net operating loss carryforward is exhausted and is fully reserved for in the Company’s deferred tax valuation allowance.

5. Stock Compensation

The Company granted 140,000 and 160,000 shares of common stock to directors and officers for the three and six months ending June 30, 2013 respectively.  Compensation expense of $42,000 and $92,000 was recognized for the three and six months ending June 30, 2013 respectively,

For three and six months ended June 30, 2012 the Company issued 10,000 shares of common stock to directors and officers and recognized $31,343 in compensation expense.

For three and six months ended June 30,2013 the Company granted 3,500 shares of common stock as a finder’s fee. Compensation expense of $1,885 was recognized for three month and six months ending June 30, 2013.  The Company did not grant any shares as finder’s fee for three and six months ending June 30, 2012.

Total stock based compensation related to restricted shares, board shares, incentive stock option shares and warrants for the three and six months ended June 30, 2013 was $129,038 and $226,287, respectively.

Total stock based compensation related to restricted shares, board shares, incentive stock option shares and warrants for three and six months ended June 30, 2012 was $183,260 and $192,050, respectively.

6. Fair Value Measurements

The Company has adopted FASB ASC Topic 820, “Fair Value Measurement and Disclosures” (“ASC 820”). This topic defines fair value, establishes a framework for measuring fair value under US GAAP and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

The following table sets forth Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy:

Fair Value measurements at June 30, 2013 :

	Level 1	Level 2	Level 3	Total
Assets
Money Market Accounts (a)	$200,000	$-	$-	$200,000

Targets (b)	$246,351	$-	$-	$246,351
Liabilities
MDFA Warrant Liability 1	$-	$-	$13,350	$13,350

MDFA Warrant Liability 2	$-	$-	$16,079	$16,079

Hercules Warrant Liability	$-	$-	$851,620	$851,620

Convertible Debt Warrant Liability	$-	$-	$1,064,416	$1,064,416

Conversion Feature	$-	$-	$1,064,828	$1,064,828

	Level 1	Level 2	Level 3	Total
Assets
Money Market Accounts (a)	$239,504	$-	$-	$239,504

Targets (b)	$315,350	$-	$-	$315,350
Liabilities
MDFA Warrant Liability	$-	$-	$111,811	$111,811

Plures  Technologies, Inc
Notes to Consolidated Financial Statements

Fair Value measurements at December 31, 2012 :

(a)	Included in cash and cash equivalents and restricted cash on the consolidated balance sheet
(b)	Included in other current assets on the consolidated balance sheet.

The Company values the warrant liabilities issued in conjunction with the MDFA Note Payable (Note 5) using a Black-Scholes option pricing model, at each reporting date, which incorporates assumptions about underlying asset value, volatility, expected remaining life and risk free interest rate. The assumptions used at June 30, 2013 and December 31, 2012, respectively, were as follows:

	June 30,	December 31,
	2013	2012
Fair value of underlying stock per share	$.31	$3.00
Risk-free interest rate	1.81% -2.24%	1.48%
Expected term	8.29- 10 years	8.79 years
Dividend yield	0.0%	0.0%
Volatility	66.00% - 70.21%	46.67%

The Company values the warrant and derivative liabilities issued in conjunction with the Hercules Note Payable and the Convertible Debt (Note 5) using a Black-Scholes option pricing model, at each reporting date, which incorporates assumptions about underlying asset value, volatility, expected remaining life and risk free interest rate. The assumptions used at June 30, 2013 were as follows:

	Hercules Warrants	Prior Note Warrants	Conversion Feature
Fair value of underlying stock per share	$1.99	$.31	$.31
Risk-free interest rate	1.96%	1.04%	1.04%
Expected term	6.85 years	3.29-3.85 years	3.79-4.35 years
Dividend yield	0.00%	0.00%	0.00%
Volatility	71.59%	90.78%	86.91%

Marked-to-Market

The change in fair value during the period is as follows:

	Targets	MDFA Warrants 1	MDFA Warrants 2	Hercules Warrants	Convertible Debt Warrants	Conversion Feature	Total Fair Value
Balance 12/31/12	$315,350	$111,811	$-	$-	$-	$-	$427,161

Initial Measure May 2013	-	-	15,330	845,922	1,027,770	1,028,517	2,917,539

Mark to Market	(68,999)	(98,462)	750	5,698	36,646	36,311	(88,056)

Balance 6/30/13	$246,351	$13,349	$16,080	$851,620	$1,064,416	$1,064,828	$3,256,644

The Company recorded a total net decrease of $88,056 in fair value as a credit to the statement of operations during the six months ended June 30, 2013.

Plures  Technologies, Inc
Notes to Consolidated Financial Statements

For the six months ended June 30, 2012 the Company recorded an increase of $56,131 in fair value as an expense in the statement of operations.

Sensitivity to Changes in Significant Unobservable Inputs

The significant unobservable inputs used in the fair measurement of the warrant liability are the volatility of the underlying stock value and the value of our common stock. Significant increases (decreases) in these unobservable inputs in isolation would result in significantly lower (higher) fair value measurement.

7. Other Comprehensive Income

For three and six months ending June 30, 2013 and 2012, the Company had no other comprehensive income.

8. Earnings Per Share

The Company reports basic and diluted earnings per share (“EPS”). Basic EPS is based on the weighted average number of shares outstanding during the period, while diluted EPS additionally includes the dilutive effect of the Company’s outstanding stock options, warrants, and restricted stock computed using the treasury stock method as well as other potentially dilutive securities. For the periods ended June 30, 2013 and 2012 potentially dilutive securities include:

	June 30, 2013	June 30, 2012

Restricted stock	20,000	34,000
Warrants	4,677,074	238,690
Options	458,750	453,750
Escrow shares	-	691,373
Convertible debt	3,536,458	-
Convertible preferred stock	1,677,264	1,677,264

Total potentially dilutive securities	10,369,546	3,095,077

Plures  Technologies, Inc
Notes to Consolidated Financial Statements

For the three and six months ended June 30, 2013 and 2012, the shares used in computing diluted net loss per share do not include any of the above securities as the effect is anti-dilutive.

9. Concentrations of Credit Risk

During the three and six months ended June 30, 2013, the Company had sales to three and five customers that accounted for approximately 64% and 75% of all revenue respectively. During the three and six months ended June 30, 2012, the Company had sales to one customer that accounted for approximately 75% and 81% of all revenue, respectively.

10. Related Party Transactions

The Company utilizes services of a law firm that has an employee who is also an officer and director of the Company.  Fees charged by this firm were $131,240and $68,988 for the six months ended June 30, 2013 and 2012, respectively. Fees charged by this firm were $73,908 and $34,028 for the three months ended June 30, 2013 and 2012, respectively.

11. Subsequent Events

In July, the Company entered into an agreement with a third party consulting firm for a six month term at $15,000 per month and the firm    was also issued a warrant to purchase 795,000 shares of common stock of the Company at $.80 per share, to terminate 18 months after the termination of the term of the consulting agreement.  The warrants will be terminated if the Board of Directors declares breach of contract or if the Consultant terminates his services without cause.  The principal of the firm was also elected to the Board of Directors upon signing of the agreement.

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

The following discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto in this quarterly report.

Overview

On August 10, 2011 the Company’s wholly owned subsidiary merged with and into Plures Holdings, Inc. (formerly known as Plures Technologies, Inc.). Plures Holdings, Inc. is the holder of approximately 97% of the outstanding common stock of Advanced MicroSensors Corporation (“AMS”), based in Shrewsbury, Massachusetts. The business of AMS is the design and fabrication of micromechanical electrical systems (MEMS) including, in some instances magnetic components (Spintronics), and its principal activities include the fabrication of magnetic compass sensors and MEMS switches.

In April 2012, the Company formed Magnetic Sense Inc., a Delaware Corporation and a wholly-owned subsidiary of the Company, for the purpose of holding and developing the rights to the Company's magnetic sensor technologies. The Company has not had any operating activity in this subsidiary since inception.

Critical Accounting Policies

We consider an accounting policy to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changed in the accounting estimates that are reasonably likely to occur periodically, could materially impact the unaudited interim consolidated financial statements. For a discussion of the critical accounting policies that we consider to be the most sensitive and that require the most significant estimates and assumptions used in the preparation of our unaudited interim consolidated financial statements, see our Annual Report on Form 10-K for year ended December 31, 2012, under the heading, “Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies”.

Accounting Standards Update (ASU) 2013-11, “Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” was issued in July, 2013. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  Early adoption is permitted.  The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company does not expect adoption of this ASU to have a material impact on its financial statements.

Results of Operations for Three and Six Months Ended June 30, 2013 and 2012

Summary

For the 2013 periods compared to the 2012 periods the Company has significant reductions in revenues due to the curtailment of sales by its largest customer.  Although costs of revenues were reduced, the Company’s fixed costs are relatively high and therefore did not fully offset the lost revenue.    Operating expenses for the 2013 periods declined from the 2012 periods as general and administrative expenses were reduced by labor cost savings as well as reductions in professional fees and stock compensation.  These savings were offset by higher research and development expenses.  Other expenses have increased significantly due to interest expenses related to 2013 debt financing.  As a result of this, net loss for the three months ended June 30, 2013 was $1,675,975 as compared to $866,813 for the same 2012 period and the net loss for the six months ended June 30, 2013 was $3,445,443 as compared to $855,449 for the same 2012 period.

Revenues

Revenues for the three months ended June 30, 2013 were $823,083, compared with $1,735,435 for the same period in 2012.  Revenues for the six months ended June 30, 2013 were $1,288,906, compared with $4,535,624 for the six months ended June 30, 2012.    This reduction from prior periods is primarily due to the curtailment in sales to the Company’s largest customer which began in the second quarter of 2012.

Cost of revenues

Cost of revenues for the three months ended June 30, 2013 were approximately $29,700 lower than the same period in 2012. Savings of $369,700 were realized on lower staffing and material costs due to lower revenue (30% reduction period to period), offset by 2013 reserves for obsolescence, fair value changes, and an elimination of a warranty reserve.  For six months ended June 30, 2013 compared to six months ended 2012, cost of revenues declined by $589,000.  Savings on operational costs of $1,078,600 were a result of staffing reductions and lower material spending as revenues declined by over 70% from the 2012 period. Overall cost of revenues did not decline proportionately since the majority of the costs are fixed.

$ in thousands	Three months ending June 30			Six months ending June 30
	2013	2012	Change	2013	2012	Change

Operational Costs	$1,546.5	$1,916.1	$(369.7)	$3,129.2	$4,207.8	$(1,078.6)	Savings on labor and materials due to lower revenue

Depreciation and Amortization	132.7	98.7	34.0	259.7	183.8	75.9	Increased due to equipment purchases in second half of 2012

Inventory Obsolescence	145.2	-	145.2	145.2	-	145.2	Reserve for risk of obsolescence

FV Change in Target Material	59.9	-	59.9	69.0	-	69.0	Expense due to reduction in market price of metals

Warranty for Product Returns	-	(98.8)	98.8	-	(196.9)	196.9	Elimination of reserve in 2012

Total Cost of Revenues	$1,886.3	$1,916.0	$(29.7)	$3,605.6	$4,194.7	$(589.0)

Operating Expenses

Operating expenses for the three and six months ended June 30, 2013 were reduced $305,500 and $193,200 respectively as compared to the 2012 periods.  The majority of the reductions were a result of labor savings in both AMS and Plures due to lower staffing and reductions in management salaries. These savings were offset by increases in research and development expenses.

$ in thousands	Three months ending June 30			Six months ending June 30
	2013	2012	Change	2013	2012	Change

Research and Development	$114.5	$-	$114.5	$186.1	$-	$186.1	Development efforts did not begin until late 2012

General and Admin - AMS	207.7	380.8	(173.0)	410.8	649.0	$(238.2)	Lower labor on staffing declines and reduction in audit fees

General and Admin - Plures	138.4	385.3	(246.9)	423.4	564.6	(141.2)	Significant reductions in labor costs as management salaries not paid, additional reductions in stock compensation costs and professional fees

Total Operating Expenses	$460.6	$766.1	$(305.5)	$1,020.4	$1,213.6	$(193.2)

Other Income (Expense)

Other expense for the three month and six months ended June 30, 2013 was $206,389 and 241,494 respectively, representing significant increases over the same periods of 2012 primarily as a result of increased interest expenses due to debt financing agreements entered into during the first half of 2013.

$ in thousands	Three months ending June 30			Six months ending June 30
	2013	2012	Change	2013	2012	Change
Interest Income (Expense)	$(143.2)	$(34.1)	$(109.1)	$(233.9)	$(61.7)	$(172.2)	Increased as a result of debt financing Q4 2012 - 2013

Change in Fair Value of Liabilities	(38.8)	$-	$(38.8)	$19.1	$(56.1)	$75.2	Due to flucuations in FV as well as new liabilities as a result of Q2 2013 debt financing

Amortization of Debt Issuance Costs	(24.4)	$(1.2)	$(23.2)	(26.6)	(2.4)	$(24.2)	Related to Q2 2013 debt financing

Other Income (Expense)	-	83.5	(83.5)	-	(105.3)	(105.3)	AMS income earned on reclaim of materials

Total Other Income (Expense)	$(206.4)	$48.2	$(254.6)	$(241.5)	$(14.9)	$(226.5)

Liquidity and Financial Resources

The accompanying unaudited interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2013, the Company's liquidity was limited to cash on hand of $2,309,979 and as reflected in the unaudited interim consolidated financial statements; the Company has an accumulated deficit, has suffered significant net losses and has negative cash flows from operations, which raises substantial doubt about the Company’s ability to continue as a going concern.   During the first quarter of 2013, the Company received funding from certain of its investors on a monthly basis while the Company continued to seek to add funding from third parties.

On May 8, 2013, the Company executed agreements for a total of $5,225,000 in debt financing with a possible additional $1,000,000 in 2014.  Current investors and management provided $3,225,000 in convertible debt and a third party provided an additional $2,000,000 in secured debt. The third party has first lien on all Company assets.  As a result of this financing, the Company’s subsidiary, AMS Corp., has secured the lease on its manufacturing facility to June 30, 2014 and has the option to extend for another 2.5 years beyond that date.   The Company is currently seeking an additional $2,000,000 in financing as required by the third party agreement, which will then provide an additional $1,000,000 in incremental funds.    If financing is not obtained, operations could be curtailed in the September – December timeframe.

For the six months ended June 30, 2013, net cash used by operations was $3,708,102 compared to net cash used by operations of $783,266 for the same 2012 period. The cash used by operations during the period ended June 30, 2013 was due primarily to the net loss incurred during the six months end June 30, 2013 as a result of the revenue decline of 70% from the same 2012 period.

Cash flow used for investing activities during the six months ended June 30, 2013 totaled $110,690 for equipment for AMS’s manufacturing operations.  For six months ended June 30, 2012 cash flow used for investing was $839,465 which was also used for equipment for AMS’s manufacturing operations.  Cash flow from financing activities for the six months ended June 30, 2013 was $5,779,067, of which $4,192,239 was related to Convertible Debt and the Hercules Loan. This was offset by $140,886 in principal repayments on AMS’s note payable to Mass Development Financing Agency (MDFA).   For the same 2012 period cash flow from financing activities was $1,594,079, of which $992,500 was from the issuance of common stock, $603,596 from borrowings on the MDFA note payable, these were offset by a reduction in payable to shareholders of $2,017.

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

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), were effective as of June 30, 2013 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the six months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the Risk Factors described in Part 1, Item 1A of our Annual Report on Form 10-K filed with the SEC on April 15, 2013 for the year ended December 31, 2012, except as follows:

Need for Additional Financing

Due to a shortfall in anticipated revenues at the current time, the Company will need additional financing by the end of the third quarter 2013 or early fourth quarter 2013,  If financing is not obtained, operations could be curtailed during that timeframe.

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

Date: August 14, 2013	PLURES TECHNOLOGIES, INC.

/s/ David R. Smith
David R. Smith
Chief Executive Officer