Form 10-Q
period 2013-09-30
Plures Technologies, Inc./DE
filed 2013-11-25
CIK 907686

SECURITIES AND EXCHANGE COMMISSION
Washington  D.C.  20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

YES ☐                               NO  ☒

Number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2013:
5,658,383 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format:

YES ☐                               NO ☒

PLURES TECHNOLOGIES, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Plures Technologies, Inc.
Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$561,358	$149,703
Accounts Receivable, Net	524,959	351,178
Inventories	350,040	259,981
Prepaid and Other Current Assets	383,493	396,674
Total Current Assets	1,819,850	1,157,536

Equipment, Net	3,756,754	3,780,804

Intangible Assets, Net	1,273,785	1,466,961

Other Assets
Restricted Cash	200,000	200,000
Deferred Financing Fees, Net	303,260	28,131
Total Other Assets	503,260	228,131

Total Assets	$7,353,649	$6,633,432

Liabilities and Stockholders' Deficit

Current Liabilities
Current Portion of Notes Payable	$733,737	$286,191
Accounts Payable	1,151,694	1,383,177
Accrued Expenses	511,410	708,816
Deferred Revenue and Customer Deposits	126,616	86,410
Total Current Liabilities	2,523,457	2,464,594

Long-Term Liabilities
Notes Payables, Net of Current Portion	2,220,076	1,601,456
Convertible Debt	3,821,124	13,082
Warrant Liabilities	939,484	111,811
Total Long-Term Liabilities	6,980,684	1,726,349

Total Liabilities	9,504,141	4,190,943

Commitments and Contingencies
Series A Preferred Stock $.001 par value, 5,000,000 shares authorized, 1,375,000 shares issued and outstanding at September 30, 2013 and December 31, 2012	2,750,000	2,750,000

Stockholders' Deficit
Common stock $.001 par value, 50,000,000 shares authorized 5,658,383 and 4,786,526 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	5,658	4,787
Additional Paid-in-Capital	5,783,508	5,217,204
Accumulated Deficit	(10,594,617)	(5,608,323)
Total Plures Technologies, Inc, Stockholders' Deficit	(4,805,451)	(386,332)
Non-Controlling Interest	(95,041)	78,821
Total Stockholders' Deficit	(4,900,492)	(307,511)

Total Liabilities and Stockholders' Deficit	$7,353,649	$6,633,432

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Plures Technologies, Inc.
Consolidated Statement of Operations
(Unaudited)

	Three months ended		Nine Months Ended

	September 30 2013	September 30 2012	September 30 2013	September 30 2012

Revenue	$622,540	$353,784	$1,911,446	$4,889,408

Cost of Revenue	1,715,787	1,903,858	5,321,432	6,098,552

Gross Loss	(1,093,247)	(1,550,074)	(3,409,986)	(1,209,144)

Operating Expenses:

Selling, General and Administrative	496,626	550,376	1,330,864	1,740,166

Research and Development	97,410	63,100	283,541	86,890

Total Operating Expenses	594,036	613,476	1,614,405	1,827,056

Operating Loss	(1,687,283)	(2,163,550)	(5,024,391)	(3,036,200)

Other Income (Expense):

Change in Fair Value of Liabilities	458,561	-	477,619	(56,131)

Other (Expense) Income	(22,551)	5,599	(22,552)	54,046

Amortization of Debt Financing Expenses	(42,337)	(1,214)	(68,955)	(3,643)

Interest Expense	(328,365)	(34,550)	(562,298)	(39,368)

Total Other income (Expense), net	65,308	(30,165)	(176,186)	(45,096)

Net Loss	(1,621,975)	(2,193,715)	(5,200,577)	(3,081,296)

Less: Net Loss attributable to non-controlling interest	(81,124)	(95,056)	(214,283)	(127,188)

Net Loss attributable to Plures Technologies, Inc.	(1,540,851)	(2,098,659)	(4,986,294)	(2,954,108)

Net Loss Per Share:

Basic and Diluted	(0.27)	(0.44)	(0.91)	(0.64)

Weighted Average Shares Outstanding:

Basic and Diluted	5,651,002	4,779,787	5,456,703	4,581,179

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Plures Technologies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30, 2013	September 30, 2012
Cash Flows from Operating Activities:
Net Loss	$(5,200,577)	$(3,081,296)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Stock Compensation Expense	335,560	321,858
Amortization of Debt Issuance Costs	68,955	3,643
Discount on Debt	263,104	8,610
Accrued Interest on Debt	114,551	0
Change in Fair Value of Derivative Warrant and Bifurcated Conversion Liabilities	(477,619)	56,131
Depreciation	322,034	212,609
Amortization of Intangibles	193,175	193,175
Investment in Subsidiary	22,551	0
Changes in Operating Assets and Liabilities
Accounts Receivable	(173,781)	95,161
Inventories	(90,059)	238,423
Prepaid Expenses and Other Current Assets	13,182	(35,326)
Accounts Payable	(231,483)	278,420
Accrued Expenses	(197,406)	(165,952)
Deferred Revenue and Customer Deposits	40,206	73,752
Net Cash Used in Operating Activities	(4,997,607)	(1,800,792)

Cash Flows from Investing Activities:
Purchase of Manufacturing Equipment	(297,984)	(885,712)
Net cash Used in Investing Activities	(297,984)	(885,712)

Cash Flows from Financing Activities:
Issuance of Convertible Debt, Net of Issuance Costs	4,192,238	-
Issuance of Common Stock, Net of Issuance Costs	-	992,500
Borrowings on Note Payable, Net of Issuance Costs	1,727,714	603,596
Repayments on Note Payable	(212,706)	-
Reduction of Payable to Shareholders	-	(2,017)
Net Cash Provided by Financing Activities	5,707,246	1,594,079

Net Increase (Decrease) in Cash and Cash Equivalents	411,655	(1,092,425)

Cash and Cash Equivalents, beginning of period	149,703	1,123,518

Cash and Cash Equivalents, end of period	$561,358	31,093

Non-Cash Investing and Financing Activities
Issuance of Warrants/Common Stock as Finders' Fees	$40,890	-
Non-Cash Interest Expense	$446,610	-

Plures Technologies, Inc
Notes to Unaudited Consolidated Financial Statements

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

Although the Company believes that the disclosures in these unaudited interim consolidated financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with US GAAP has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2012 filed with the SEC on April 15, 2013.

For a complete summary of our significant accounting policies, please refer to Note 1 included in Item 8 of our Form 10-K for the fiscal year ended December 31, 2012. There have been no material changes to our significant accounting policies during the nine months ended September 30, 2013.

Liquidity and Management Plans

The accompanying unaudited consolidated interim financial statements have been prepared assuming that the Company will continue as a going concern.  As of September 30, 2013, the Company's liquidity was limited to cash on hand and restricted cash of $761,358 and as reflected in the unaudited interim consolidated financial statements; the Company has an accumulated deficit, has suffered significant net losses, and has negative cash flows from operations, all of which raises substantial doubt about the Company’s ability to continue as a going concern. During the first nine months of 2013, the Company has received a total of $6,224,999 in debt financing. Current investors and management provided $4,224,999 in convertible debt and a third party provided an additional $2,000,000 in secured debt, gross of issuance costs. The third party has first lien on all Company assets.  The unaudited consolidated interim financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Reclassification

Certain accounts in the September 30, 2012 unaudited interim consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the September 30, 2013 unaudited interim consolidated financial statements.

Recently Issued Accounting Guidance

Accounting Standards Update (ASU) 2013-11, “Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” was issued in July 2013.  The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  Early adoption is permitted.  The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company does not expect adoption of this ASU to have a material impact on its financial statements.

2.   Inventories

Inventories are comprised of the following:

	September 30, 2013	December 31 , 2012

Raw Material	$309,357	$259,981
Work in Process	40,683	-
Total	$350,040	$259,981

At September 30, 2013 and December 31, 2012 the Company had no reserves for inventory obsolescence.

Plures Technologies, Inc
Notes to Unaudited Consolidated Financial Statements

3.  Debt

Convertible Debt

On various dates from October 2012 through March 2013 the Company entered into 2% Secured Convertible Promissory Note agreements (the “Prior Notes”) with certain of its investors and management.  Pursuant to the Prior Notes, the Company issued an aggregate of $2,433,331 in principal and issued 833,333 warrants (the “Prior Note Warrants”) to purchase shares of the Company’s common stock.  The Prior Notes and Prior Note Warrants were amended in the second quarter of 2013 and converted under the amended terms. See below for further information.

The Prior Notes were payable in full 54 months from date of issuance, if and to the extent they were not sooner paid or converted.  The Prior Notes accrued simple interest at two percent (2%) per annum.  The Prior Notes were guaranteed jointly and severally by the Company’s subsidiaries and secured by all of the assets of the Company and by a pledge of each subsidiary’s securities, subordinate only to the Massachusetts Development Financing Agency (“MDFA”) lien.  The Prior Notes were convertible into common stock of the Company at $3.00 and $2.50 per share plus additional shares for any unpaid interest by the holders at any time prior to maturity.  Of the total amount of the Prior Notes, $2,099,998 were convertible at $3.00, while $333,333 were convertible at $2.50.  The Prior Notes could have been prepaid at any time at the option of the Company.

The detachable Prior Note Warrants were exercisable at any time at an exercise price of $.01 per share and expire four (4) years from date of issuance.  The fair value of the Prior Note Warrants has been determined using the Black Scholes model with the following assumptions:  risk free rate 0.48% - 0.63%, dividend yield 0.0%, expected life of 4 years, and volatility 40.4% - 44.9%.  The proceeds of the Prior Notes have been discounted for the fair value of the Prior Note Warrants ($1,199,517) which was recorded in additional paid-in capital. The warrant discount is being amortized over the life of the Prior Notes using the effective interest method.  For the year ended December 31, 2012, $2,862 of the warrant discount was amortized to interest expense.  The total fair value allocated to the Prior Notes was amounted to $1,233,815 of which $1,143,961 has been  allocated to a beneficial conversion feature (“BCF”).  A BCF was recorded as a debt discount as the consideration allocated to the convertible security, divided by the number of common shares into which the security converts, was below the fair value of the common stock at the date of issuance of the convertible instruments.  The BCF is being amortized to interest expense over the life of the Prior Notes, using the effective interest method.  Amortization of the BCF amounted to $2,861 for the year ended December 31, 2012.  Additionally, interest expense of $5,207 was accrued to the Prior Notes for the year ended December 31, 2012.

As noted above during the second quarter of 2013 the Company entered into Amended Securities Purchase Agreements with certain of its investors and management for 2% Secured Convertible Promissory Notes (“Notes”).  Pursuant to the Notes, the Company issued  an aggregate of $5,633 331 in principal and issued 3,536,458 warrants (the “Note Warrants”) to purchase shares of the Company’s common stock. The $5,658,331 in total principal consists of $3,225,000 of additional funding and $2,433,331 in Prior Notes entered into during 2012 and during the first quarter of 2013 and amended under this agreement.  The Notes are payable in full 54 months from date of issuance, if and to the extent they are not paid sooner or converted.  The Notes accrue simple interest at two percent (2%) per annum. The Notes are initially convertible into common stock of the Company at $1.60 per share plus additional shares for any unpaid interest by the holders at any time prior to maturity.  If the cash balance of the Company and its subsidiaries is less than $1,000,000 during the term of the Notes, the conversion rate will become $1.00.

The Notes are guaranteed jointly and severally by the Company’s subsidiaries and secured by all of the assets of the Company and by a pledge of each subsidiary’s securities, subordinate to all other debt.

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

Plures Technologies, Inc
Notes to Unaudited Consolidated Financial Statements

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

At closing of the Amended Securities Purchase Agreement, the unamortized warrant discount and BCF originally recorded with the Prior Notes and Note Warrants of $2,314,084 were written off to additional paid in capital on May 8, 2013. For the six months ended June 30, 2013, amortization of the BCF from the Prior Notes was $23,660.

On September 15, 2013 the Company’s bank balance dropped below the $1,000,000 threshold required in the agreements resulting in a conversion rate change for the Notes and Note Warrants from $1.60 to $1.00.  The Notes are now convertible into 5,658,331 shares of common stock and the holders of the Note Warrants now have the right to purchases 5,658,331 shares of common stock.  All other terms and conditions of the Notes and Note Warrants are unchanged.

The Company reassessed the bifurcated conversion liability and warrant liability that was recorded in May 2013 as a result of this financing to ensure that these derivatives were still properly classified.  As a result of the change in conversion rate to a fixed $1.00, it was determined that both of these no longer met the requirements to be accounted for as liabilities, and as such, their fair values as of September 15, 2013 were transferred to equity.

The Company estimated the fair market value of the bifurcated conversion liability at September 15, 2013 to be $805,964. The fair value of the conversion feature at September 15, 2013 was determined using the Black Scholes model with the following assumptions:  risk free rate 1.02%, dividend yield 0.0%, expected life of 3.58-4.14 years, and volatility 99.97%.  The Company recorded $258,865 as a change in fair value of liabilities in the consolidated statement of operations for the period from June 30, 2013 through September 15, 2013 and the $805,964 balance was then reclassified to additional paid in capital on September 15, 2013.  The initial conversion feature discount calculated at inception of the Notes will continue to be amortized over the original life of the Notes using the effective interest method.

The Company estimated the fair market value of the warrant liability at September 15, 2013 to be $806,283. The fair value of the conversion feature at September 15, 2013 was determined using the Black Scholes model with the following assumptions:  risk free rate 1.02%, dividend yield 0.0%, expected life of 3.08-3.64 years, and volatility 108.3%. The Company recorded a credit to earnings of $258,132 as a change in fair value of liabilities in the consolidated statement of operations for the period from June 30, 2013 through September 15, 2013 and $806,283 was reclassified to additional paid in capital on September 15, 2013.  The initial debt discount calculated at inception of the Notes will continue to be amortized over the life of the Notes using the effective interest method.

As of September 30, 2013, the Company had accrued interest on the Notes of $65,696. Additionally, the Company had $18,674 of  direct financing costs which was recorded as deferred financing costs and will be amortized to interest expense over the term of the related debt.

The total principal amounts outstanding at September 30, 2013 and December 31, 2012 were $5,658,331 and $1,433,332, respectively.

Notes Payable

Massachusetts Development Financing Agency (“MDFA”) Loan

On October 13, 2011, the Company and its subsidiary, AMS Corp. entered into a series of agreements with MDFA related to financing for up to $2,000,000 loan for the purchase of equipment, including a Loan Agreement, a Term Note, a Security Agreement, and a Warrant. The actual principal amount was based on equipment purchased during the first six months or such longer period as the lender permitted.  The loan bears interest at the rate of 6.25% per annum. The term of the loan is seven years and is repayable as follows: interest only for the first twelve months, and then constant payments of interest and principal during the following six year period.  The loan is repayable in whole or part without penalty.  The loan is secured by a security interest in substantially all of the assets of AMS   excluding intellectual property. In connection with this loan, the Company has certain covenants that are required to be maintained that may or may not result in default. The Company, in conjunction with the financing, granted a warrant to MDFA for 59,524 shares of common stock of the Company at an exercise price of $2.10.  The $80,357 fair value of the warrants was recorded as a warrant liability with a corresponding amount as a discount to the debt.  The fair value of the warrant, which is required to be measured on a recurring basis, was determined using the Black Scholes model with the following assumptions:  risk free rate 2.0%, dividend yield 0.0%, expected life of 10 years, and volatility 65%.  Additionally, the Company had $34,000 of direct financing costs which was recorded as deferred financing costs and will be amortized over the term of the related debt.

Plures Technologies, Inc
Notes to Unaudited Consolidated Financial Statements

As of March 29, 2012 AMS had borrowed the full amount available under the loan.  Consistent with the terms of the loan, AMS began making principal payments effective October 1, 2012.

As a result of the debt financing in May 2013, the Warrant issued in October 2011 became subject to adjustment in terms of exercise price and number of shares.  The exercise price was adjusted from $2.10 to $1.35, which resulted in an increase in the number of shares of common stock of the Company exercisable in the Warrant grant to MDFA from 59,524 to 92,472 shares.

On May 8, 2013, the Company and MDFA executed a “First Amendment to Term Note”. Per the amendment, the Company, prior to the maturity date of the loan must make a one-time lump sum principal payment of $500,000.  Until such payment is made, the Company must accrue an additional 3% annual interest on the outstanding principal balance. This accrued interest is to be paid in addition to the lump sum.  MDFA also executed a subordination agreement that makes this loan subordinate to the Hercules Loan (discussed further below). MDFA was also granted an additional warrant to purchase 59,524 shares of common stock with an exercise price of $.10 with a term of 10 years.  The $15,330 fair value of the warrant was recorded as a warrant liability with a corresponding amount as a discount to the debt.  The fair value of the warrant, which is required to be measured on a recurring basis, was determined using the Black Scholes model with the following assumptions:  risk free rate of 1.81%, dividend yield of 0.0%, expected life of 10 years, and volatility of 66%.

As of September 30, 2013, the company has repaid $212,706 of the principal.  Interest expense of $28,575 and $88,476 was paid for the three and nine months ended September 30, 2013, respectively.  Interest expense of $31,948 and $87,863 was paid for the three and nine months ended September 30, 2012, respectively.  As of September 30, 2013, the Company was considered not in compliance with certain covenants as described in Loan Agreements.

As of September 30, 2013, the Company had accrued interest on the MDFA Note of $21,590. Additionally, the Company paid direct financing costs which were recorded as deferred financing costs and which will be amortized to interest expense over the term of the related debt.

The total principal amounts outstanding at September 30, 2013 and December 31, 2012 were $1,741,427 and $ 1,954,133, respectively.

Hercules Technology Growth Capital (“Hercules”) Loan

On May 8, 2013 the Company’s subsidiary, AMS Corp., and Hercules Technology Growth Capital, Inc.  (“Hercules”) entered into a Loan and Security Agreement, a Note, a Guaranty and a Warrant.  The agreement provides for up to $3,000,000 as financing, with an initial loan amount of $2,000,000 provided upon closing.  The debt is guaranteed jointly and severally by the Company’s subsidiaries and secured with a first lien by all of the assets of the Company and by a pledge of each subsidiary’s securities. In connection with the loan, the Company has certain covenants that are required to be maintained that may or may not result in default. The loan bears interest at a rate equal to current prime rate plus 12.75%. At closing the rate was 16.0% per annum (3.25% prime plus 12.75%).  The interest rate is broken into two components; cash interest at the rate of 12.0% per annum and payment-in-kind (PIK) interest at 4.0% per annum. The term of the loan is 41 months and is repayable as follows: interest only for the first nine months, and then payments of cash interest and principal for the remaining term.  The loan is repayable in whole or part without penalty.   PIK interest is accrued over the term of the loan and paid at maturity.

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

Plures Technologies, Inc
Notes to Unaudited Consolidated Financial Statements

The Company had $107,920 of direct financing costs which was recorded as deferred financing costs.  The Company also paid finders fees in the form of cash and warrants for the purchase commons stock of $190,270 which was recorded as deferred financing costs. The deferred financing costs will be amortized to interest expense over the term of the related debt.

As of September 30, 2013, no amounts have been applied to principal. Interest expense of $61,701 and $77,162 for three and nine months ended was incurred.

As of September 30, 2013, the Company had accrued interest on the Notes of $32,473. Additionally, the Company paid direct financing costs, which were recorded as deferred financing costs of $68,373 which will be amortized to interest expense over the term of the related debt.

As of September 30, 2013, the Company was   not in compliance with certain covenants as described in the Loan and Security Agreement.

The total principal amount outstanding at September 30, 2013 was $2,000,000.

The following is a summary of the maturities of debt outstanding on September 30, 2013:

Year	Debt Outstanding as of 9/30
2013	$73,267
2014	909,404
2015	1,057,248
2016	1,007,977
2017	6,026,546
2018	325,316
Thereafter	0
Total	$9,399,758

4.  Income Taxes

The Company has recorded a full valuation allowance against its net deferred tax assets as management believes that, after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that the deferred tax assets at September 30, 2013 will not be realized.

At September 30, 2013, the Company had available net operating loss carryforwards for federal and state income tax purposes of approximately $18,600,000 and $14,200,000, respectively, which may be used to offset future taxable income, subject to the limits discussed below.  The transaction for the AMS Inc. acquisition most closely resembles a Type C reorganization under IRC Section 368 (a1C).  In a Type C reorganization one corporation acquires nearly all properties of another corporation in exchange solely for all or a part of  its own or its  controlling parent’s voting stock followed by the acquired corporation’s distribution of all its  properties pursuant to the plan of reorganization.  This type of transaction qualifies as a non-taxable transaction under IRC Section 368 (a1C).  These Net Operating Losses (NOLs) are subject to review and possible adjustment by the Internal Revenue Service (“IRS”) and state tax authorities. The federal NOLs expire at various dates through 2032. For state purposes, Massachusetts has a five year net operating loss carryover rule for tax years beginning before January 1, 2010. At September 30, 2013, there are $3,700,000 in Massachusetts NOLs set to expire at various dates through 2015. For tax years beginning on or after January 1, 2010, Massachusetts has adopted a twenty year NOL carryover rule and has $10,200,000 in net operating loss carryforwards that are set to expire at various dates through 2032. The Company has available net operating loss carryforwards for New York State purposes in the amount of $300,000 that are set to expire at various dates through 2032.

In addition, $87,000 of Massachusetts investment tax and research and development credits are available to the Company as carryforwards, expiring in various dates through 2015. Of these credits $4,000 of investment tax and $22,000 of R&D are subject to IRC Section 382 as they are considered as part of the pre-change losses and are fully limited.  The remaining $61,000 do not expect to be utilized until the Massachusetts net operating loss carryforward is exhausted and is fully reserved for in the Company’s deferred tax valuation allowance.

Plures Technologies, Inc
Notes to Unaudited Consolidated Financial Statements

5.    Stock Compensation

In July 2013 the Company issued a warrant to purchase 795,000 shares of common stock to a director. Stock based compensation expense of $68,696 was recognized for the period ending September 30, 2013. The warrant is exercisable for two years from date of issuance at an exercise price of $.80 per share. The fair value of the warrant was determined using the Black Scholes model with the following assumptions:  risk free rate 0.32%, dividend yield 0.0%, expected life of 2 years, and volatility 139.6%.

Total stock based compensation related to restricted shares, board shares, incentive stock option shares and warrants for the three and nine months ended September 30, 2013 was $109,273 and $335,560, respectively.

Total stock based compensation related to restricted shares, board shares, incentive stock option shares and warrants for three and nine months ended September 30, 2012 was $129,808 and $321,858, respectively.

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

The following table sets forth Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy:

Plures Technologies, Inc
Notes to Unaudited Consolidated Financial Statements

Fair Value measurements at September 30, 2013:
	Level 1	Level 2	Level 3	Total
Assets
Money Market Accounts (a)	$200,000	$-	$-	$200,000

Targets (b)	$275,521	$-	$-	$275,521
Liabilities
MDFA Warrant Liability 1	$-	$-	$5,259	$5,259

MDFA Warrant Liability 2	$-	$-	$7,238	$7,238

Hercules Warrant Liability	$-	$-	$926,987	$926,987

Fair Value measurements at December 31, 2012:
	Level 1	Level 2	Level 3	Total
Assets
Money Market Accounts (a)	$239,504	$-	$-	$239,504

Targets (b)	$315,350	$-	$-	$315,350
Liabilities
MDFA Warrant Liability 1	$-	$-	$111,811	$111,811

(a)	Included in cash and cash equivalents and restricted cash on the consolidated balance sheet
(b)	Included in other current assets on the consolidated balance sheet.

The Company values the warrant liabilities issued in conjunction with the MDFA Note Payable (Note 3) using a Black-Scholes option pricing model, at each reporting date, which incorporates assumptions about underlying asset value, volatility, expected remaining life and risk free interest rate.  The assumptions used at September 30, 2013 and December 31, 2012, respectively, were as follows:

	September 30,	December 31,
	2013	2012
Fair value of underlying stock per share	$0.15	$3.00
Risk-free interest rate	2.33% -2.64%	1.48%
Expected term	8.04- 9.60 years	8.79 years
Dividend yield	0.0%	0.0%
Volatility	71.21% - 74.89%	46.67%

The Company values the warrant issued in conjunction with the Hercules Note Payable (Note 3) using a Black-Scholes option pricing model, at each reporting date, which incorporates assumptions about underlying asset value, volatility, expected remaining life and risk free interest rate.  The assumptions used at September 30, 2013 were as follows:

Plures Technologies, Inc
Notes to Unaudited Consolidated Financial Statements

September 30, 2013

Fair value of underlying stock per share	$1.61
Risk-free interest rate	2.02%
Expected term	6.60 years
Dividend yield	0.00%
Volatility	80.75%

Marked-to-Market

The change in fair value of liabilities during the period is as follows:

	MDFA Warrants 1	MDFA Warrants 2	Hercules Warrants	Convertible Debt Warrants	Conversion Feature	Total Fair Value
Balance 12/31/12	$111,811	$-	$-	$-	$-	$111,811

Initial Measure May 2013	-	15,330	845,922	1,027,770	1,028,517	2,917,539

Mark to Market	(106,552)	(8,092)	81,065	(221,487)	(222,553)	(477,619)

Reclass to Equity	-	-	-	(806,283)	(805,964)	(1,612,247)

Balance 9/30/13	$5,259	$7,238	$926,987	$-	$-	$939,484

The Company recorded a total net decrease of $477,619 in change in fair value of liabilities as a credit to the statement of operations during the nine months ended September 30, 2013.   For the nine months ended September 30, 2012 the Company recorded an increase of $56,131 in fair value as an expense in the statement of operations.

The Company recorded a total net decrease of $57,236 in change in fair value of targets as a credit to the statement of operations during the nine months ended September 30, 2013.

Sensitivity to Changes in Significant Unobservable Inputs

The significant unobservable inputs used in the fair measurement of the warrant liability are the volatility of the underlying stock value and the value of our common stock.  Significant increases (decreases) in these unobservable inputs in isolation would result in significantly lower (higher) fair value measurement.

7.  Other Comprehensive Income

For three and nine months ending September 30, 2013 and 2012, the Company had no other comprehensive income.

8.  Earnings Per Share

The Company reports basic and diluted earnings per share (“EPS”). Basic EPS is based on the weighted average number of shares outstanding during the period, while diluted EPS additionally includes the dilutive effect of the Company’s outstanding stock options, warrants, and restricted stock computed using the treasury stock method as well as other potentially dilutive securities. For the periods ended September 30, 2013 and 2012 potentially dilutive securities include:

Plures Technologies, Inc
Notes to Unaudited Consolidated Financial Statements

	September 30, 2013	September 30, 2012

Common Stock Warrants	7,034,492	238,690
Convertible debt	5,658,331	-
Convertible preferred stock	1,667,264	1,667,264
Preferred Stock Warrants	742,335	-
Options	458,750	447,500
Escrow shares	-	691,373
Restricted stock	-	20,000

Total potentially dilutive securities	15,561,172	3,064,827

For the three and nine months ended September 30, 2013 and 2012, the shares used in computing diluted net loss per share do not include any of the above securities as the effect is anti-dilutive.

9. Concentrations of Credit Risk

During the three and nine months ended September 30, 2013, the Company had sales to three and four customers that accounted for approximately 60% and 56% of all revenue, respectively. During the three and nine months ended September 30, 2012, the Company had sales to four customers and one customer that accounted for approximately 79% and 74% of all revenue, respectively.

10. Related Party Transactions

The Company utilizes services of a law firm that has an employee who is also an officer and director of the Company.  Fees charged by this firm were $42,419 and $47,824 for the three months ended September 30, 2013 and 2012, respectively. Fees charged by this firm were $173,659 and $116,812 for the nine months ended September 30, 2013 and 2012, respectively.

11. Subsequent Events

On November 6, 2013 the Company received a letter dated November 5, 2013 from counsel to the landlord of the office and fabrication facility of the Company’s subsidiary, Advanced MicroSensors Corp (AMS), located in Shrewsbury MA. The letter advised that AMS was in default of its obligations under the lease for failure to pay rent and other fees as they have come due through November 1, 2013.   The Company has been given five (5) days to cure default.

On November 19, 2013 the Company borrowed $75,000 from certain investors.  The loan bears interest at 10% per annum and the investors will be issued 112,500 common stock warrants at an exercise price of $.01 per share with a five year term.   The loan is repayable on November 25, 2013 with a fee equal to 25% of the loan amount. Additionally, a commitment fee of 75,000 common stock warrants at $.01 per share, with a five year team, was paid for such funds.

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

Recently Issued Accounting Guidance

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

Results of Operations for Three and Nine Months Ended September 30, 2013 and 2012

Summary

For the three months ending September 30, 2013 compared with the same 2012 period, the Company reduced losses by 26% from approximately $2,193,715 to $1,621,975.  This was a result of increased revenues, as well as lower overall expenses (detailed below).   For nine months ending September 30, 2013 period losses were approximately $5,200,577, an increase of $2,119,281 compared with the same 2012 period. This is a result of revenues for the 2013 period declining by $2,977,962 (61%) while cost of revenues and operating expense declined by $989,771 (24%) as they do not decline proportionately since the majority of costs are fixed.  Additionally, these savings were offset by increases of $131,090 in other expenses primarily due to debt financing transactions in May 2013.

Revenues

Revenues for the three months ended September 30, 2013 were $622,540, compared with $353,784 for the same period in 2012, an increase of 76%.  This increase is a result of the Company now beginning to replace revenues lost in 2012 when their largest customer curtailed orders in the second quarter of 2012.   Revenues for the nine months ended September 30, 2013 were still 61% lower than the comparable 2012 period, $1,911,446 compared with $4,889,408, as a result of the curtailment in sales to the Company’s largest customer in 2012.

Cost of revenues

Cost of revenues for the three months ended September 30, 2013 were approximately $188,071 lower than the same period in 2012 as a result of lower expenses related to inventory obsolescence offset by higher operational and depreciation costs.  Operational costs increased in the 2013 period as revenues for the period increase by 76% over the 2012 period, depreciate increased as a result of equipment installations during 2012.   For nine months ending 2013 expenses are approximately $777,120 less than the same period in 2012. Operational savings of $933,200 were realized on lower staffing and material costs due to lower revenue (61% reduction period to period), offset by 2013 reserves for obsolescence, fair value changes, and an elimination of a warranty reserve.

$ in thousands	Three months ending Sept 30			Nine months ending Sept 30
	2013	2012	Change	2013	2012	Change

Operational Costs	$1,581.6	$1,446.9	$134.6	$4,718.2	$5,649.0	$(930.7)

Depreciation and Amortization	137.5	118.9	18.6	397.2	302.7	94.5

Inventory Obsolescence	3.6	338.1	(334.5)	148.8	343.7	(195.0)

Fair Value of Target Material	(6.8)	-	(6.8)	57.2	-	57.2

Warranty for Product Returns	-	-	-	-	(196.9)	196.9

Total Cost of Revenues	$1,715.8	$1,903.9	$(188.1)	$5,321.4	$6,098.6	$(777.1)

Operating Expenses

Operating expenses for the three and nine months ended September 30, 2013 were reduced by approximately $19,500 and $212,700, respectively, as compared to the 2012 periods.   General and administrative savings were lower as a result of reduced labor costs in both AMS and Plures due to lower 2013 staffing, 2012 severance payments and reductions in management salaries.  Research and development expenses have increased over the 2012 periods as development efforts did not begin until later in 2012.

$ in thousands	Three months ending Sept 30			Nine months ending Sept 30
	2013	2012	Change	2013	2012	Change

Research and Development	$97.4	$63.1	$34.3	$283.5	$86.9	$196.7

General and Admin - AMS	157.2	213.3	(56.1)	568.0	838.5	(270.5)

General and Admin - Plures	339.4	337.1	2.3	762.8	901.7	(138.9)

Total Operating Expenses	$594.0	$613.5	$(19.5)	$1,614.4	$1,827.1	$(212.7)

Other Income (Expense)

For three months ending September 30, 2013 the Company had approximately $65,300 of other income compared to approximately $30,200 of expense for the same 2012 period.  This change is a result of a significant decrease in the fair value of derivative liabilities due to changes in the Company’s stock price during the quarter offset by higher interest expenses due to debt financing that was closed in May 2013 as well as accounting for higher debt issuance costs.   For nine months ending September 30, 2013 expenses were approximately $131,100 higher than the 2012 period, again primarily as result of reductions in fair value of derivative liabilities off set by higher interest expenses. The Company has significant increases in interest expense during the 2013 periods as compared to the 2012 periods as a result of debt financing completed in the first half of 2013.

$ in thousands	Three months ending Sept 30			Nine months ending Sept 30
	2013	2012	Change	2013	2012	Change

Change in Fair Value of Liabilities	$458.6	$-	$458.6	$477.6	$(56.1)	$533.7

Other Income (Expense)	(22.6)	5.6	(28.1)	(22.6)	110.2	(132.7)

Amortization of Debt Issuance Costs	(42.3)	(1.2)	(41.1)	(69.0)	(3.6)	(65.3)

Interest Expense	(328.4)	(34.5)	(293.8)	(562.3)	(95.5)	(466.8)

Total Other Income (Expense)	$65.3	$(30.2)	$95.5	$(176.2)	$(45.1)	$(131.1)

Liquidity and Financial Resources

The accompanying unaudited interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2013, the Company's liquidity was limited to cash on hand and restricted cash of $761,358 and as reflected in the unaudited interim consolidated financial statements; the Company has an accumulated deficit, has suffered significant net losses and has negative cash flows from operations, which raises substantial doubt about the Company’s ability to continue as a going concern.

On November 19, 2013 the Company borrowed $75,000 from certain investors. The loan bears interest at 10% per annum and the investors will be issued 112,500 common stock warrants at an exercise price of $.01 per share with a five year term. The loan is repayable on November 25, 2013 with a fee equal to 25% of the loan amount. Additionally, a commitment fee of 75,000 common stock warrants at $.01 per share, with a five year team, was paid for such funds.

Due to shortfalls in revenues the Company must have additional financing to continue operations. Although arrangements have been made, the same have not been consummated as of this date, and if the same are not consummated in the very immediate future, operations will be suspended or terminated.

For the nine months ended September 30, 2013, net cash used by operations was $4,997,607 compared to net cash used by operations of $1,800,792 for the same 2012 period. The cash used by operations during the period ended September 30, 2013 was due primarily to the net loss incurred during the nine months ended as a result of the revenue decline of 61% from the same 2012 period.

Cash flow used for investing activities during the nine months ended September 30, 2013 totaled $297,984 for equipment for AMS’s manufacturing operations.  For nine months ended September 30, 2012 cash flow used for investing was $885,712 which was also used for equipment for AMS’s manufacturing operations.  Cash flow from financing activities for the nine months ended September 30, 2013 was $5,707,246, of which $4,192,238 was related to 2% Secured Convertible Promissory Notes and the Hercules Technology Growth Capital Loan. This was offset by $212,706 in principal repayments on AMS’s note payable to Mass Development Financing Agency (MDFA).   For the same 2012 period, cash flow from financing activities was $1,594,079, of which $992,500 was from the issuance of common stock, $603,596 from borrowings on the MDFA note payable, these were offset by a reduction in payable to shareholders of $2,017.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the nine months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to the Risk Factors described in Part 1, Item 1A of our Annual Report on Form 10-K filed with the SEC on April 15, 2013 for the year ended December 31, 2012, except as follows:

Need for additional financing

Due to shortfalls in revenues the Company must have additional financing to continue operations. Although arrangements have been made, the same have not been consummated as of this date, and if the same are not consummated in the very immediate future, operations will be suspended or terminated.

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

Date: November 25, 2013	PLURES TECHNOLOGIES, INC.

/s/ David R. Smith
David R. Smith
Chief Executive Officer

